Form 10-Q
period 1996-03-31
APAC TELESERVICES INC
filed 1996-05-15
CIK 949297

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________________ to
_____________________

Commission file number 0-26786

                             APAC TELESERVICES, INC.
             (Exact name of registrant as specified in its charter)

                      Illinois                        36-2777140
                  (State or other                  (I.R.S. Employer
                  jurisdiction of                 Identification No.)
                  incorporation or
                   organization)

             One Parkway North Center,
                     Suite 510                           60015
                Deerfield, Illinois
               (Address of principal                  (Zip Code)
                 executive office)

                                 (847) 945-0055
                    (Registrant's telephone number, including

                                 Not applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No  __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $0.01 Par Value--46,238,362 shares outstanding as of May 15,
1996.

                                      INDEX

                             APAC TELESERVICES, INC.


                                                                          PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   Condensed Balance Sheets--March 31, 1996 and December 31, 1995

   Condensed Statements of Income--Thirteen Weeks Ended March 31, 1996 and April 2, 1995

   Condensed Statements of Cash Flows--Thirteen Weeks Ended
   March 31, 1996 and April 2, 1995

   Notes to Condensed Financial Statements--March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

                         PART I.  FINANCIAL INFORMATION

                             APAC TELESERVICES, INC.

                            CONDENSED BALANCE SHEETS

                                                      MARCH 31,   DECEMBER 31,
                                                        1996          1995
                      ASSETS                         (Unaudited)    (Audited,
                                                                     Note 1)
                                                    (000's omitted, except
                                                          share data)

CURRENT ASSETS
 Cash and cash equivalents                              $     23     $  4,186
 Short-term investments                                   16,700       26,000
 Accounts receivable, net                                 30,915       18,736
 Deferred preoperating costs                                 776        1,142
 Prepaid expenses                                            393          652
   Total Current Assets                                   48,807       50,716

PROPERTY, PLANT AND EQUIPMENT                             43,438       32,105
Less--Accumulated depreciation and amortization          (10,086)      (8,489)
   Property, Plant and Equipment, Net                     33,352       23,616
 Total Assets                                           $ 82,159     $ 74,332

                   LIABILITIES AND
                SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts and notes payable                             $  3,623     $  3,068
 Income taxes payable                                      3,581        1,263
 Other current liabilities                                13,744       13,340
   Total Current Liabilities                              20,948       17,671

LONG-TERM DEBT, NET                                        1,411        1,474

DEFERRED INCOME TAXES                                      2,320        2,480

SHAREHOLDERS' EQUITY
 Preferred shares, $0.01 par value; 50,000,000 shares
   authorized; none issued and outstanding
 Common shares, $0.01 par value; 100,000,000
   shares authorized; 46,209,120 shares issued and
   outstanding at March 31, 1996; 46,200,000 shares
   issued and outstanding at December 31, 1995               462          462
 Other shareholders' equity                               57,018       52,245
   Total Shareholders' Equity                             57,480       52,707
 Total Liabilities and Shareholders' Equity             $ 82,159     $ 74,332

See Notes to Condensed Financial Statements.

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THIRTEEN WEEKS ENDED

                                                  MARCH 31,      APRIL 2,
                                                    1996           1995
                                                   (000's omitted, except
                                                    for per share data)

Net revenue                                      $48,144        $17,865

Operating expenses:
 Cost of services                                 34,386         11,481
 Selling, general and
  administrative expenses                          6,191          3,616
    Total operating expenses                      40,577         15,097
 Income from operations                            7,567          2,768
Interest income (expense)                            228           (242)
 Income before income taxes                        7,795          2,526
Income taxes                                       3,080              -
 Net income                                      $ 4,715        $ 2,526

Pro forma income data:
 Net income as reported                                         $ 2,526
 Pro forma adjustment to
  recognize "C" corporation
  provision for income taxes                                       (989)
    Pro forma net income                                        $ 1,537

Net income per share:
 Net income as reported                          $  0.10        $  0.06
 Pro forma adjustment                                  -          (0.02)
  Net income as adjusted                         $  0.10        $  0.04

Weighted average number of shares
 outstanding                                      47,678         40,086

See Notes to Condensed Financial Statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  THIRTEEN WEEKS ENDED
                                                  MARCH 31,   APRIL 2,
                                                    1996        1995
                                                    (000's omitted)

OPERATING ACTIVITIES
 Net income                                       $ 4,715    $ 2,526
 Depreciation and amortization                      2,016        754
 Deferred income taxes                               (220)         -
 Change in operating assets and liabilities        (8,409)     1,569
   Net Cash Provided (Used) by Operations          (1,898)     4,849

INVESTING ACTIVITIES
 Sales of short-term investments                    9,300          -
 Purchases of property, plant and equipment       (11,333)    (4,561)
   Net Cash Used by Investing Activities           (2,033)    (4,561)

FINANCING ACTIVITIES
 Proceeds from long-term debt                           -      1,490
 Payments on long-term debt                          (290)      (505)
 Net proceeds under Revolving Credit facility           -      1,460
 Decrease in book overdraft                             -     (1,310)
 Exercise of employee stock options                    58          -
 Dividends paid                                         -       (482)
   Net Cash Provided (Used) by Financing Activities  (232)       653

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      ($4,163)   $   941

See Notes to Condensed Financial Statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 1996. The Balance Sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2--INCOME TAXES

Prior to its initial public offering completed on October 16, 1995, the Company had elected to be treated for Federal and certain state income tax purposes as an S corporation. As a result, earnings of the Company have been taxed directly to the shareholders of the Company, rather than to the Company. The pro forma income data in the Statements of Income provides information as if the Company had been treated as a C corporation for income tax purposes for the quarter ended April 2, 1995.

NOTE 3--RELATED PARTY TRANSACTIONS

In February, 1996, Theodore G. Schwartz, Chairman and Chief Executive Officer of the Company, and two Schwartz Family Trusts sold 2,875,000 shares of the Company's Common Shares reducing the family's ownership to 65%. Costs associated with the Schwartz family's secondary offering of Common Shares amounting to approximately $350,000 have been incurred and expensed by the Company and are included in selling, general and administrative expenses for the quarter ended March 31, 1996.

NOTE 4--SUBSEQUENT EVENTS

On April 9, 1996, the Company announced a two-for-one stock split in the form of a dividend payable on May 15, 1996, to holders of Common Shares of record on April 26, 1996. Shareholders' equity and per share data have been retroactively adjusted to reflect the stock split.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APAC provides telephone-based sales, marketing and customer management services. The Company has two primary service offerings. Sales Solutions provides outbound sales support to consumers and businesses, database analysis and management, market research, targeted marketing plan development and customer lead generation, acquisition and retention. Service Solutions provides inbound customer service, direct mail response, "help" line support and catalog order processing.

RESULTS OF OPERATIONS

Net revenue in the first quarter of 1996 increased $30.3 million or 169.5% over the first quarter of 1995. Approximately fifty percent of the revenue growth occurred within the Service Solutions group relating to the commencement of a four year contract to operate and manage four United Parcel Services' (UPS) customer service facilities. The remaining increase was due to higher Sales Solutions call volume from existing clients and the addition of new clients from within the telecommunications industry.

Cost of services as a percentage of net revenue increased to 71.4% in the first quarter of 1996 compared to 64.3% a year earlier. The increase in cost of service reflects the shift in service mix to UPS, which has a lower gross margin compared to the Company's other service offerings. Another factor contributing to higher cost of services was recruiting, training and facility costs incurred in advance of full-scale operations on the start up of eleven new Sales Solutions calling centers during the first quarter of 1996.

Selling, general and administrative expenses in the first quarter of 1996 increased $2.6 million or 71.2% over the first quarter of 1995. Approximately sixty-five percent of the growth was due to investments in systems and management to support the Company's increased revenue base, with the balance due primarily to expenses associated with the new UPS business and the secondary offering of the Company's stock. As a percentage of revenue, selling, general and administrative expenses decreased to 12.9% in the first quarter of 1996 compared to 20.2% a year earlier as revenue grew at a faster rate than increases in selling general and administrative expenses.

The $470,000 change from interest expense in the first quarter of 1995 to interest income in the first quarter of 1996 reflects income earned on short-term investments in 1996 and expense eliminated as a result of debt retired in 1995 with cash raised in the initial public offering of the Company's stock in October, 1995.

The $3.1 million increase in the provision for income taxes resulted from a change in the Company's tax status from an S corporation to a C corporation in connection with the initial public offering of the Company's stock. Prior to the initial public offering, the Company included its income and expenses with those of its shareholders for Federal and certain state income tax purposes (an S corporation election). The Company's effective tax rate of 39.5% for the first quarter of 1996 and pro forma tax rate of 39.2% for the first quarter of 1995 reflect Federal taxes at the statutory rate of 35% plus state taxes net of Federal benefit and state job creation credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $16.7 million in cash and short-term investments at March 31, 1996. The Company also has a $10.0 million revolving credit agreement and a $21.2 million line of credit that can be used to finance capital expenditures. There was no borrowing under either of these credit lines in the first quarter of 1996.

During the first quarter of 1996 operations used $1.9 million in cash compared to $4.8 million in cash provided by operations in the first quarter of 1995. Despite a $2.2 million or 87% increase in quarterly net income for 1996 as compared to a year earlier, cash provided by operations decreased by $6.7 million due to higher accounts receivable balances generated through larger sales volumes and extended billing cycles with several new clients. Capital expenditures for 1996 amounted to $11.3 million. Funds for operating needs and capital to add approximately 1,250 workstations in eleven new calling centers opened in the first quarter were provided by use of cash and cash equivalent balances of $4.2 million and proceeds from the sale of $9.3 million in short-term investments. The Company expects that cash generated by future operations and short-term investments will be sufficient to meet normal operating needs as well as fund business growth for the balance of 1996.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are furnished as exhibits and numbered pursuant to
Item 601 of Regulation S-K: Exhibit (11) -- Statement Re: Computation of Earnings Per Share and Exhibit (27) -- Financial Data Schedule.

(b) The registrant was not required to file any reports on Form 8-K for the thirteen weeks ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                  APAC TELESERVICES, INC.



             Date:  May 15, 1996               By:    /s/ Theodore G. Schwartz
                                                      Chairman, President and
                                                      Chief Executive Officer




             Date:  May 15, 1996               By:       /s/ Marc S. Simon
                                                      Chief Financial Officer