Form 10-Q
period 1996-06-30
APAC TELESERVICES INC
filed 1996-08-14
CIK 949297

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 1996

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

                                 (847) 945-0055
              (Registrant's telephone number, including area code)

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

Common Shares, $0.01 Par Value--46,316,231 shares outstanding as of August 8, 1996.


                                      INDEX

                             APAC TELESERVICES, INC.


                                                      PAGE
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

   Condensed Balance Sheets--June 30, 1996 and December 31, 1995

   Condensed Statements of Income--Thirteen and Twenty-Six Weeks
   Ended June 30, 1996 and July 2, 1995

   Condensed Statements of Cash Flows--Twenty-Six Weeks Ended
   June 30, 1996 and July 2, 1995

   Notes to Condensed Financial Statements--June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS


                         PART I.  FINANCIAL INFORMATION

                             APAC TELESERVICES, INC.

                            CONDENSED BALANCE SHEETS


                                                                       JUNE 30,            DECEMBER 31,
                                                                         1996                  1995
                             ASSETS                                   (Unaudited)       (Audited, Note 1)
                                                                      (000's omitted, except share data)
 CURRENT ASSETS
   Cash and cash equivalents                                                   $14                 $4,186
   Short-term investments                                                    5,700                 26,000
   Accounts receivable, net                                                 40,851                 18,736
   Deferred preoperating costs                                                 324                  1,142
   Prepaid expenses                                                            325                    652
     Total Current Assets                                                   47,214                 50,716

PROPERTY, PLANT AND EQUIPMENT                                               57,279                 32,105
Less--Accumulated depreciation and amortization                            (12,374)                (8,489)
       Property, Plant and Equipment, Net                                   44,905                 23,616
     Total Assets                                                          $92,119                $74,332

                          LIABILITIES AND
                      SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
   Notes payable                                                            $2,000                  $   -
   Accounts payable                                                          5,999                  3,068
   Income taxes payable                                                      1,630                  1,263
   Other current liabilities                                                13,320                 13,340
     Total Current Liabilities                                              22,949                 17,671

LONG-TERM DEBT, NET                                                          1,380                  1,474

DEFERRED INCOME TAXES                                                        1,950                  2,480

SHAREHOLDERS' EQUITY
   Preferred shares, $0.01 par value; 50,000,000 shares
     authorized; none issued and outstanding
   Common shares, $0.01 par value; 100,000,000
     shares authorized; 46,276,708 shares issued and
     outstanding at June 30, 1996;  46,200,000 shares
     issued and outstanding at December 31, 1995                               463                    462
   Other shareholders' equity                                               65,377                 52,245
     Total Shareholders' Equity                                             65,840                 52,707
   Total Liabilities and Shareholders' Equity                              $92,119                $74,332



See Notes to Condensed Financial Statements.


                           APAC TELESERVICES, INC.

                        CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                              THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                           JUNE 30,            JULY 2,             JUNE 30,               JULY 2,
                                             1996               1995                 1996                   1995
                                                      (000's omitted, except for per share data)


Net revenue                                  $65,099            $22,777             $113,243               $40,642

Operating expenses:
  Cost of services                            45,789             15,709               80,175                27,190
  Selling, general and
    administrative expenses                    7,592              3,776               13,783                 7,392
      Total operating expenses                53,381             19,485               93,958                34,582
  Income from operations                      11,718              3,292               19,285                 6,060
Interest income (expense)                         51               (320)                 279                  (562)
  Income before income taxes                  11,769              2,972               19,564                 5,498
Income taxes                                   4,648               -                   7,728                  -
  Net income                                  $7,121             $2,972              $11,836                $5,498

Pro forma income data:
  Net income as reported                                         $2,972                                     $5,498
  Pro forma adjustment to
    recognize "C" corporation
    provision for income taxes                                   (1,164)                                    (2,153)
      Pro forma net income                                       $1,808                                     $3,345

Net income per share:
  Net income as reported                        $0.15             $0.07                $0.25                 $0.13
  Pro forma adjustment                            -               (0.03)                -                    (0.05)
    Net income as adjusted                      $0.15             $0.04                $0.25                 $0.08

    Weighted average number of
     shares outstanding                        48,060            40,086               47,869                40,086



See Notes to Condensed Financial Statements.


                           APAC TELESERVICES, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                        TWENTY-SIX WEEKS ENDED
                                                                      JUNE 30,             JULY 2,
                                                                       1996                 1995
                                                                            (000's omitted)

 OPERATING ACTIVITIES
   Net income                                                          $11,836              $5,498
   Depreciation and amortization                                         4,756               1,713
   Deferred income taxes                                                  (990)               -
   Change in operating assets and liabilities                          (17,625)             (1,057)
      Net Cash Provided (Used) by Operations                            (2,023)              6,154

INVESTING ACTIVITIES
   Sales of short-term investments                                      20,300                -
   Purchases of property, plant and equipment                          (25,175)             (9,552)
      Net Cash Used by Investing Activities                             (4,875)             (9,552)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                           -                  6,690
   Payments on long-term debt                                             (546)             (1,366)
   Net proceeds under Revolving Credit facility                          2,000                 -
   Increase in book overdraft                                            2,784                 185
   Exercise of employee stock options                                    1,297                 -
   S corporation distributions                                          (2,809)             (2,067)
      Net Cash Provided by Financing Activities                          2,726               3,442

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         ($4,172)                $44


See Notes to Condensed Financial Statements.

                           APAC TELESERVICES, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 1996
                                 (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996. The Balance Sheet information as of December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2--INCOME TAXES

Prior to its initial public offering completed on October 16, 1995, the Company had elected to be treated for Federal and certain state income tax purposes as an S corporation. As a result, earnings of the Company have been taxed directly to the shareholders of the Company, rather than to the Company. Dividends paid to shareholders of $2.8 million in 1996 and $2.1 million in 1995 represent cash distributions to shareholders to cover taxes related to the Company's former S corporation status. The pro forma income data in the Statements of Income provides information as if the Company had been treated as a C corporation for income tax purposes for the thirteen and twenty-six week periods ended July 2, 1995.

NOTE 3--RELATED PARTY TRANSACTIONS

In February, 1996, Theodore G. Schwartz, Chairman and Chief Executive Officer of the Company, and two Schwartz Family Trusts sold 2,875,000 shares of the Company's Common Shares reducing the family's ownership to 65%. Costs associated with the Schwartz family's secondary offering of Common Shares amounting to approximately $360,000 have been incurred and expensed by the Company and are included in selling, general and administrative expenses for the twenty-six week period ended June 30, 1996.

NOTE 4--SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

Net income per share amounts are computed based upon the weighted average number of common shares and common share equivalents outstanding during each of the periods presented. Shareholders' equity and per share data have been adjusted for all periods presented to reflect a two-for-one stock split in the form of a stock dividend paid on May 15, 1996.


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

APAC's results of operations in any single interim period should not be viewed as an indication of future results of operations. The Company may experience quarterly variations in net revenue and operating income as a result of the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various service offerings. While the effects of seasonality on APAC's business have been obscured by its growing net revenue, the Company's business tends to be slower in the first and third quarter of its fiscal year due to client marketing programs which are typically slower in the post-holiday and summer months.

RESULTS OF OPERATIONS

Net revenue increased 185.8% in the second quarter of 1996 to $65.1 million, up $42.3 million over the second quarter of 1995. For the first six months net revenue of $113.2 million was 178.6% higher than the same period in 1995. Approximately fifty percent of the revenue growth is attributed to Service Solutions revenue from the commencement of a four year contract to operate and manage four United Parcel Services' (UPS) customer service facilities. The remaining increase was due to higher Sales Solutions call volume from existing clients and the addition of new clients from within the telecommunications industry.

Cost of services as a percentage of net revenue increased to 70.3% in the second quarter of 1996 compared to 69.0% in the second quarter of 1995. For the first six months cost of services as a percentage of net revenue was 70.8% as compared to 66.9% in the same period in 1995. The increase in the cost of services reflects the shift in service mix to UPS which has a lower gross margin compared to the Company's other service offerings. Recruiting, training and facility costs incurred in advance of full-scale operations on the start up of twenty-one new Sales Solutions calling centers during the first half of 1996 also contributed to the higher service costs.

Selling, general and administrative expenses increased 101.1% in the second quarter of 1996 to $7.6 million, up $3.8 million over the second quarter of 1995. For the first six months selling, general and administrative expenses of $13.8 million were 86.5% higher than in the same period in 1995. Approximately seventy-five percent of the growth in overhead was due to investments in systems and management to support the Company's increased revenue base, with the balance due primarily to expenses associated with the new UPS business. Selling general and administrative expenses as a percentage of revenue have continued to decline as a result of economies of scale associated with spreading fixed and semi-variable costs over a larger revenue base. Selling, general and administrative expenses as a percentage of net revenue were approximately 12% for the three- and six-month periods ended June 30, 1996 as compared to 16.6% for the second quarter of 1995 and 18.2% for the first six months of 1995.

The $841,000 change from interest expenses in the first six months of 1995 to interest income in the first six months of 1996 reflects income earned on short-term investments in 1996 and expense eliminated as a result of debt retired in 1995 with cash raised from the initial public offering of the Company's stock in October, 1995.

The $4.6 million and $7.7 million provision for income taxes recognized in the three- and six-month periods ended June 30, 1996 are based upon the Company's effective tax rate of 39.5% in 1996. Prior to the initial public offering, the Company included its income and expenses with those of its shareholders for Federal and certain state income tax purposes (an S corporation election). The pro forma tax rate of 39.2% in 1995 reflect Federal taxes at the statutory rate of 35% plus state taxes net of Federal benefit and state job creation credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $5.7 million in short-term investments at June 30, 1996. The Company also has a $40.0 million revolving credit agreement that replaces an agreement that was entered into in 1995 which consisted of a $10.0 million revolving credit agreement and a $21.1 million line of credit available for use in funding capital expenditures. At June 30, 1996, $2.0 million was outstanding under the revolving credit agreement.

During the first six months of 1996, operations used $2.0 million in cash compared to $6.2 million in cash provided by operations in the same period in 1995. Although net income for the first half of 1996 increased by $6.2 million or 115.3% when compared to 1995, cash provided by operations decreased by $8.2 million due to higher accounts receivable balances generated through larger sales volumes and extended billing cycles with several new clients. The Company also invested $25.2 million in capital expenditures in 1996. Funds for operating needs and capital to add approximately 2,000 workstations in twenty-one new calling centers opened in the first six months of 1996 were provided by use of cash and cash equivalent balances of $4.2 million and proceeds from the sale of $20.3 million in short-term investments. The Company expects that cash generated by future operations and short-term investments will be sufficient to meet normal operating needs as well as fund business growth for the last half of 1996.


                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Registrant was held on May 21, 1996.

(b)  Not applicable

(c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

         Name                     For                        Withhold
                                                             Authority

         Theodore G. Schwartz     21,564,354                  46,360
         Marc S. Simon            21,564,354                  46,360
         Thomas M. Collins        21,572,754                  37,960
         Morris R. Shechtman      21,563,254                  47,460

     2. Set forth below is the tabulation of the votes with respect to a proposal to approve the APAC TeleServices, Inc. Employee Stock Purchase Plan:

         For                     21,459,339
         Against                     98,104
         Withhold authority          19,241
         Broker Non-Votes            34,030

     3. Set forth below is the tabulation of the votes with respect to a proposal to amend Registrant's Articles of Incorporation to increase the number of authorized Common Shares from 100,000,000 to 200,000,000:

         For                     20,330,893
         Against                  1,229,891
         Withhold authority          15,900
         Broker Non-Votes            34,030

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K: Exhibit (11) -- Statement Re: Computation of Earnings Per Share on page 10 and Exhibit (27) -- Financial Data Schedule on page 11.

(b) The registrant was not required to file any reports on Form 8-K for the thirteen weeks ended June 30, 1996.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               APAC TELESERVICES, INC.



 Date:  August 8, 1996        By:  /s/ Theodore G. Schwartz
                                 Chairman, President and
                                 Chief Executive Officer





 Date:  August 8, 1996        By:  /s/ Marc S. Simon
                                 Chief Financial Officer