Form 10-Q
period 1996-09-29
APAC TELESERVICES INC
filed 1996-11-13
CIK 949297

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended  September 29, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _________________ to _____________________

Commission file number 0-26786

                             APAC TELESERVICES, INC.
             (Exact name of registrant as specified in its charter)

           Illinois                         36-2777140
 (State or other jurisdiction            (I.R.S. Employer
              of                        Identification No.)
       incorporation or
         organization)

   One Parkway North Center,
           Suite 510                           60015
      Deerfield, Illinois
     (Address of principal                  (Zip Code)
       executive office)

                                 (847) 945-0055
              (Registrant's telephone number, including area code)

                                     Not applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

Common Shares, $0.01 Par Value-- 46,421,260 shares outstanding as of October 28, 1996.





                                      INDEX

                             APAC TELESERVICES, INC.


                                                      PAGE
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

    Condensed Balance Sheets--September 29, 1996        3
 and December 31, 1995

    Condensed Statements of Income--Thirteen and
 Thirty-Nine Weeks Ended                                4
    September 29, 1996 and October 1, 1995

    Condensed Statements of  Cash Flows--Thirty-
 Nine Weeks Ended                                       5
    September 29, 1996 and October 1, 1995

    Notes to Condensed Financial Statements--          6-7
 September 29, 1996

 Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations        8-10

 PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K             11

 SIGNATURES                                            11

 EXHIBITS                                             12-13


                         PART I.  FINANCIAL INFORMATION

                             APAC TELESERVICES, INC.

                            CONDENSED BALANCE SHEETS

                                                                   SEPTEMBER 29,        DECEMBER 31, 1995
                                                                        1996            (Audited, Note 1)
                            ASSETS                                  (Unaudited)
                                                                     (000's omitted, except share data)
 CURRENT ASSETS
  Cash and cash equivalents                                                  $13               $4,186
  Short-term investments                                                   -                   26,000
  Accounts receivable, net                                                52,224               18,736
  Deferred preoperating costs                                                150                1,142
  Prepaid expenses                                                           937                  652
    Total Current Assets                                                  53,324               50,716

 PROPERTY, PLANT AND EQUIPMENT                                            67,886               32,105
 Less--Accumulated depreciation and amortization                         (14,999)              (8,489)
    Property, Plant and Equipment, Net                                    52,887               23,616
  Total Assets                                                          $106,211              $74,332

                        LIABILITIES AND
                     SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts and notes payable                                             $13,765               $3,068
  Income taxes payable                                                       758                1,263
  Other current liabilities                                               11,708               13,340
    Total Current Liabilities                                             26,231               17,671

 LONG-TERM DEBT, NET                                                       1,349                1,474

 DEFERRED INCOME TAXES                                                     1,910                2,480

 SHAREHOLDERS' EQUITY
  Preferred Shares, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding

  Common Shares, $0.01 par value; 200,000,000
    shares authorized, 46,412,000 shares issued and
    outstanding at September 29, 1996; 100,000,000
    shares authorized, 46,200,000 shares issued and
    outstanding at December 31, 1995                                         464                  462
  Other shareholders' equity                                              76,257               52,245
    Total Shareholders' Equity                                            76,721               52,707
  Total Liabilities and Shareholders' Equity                            $106,211              $74,332


See Notes to Condensed Financial Statements.



                             APAC TELESERVICES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                   SEPTEMBER 29,          OCTOBER 1,         SEPTEMBER 29,          OCTOBER 1,
                                        1996                 1995                 1996                 1995
                                                     (000's omitted, except for per share data)

Net revenue                               $75,361              $24,143           $188,604                $64,785

Operating expenses:
Cost of services                           52,372               17,437              132,547               44,627
Selling, general and
  administrative expenses                   8,979                4,209               22,762               11,601
Total operating expenses                   61,351               21,646              155,309               56,228
Income from operations                     14,010                2,497               33,295                8,557
Interest income (expense), net                (39)                (266)                 240                 (828)
Income before income taxes                 13,971                2,231               33,535                7,729
Income taxes                                5,351                 -                  13,079                -
Net income                                 $8,620               $2,231              $20,456               $7,729

Pro forma income data:
Net income as reported                                          $2,231                                    $7,729
Pro forma adjustment to
  recognize C corporation
  income taxes                                                    (877)                                   (3,030)
Pro forma net income                                            $1,354                                    $4,699

Net income per share:
 Net income as reported                     $0.18                $0.05               $0.43                 $0.19
Pro forma adjustment                       -                     (0.02)             -                      (0.07)
Net income as adjusted                      $0.18                $0.03               $0.43                 $0.12

Weighted average number of
  shares outstanding                       48,116               40,086              47,815                40,086




See Notes to Condensed Financial Statements.


                             APAC TELESERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                      THIRTY-NINE WEEKS ENDED
                                    SEPTEMBER 29,     OCTOBER 1,
                                       1996             1995
                                           (000's omitted)

 OPERATING ACTIVITIES
  Net income                            $20,456         $7,729
  Depreciation and amortization           7,556          2,823
  Deferred income taxes                  (1,060)          -
  Change in operating assets and
    liabilities			                      (27,427)           765
    Net Cash Provided (Used) by
 Operations                                (475)        11,317

 INVESTING ACTIVITIES
  Sales of short-term investments        26,000            -
  Purchases of property, plant
    and equipment, net                  (35,781)       (12,099)
    Net Cash Used by Investing
      Activities                         (9,781)       (12,099)

 FINANCING ACTIVITIES
  Proceeds from refinanced
    credit facilities                      -            11,788
  Retirement of credit facilities          -           (11,788)
  Proceeds from long-term debt             -             6,874
  Payments on long-term debt               (776)        (1,981)
  Increase (decrease) in book overdraft   6,110         (1,210)
  Exercise of employee stock options      1,498          -
  Tax benefit from employee
    stock options excercised              2,060          -
  S corporation distributions            (2,809)        (2,565)
    Net Cash Provided by                  6,083          1,118
 Financing Activities

 NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS            ($4,173)          $336



See Notes to Condensed Financial Statements.



                             APAC TELESERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 29, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996. The Balance Sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2--INCOME TAXES

Prior to its initial public offering completed on October 16, 1995, the Company had elected to be treated for Federal and certain state income tax purposes as an S corporation. As a result, earnings of the Company prior to the initial public offering have been taxed directly to the shareholders of the Company, rather than to the Company. The pro forma income data in the Statements of Income provides information as if the Company had been treated as a C corporation for income tax purposes for the thirteen and thirty-nine week periods ended October 1, 1995.

NOTE 3--SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

Net income per share amounts are computed based upon the weighted average number of common shares and common share equivalents outstanding during each of the periods presented. Shareholders' equity and per share data have been adjusted for all periods presented to reflect a two-for-one stock split in the form of a stock dividend paid on May 15, 1996.

NOTE 4--RELATED PARTY TRANSACTIONS

As of December 31, 1995, the Company had accrued dividends of $2.8 million based upon the undistributed taxable income attributable to the Company's tax status as an S corporation prior to the initial public offering. These dividends were paid in 1996 to the Company's S Corporation shareholders of record prior to its initial public offering when the Company finalized its corporate income tax returns.

In January, 1996, the Company hired The Shechtman Group, a management consulting firm, to provide various human resource consulting services. The Chief Executive Officer and Managing Director of The Shechtman Group is also a director of the Company. As of September 29, 1996, the Company has incurred consulting expenses of approximately $635,000 relating to the services provided by The Shechtman Group. These consulting expenses are classified under selling, general and administrative expenses for the thirteen and thirty-nine week periods ended September 29, 1996.

In February 1996, several shareholders of the Company sold an aggregate of 6,770,000 Common Shares in an underwritten public offering pursuant to a registration rights agreement which was entered into by the Company and such shareholders prior to the Company's initial public offering. The offering costs, totaling approximately $360,000, were paid by the Company and have been classified under selling, general and administrative expenses for the thirty-nine week period ended September 29, 1996. The Company did not receive any proceeds from the sale of these Common Shares.

NOTE 5--SUBSEQUENT EVENT

In November 1996, several shareholders of the Company sold an aggregate of 4,600,000 Common Shares in an underwritten public offering. For additional information, refer to Amendment No. 2 to Form S-3 Registration Statement dated November 1, 1996.


                             APAC TELESERVICES, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APAC provides telephone-based sales, marketing and customer management services. The Company has two primary service offerings. Sales Solutions provides outbound sales support to consumers and businesses, database analysis and management, market research, targeted marketing plan development and customer lead generation, acquisition and retention. Service Solutions provides inbound customer service, direct mail response, help line support and catalog order processing.

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

The following table sets forth income statement and other data as a percentage of net revenue from services provided by the Company for the thirteen and thirty-nine week periods ended September 29, 1996 and October 1, 1995.

                                             THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                        SEPTEMBER 29,       OCTOBER 1,       SEPTEMBER 29,       OCTOBER 1,
                                             1996              1995               1996              1995

 Net revenue:
    Sales Solutions                     51.2%               72.2%           53.4%               76.9%
    Service Solutions                   48.8                27.8            46.6                23.1
       Total net revenue               100.0               100.0           100.0               100.0

 Operating expenses:
    Cost of services                    69.5                72.2            70.3                68.9
    Selling, general and
    administrative expenses             11.9                17.5            12.1                17.9
        Total operating expenses        81.4                89.7            82.4                86.8
    Income from operations              18.6                10.3            17.6                13.2
 Interest income (expense), net         (0.1)               (1.1)           0.1                 (1.3)
     Income before income taxes         18.5                9.2             17.7                11.9
 Actual/proforma income taxes            7.1                 3.6             6.9                 4.7
    Net income                          11.4%               5.6%            10.8%               7.2%


RESULTS OF OPERATIONS

Net revenue increased 212.1% in the third quarter of 1996 to $75.4 million, up $51.2 million over the third quarter of 1995. For the first nine months net revenue of $188.6 million was 191.1% higher than the same period in 1995. Approximately fifty percent of the revenue growth is attributed to Service Solutions revenue from the commencement of a four year contract to operate and manage four United Parcel Services' (UPS) customer service facilities. As a result of this growth, Service Solutions represents 46.6% of the Company's net revenue in 1996 as compared to 23.1% in 1995. The remaining increase in net revenue was due to higher Sales Solutions call volume from existing clients and the additions of new clients from within the telecommunications industry.

Cost of services as a percentage of net revenue decreased from 72.2% in the third quarter of 1995 to 69.5% in the third quarter of 1996. The decrease in cost of services as a percentage of net revenue was due to nonrecurring costs associated with the start up of new UPS business which were incurred in the third quarter of 1995, but not in 1996. For the first nine months cost of services as a percentage of net revenue was 70.3% as compared to 68.9% in the same period in 1995. The increase in the cost of services reflects the shift in service mix to UPS. The UPS business has no facilities and telecommunications costs as they are provided by UPS, and therefore, a lower gross margin compared to the Company's other service offerings. Recruiting, training and facility costs incurred in advance of full-scale operations on the start up of twenty-one new Sales Solutions calling centers during the first half of 1996 also contributed to the higher service costs.

Selling, general and administrative expenses increased 113.3% in the third quarter of 1996 to $9.0 million, up $4.8 million over the third quarter of 1995. For the first nine months selling, general and administrative expenses of $22.8 million were 96.2% higher than in the same period in 1995. Approximately seventy-five percent of the growth in overhead was due to investments in systems and management to support the Company's increased revenue base, with the balance due primarily to expenses associated with the new UPS business. Selling, general and administrative expenses as a percentage of revenue have continued to decline as a result of economies of scale associated with spreading fixed and semi-variable costs over a larger revenue base. Selling, general and administrative expenses as a percentage of net revenue were approximately 12% for the three- and nine-month periods ended September 29, 1996 as compared to 17.5% for the third quarter of 1995 and 17.9% for the first nine months of 1995.

The Company generated $0.2 million in net interest income for the nine months ended September 29, 1996 compared to $0.8 million of net interest expense for the first nine months of 1995. This change resulted from income earned on short-term investments in 1996 and the reduction of average outstanding borrowings as a result of debt retired in 1995 with cash raised from the initial public offering of the Company's stock in October 1995.

The $5.4 million and $13.1 million provisions for income taxes recognized in the three- and nine-month periods ended September 29, 1996 are based upon the Company's estimated effective tax rate. The Company reduced its annual effective tax rate in the third quarter by 0.5% to 39% due to changes in state taxes payable. This change resulted in an effective tax rate of 38.3% for the third quarter. Prior to the initial public offering of the Company's stock, the Company included its income and expenses with those of its shareholders for
Federal and certain state income tax purposes (an S corporation election).   The
pro forma tax rate of 39.2% in 1995 reflects Federal taxes at the statutory rate of 35% plus state taxes net of Federal benefit and state job creation credits.

LIQUIDITY AND CAPITAL RESOURCES
In June 1996, the Company entered into new unsecured credit facilities with a group of three banks. These facilities consist of a $20.0 million committed revolving credit facility and a $20.0 million revolving credit facility which may be converted into a term loan. The credit facilities are available for general working capital purposes and capital expenditures. As of September 29, 1996, no amounts were outstanding under the credit facilities.

During the first nine months of 1996, operations used $0.5 million in cash compared to $11.3 million in cash provided by operations in the same period in 1995. Although net income for the first nine months of 1996 increased by $12.7 million or 164.7% when compared to 1995, cash provided by operations decreased by $11.8 million due to higher accounts receivable balances generated through larger sales volumes and extended billing cycles with several new clients. The Company also has invested $35.8 million in capital expenditures in 1996. Funds for operating needs and capital to add approximately 2,000 workstations in twenty-one new call centers opened in the first six months of 1996, and 1,575 workstations in three call centers under construction during the third quarter were provided by cash and cash equivalent balances of $4.2 million and proceeds from the sale of $26.0 million in short-term investments. The Company intends to use funds generated by future operations and available credit under its credit facilities to meet normal operating needs as well as fund planned capital expenditures of approximately $17.0 million for the remainder of 1996.



                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are furnished as exhibits and numbered pursuant to
Item 601 of Regulation S-K: Exhibit (11) -- Statement Re: Computation of Earnings Per Share on page 12 and Exhibit (27) -- Financial Data Schedule on page 13.

(b) The registrant was not required to file any reports on Form 8-K for the thirteen week period ended September 29, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                        APAC TELESERVICES, INC.



 Date:   November 12, 1996              By: /s/ Theodore G. Schwartz
                                            Chairman, President and
                                            Chief Executive Officer

 Date:   November 12, 1996              By: /s/ Marc S. Simon
                                            Chief Financial Officer