Form 10-K405
period 1996-12-29
APAC TELESERVICES INC
filed 1997-03-31
CIK 949297

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K
  (Mark One)
  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 1996
                                        OR
  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

                         Commission file number:  0-26786

                              APAC TELESERVICES, INC.
              (Exact name of registrant as specified in its charter)
                 Illinois                       36-2777140
                                            (I.R.S. Employer
    (State or other jurisdiction of        Identification No.)
    incorporation or organization)

          One Parkway North Center, Suite 510, Deerfield, Illinois 60015
                     (Address of principal executive offices)

  Registrant's telephone number, including area code:  (847) 945-0055

  Securities registered pursuant to Section 12(b) of the Act:

                                        Names of each exchange
         Title of Each Class              on which registered

                 None                            None
  Securities registered pursuant to Section 12(g) of the Act:

                          Common Shares, $0.01 Par Value

                                 (Title of class)

  Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X      No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 3, 1997, 46,657,760 Common Shares were outstanding.

  The aggregate market value of the Registrant's Common Shares held by nonaffiliates on March 3, 1997 was approximately $1,393,900,000

  DOCUMENTS INCORPORATED BY REFERENCE

       Certain portions of the Registrant's Proxy Statement for Annual Meeting of Share Owners to be held on May 20, 1997 are incorporated by reference in Part III


                                     PART I

  ITEM 1.  BUSINESS.

  GENERAL

     APAC TeleServices, Inc. ("APAC" or the "Company") is one of the largest and fastest growing providers of outsourced telephone-based marketing, sales and customer management solutions. The Company's client base is comprised of large companies with growing needs for cost-effective means of servicing and selling current and prospective customers. The Company operates 8,450 workstations in 62 Customer Contact Centers located primarily in the Midwest. The Customer Contact Centers are managed centrally through the application of extensive telecommunications and computer technology to promote the consistent delivery of quality service. The Company believes its innovative approach to providing quality service distinguishes it from its competitors and has led to the Company's rapid growth rate and its retention of key clients. The Company's net revenue and net income for fiscal 1996 were $276.4 million and $30.6 million, respectively, increases of 171.9% and 308.3%, respectively, compared to fiscal 1995, on a pro forma basis. The Company has two primary service offerings: Outbound Sales and Marketing Solutions ("Sales Solutions") and Inbound Customer Service Solutions ("Service Solutions").

  SALES SOLUTIONS

     Services. Sales Solutions provides telephone-based sales to consumer and business markets, database analysis and management, market research, targeted marketing plan development and customer lead generation, acquisition and retention. Sales Solutions generated $141.8 million of net revenue, or 51.3% of the Company's total net revenue, in fiscal 1996, an increase of 95.1% compared to fiscal 1995.

     Sales Solutions activities typically begin when APAC calls a consumer or business customer targeted by one of its clients to offer the client's products or services. Customer information, which APAC typically receives electronically from its clients, is selected to match the demographic profile of the targeted customer for the product or service being offered. APAC's data management system sorts the customer information and assigns the information to one of its Sales Solutions Customer Contact Centers. Computerized call management systems utilizing predictive dialers automatically dial the telephone numbers, determine if a live connection is made, and present connected calls to a telephone sales representative who has been specifically trained for the client's program. When a call is presented, the customer's name, other information about the customer, and the program script simultaneously appear on the telephone sales representative's computer screen. The telephone sales representative then uses the script to solicit an order for the client's product or service or to request information which will be added to the client's database. APAC's advanced systems permit on-line monitoring of marketing campaigns allowing its clients to refine programs while in progress.

     Clients. APAC targets those companies with large customer bases and the greatest potential to generate recurring revenue driven by their ongoing telephone-based direct sales and marketing needs. Sales Solutions currently specializes in three industries:

     Telecommunications-APAC provides Sales Solutions services to the telecommunications industry, primarily servicing long distance, regional and wireless telecommunications companies. The Company's services include new account acquisition, direct sales of custom calling features, personalized "800" and long distance services and other customer retention services in both the business and consumer market segments. The Company's most significant relationship in this industry is with AT&T, which accounted for 34.2% of the Company's Sales Solutions net revenue in fiscal 1996. Sales Solutions net revenue from telecommunications industry clients represented 39.0%, 12.9% and 2.3% of the Company's total Sales Solutions net revenue, and 20.0%, 9.3% and 1.2% of the Company's total net revenue, in fiscal years 1996, 1995 and 1994, respectively.

     Insurance-APAC is a major marketer of insurance products throughout the United States. The Company works with large consumer insurance companies and their agents, marketing products such as life, accident, health, and property and casualty insurance. The Company employs over 250 insurance agents licensed to sell insurance in a total of 49 states. APAC has sold approximately 5.0 million insurance policies for its clients since 1991. Significant relationships in this industry include Mass Marketing Insurance Group, J.C. Penney Life Insurance Company and American Bankers Insurance Group, which clients accounted for 15.7%, 7.1% and 3.0%, respectively, of the Company's Sales Solutions net revenue in fiscal 1996. Sales Solutions net revenue from insurance industry clients represented 32.9%, 48.0% and 51.7% of the Company's total Sales Solutions net revenue, and 16.9%, 34.3% and 44.6% of the Company's total net revenue, in fiscal years 1996, 1995 and 1994, respectively.

     Financial Services-APAC provides sales and marketing services to many of the largest U.S. credit card issuers. The Company's services include customer account acquisition, credit line expansion, balance consolidation, cardholder retention and sales of other banking products and services. Sales Solutions net revenue from financial service industry clients represented 24.2%, 32.2% and 42.2% of the Company's total Sales Solutions net revenue, and 12.4%, 23.0% and 36.4% of the Company's total net revenue, in fiscal years 1996, 1995 and 1994, respectively.

     Sales Solutions provided services to 41 clients in fiscal 1996. Sales Solutions operates generally under contracts that may be terminated or modified on short notice. However, the Company tends to establish long-term relationships with its clients and approximately 43% of Sales Solutions net revenue in fiscal 1996 was generated from companies that have been clients of the Company since at least 1993. The Company is generally paid a fixed fee for each hour that it provides a telephone sales representative under its Sales Solutions contracts. Except for AT&T in fiscal 1996 and Mass Marketing Insurance Group in fiscal 1995, no Sales Solutions' client accounted for more than ten percent of the Company's total net revenue in fiscal 1996, fiscal 1995 or fiscal 1994.

     APAC also offers business-to-business account management services. These services, positioned as APAC SalesSource, include obtaining customer record updates, conducting customer satisfaction and preference surveys and cross-selling client products. SalesSource services are designed to provide pro-active customer management with the objective of account expansion and enhanced customer retention. SalesSource services accounted for approximately 3.9% of the Company's Sales Solutions net revenue, and 2.0% of the Company's total net revenue, in fiscal 1996.

  SERVICE SOLUTIONS

     Services. Service Solutions provides inbound customer service, direct mail response, help desk support, and catalog order processing. Certain Service Solutions clients rely upon the Company to provide specialized telephone service representatives such as insurance agents and computer technicians, capable of responding to specific customer inquiries. Service Solutions, which initiated full-scale offerings in late fiscal 1993, generated $134.6 million of net revenue, or 48.7% of the Company's total net revenue, in fiscal 1996, an increase of 364.1% when compared to fiscal 1995. APAC believes significant opportunities to generate new business in Service Solutions exist as more companies move to outsource all or a portion of their telephone-based marketing and customer service functions.

     Service Solutions involves the receipt of a call from a client's customer, the identification of the call and the routing of the call to the appropriate APAC telephone service representative. The customer typically calls a toll-free "800" number to request product or service information, place an order for a product or service or obtain assistance regarding a previous order or purchase. APAC utilizes automated call distributors and digital switches to identify each inbound call by "800" number and route the call to an APAC telephone service representative trained for the client's program. Simultaneously with receipt of the call, the telephone service representative's computer screen displays customer, product and service information relevant to the call. The Company reports information and results captured during the call to its client for order processing, customer service and database management.

     Clients. Service Solutions directs its business development efforts toward large companies with inbound annual call volume in excess of 500,000 calls. Within this market segment, APAC targets those companies that operate in high-cost metropolitan areas or that are currently utilizing inefficient or expensive technology in their customer service operations. Service Solutions provided services to 35 clients in fiscal 1996. The Company's significant relationships include United Parcel Service ("UPS"), Quill Corporation and Western Union, which accounted for 75.4%, 2.5% and 2.4%, respectively, of the Company's Service Solutions net revenue in fiscal 1996. As of July 1995, the Company entered into an agreement to operate four of UPS's new customer services facilities on an outsourced basis. The Company began operating three such facilities in Newport News, Virginia; Fort Worth, Texas; and High Point, North Carolina pursuant to this agreement in fiscal 1995, and began operating the fourth such facility in Boynton Beach, Florida in February, 1996. In August, 1996, the Company entered into a five-year agreement to receive and process customer orders for John H. Harland Corporation, a leading supplier of checks, database marketing services and loan automation software to the financial services industry. In October 1996, the Company began taking inbound calls for AT&T, in support of AT&T's direct marketing program, at a 300-workstation Customer Contact Center. In January, 1997, the Company entered into a three-year agreement to receive calls from insureds to provide after-hours claims and catastrophe services to Farmers Group, Inc., a major provider of insurance and also entered into an agreement with Associates Financial Group to provide the opportunity for customers of Associates Financial Group to acquire homeowner or automobile insurance.

     Service Solutions operates under contracts with terms up to five years. Typically, these contracts may be terminated or modified on short notice. The Company is generally paid a fixed fee for each hour that it provides a telephone service representative under its Service Solutions contracts, regardless of the number of calls handled. The client works with the Company to determine the number of telephone representatives which are necessary to efficiently handle the expected volume of inbound calls. As of July 10, 1995, the Company entered into a four and one-half year contract with UPS which differs substantially from its other Service Solutions contracts. The UPS agreement required significantly greater up-front expenditures by the Company which were not specifically reimbursed. The UPS agreement is not terminable except upon breach by the Company or upon a change of control (as defined) of the Company. Under the contract, the Company provides services in dedicated facilities which are located and owned by UPS and used exclusively to service this contract. Employees who provide services under this contract are trained by both APAC and UPS personnel. Upon termination or expiration of the contract, UPS has the option to offer employment to all APAC employees located within a Customer Contact Center and dedicated to the contract. If UPS does not hire these employees and APAC decides to continue their employment, it would be necessary to relocate and retrain these employees at a substantial cost in order for such employees to effectively perform services for other clients. The Company is paid a fixed fee for each hour that it provides a telephone service representative under the UPS agreement, regardless of the number of calls handled. However, the amount of net revenue which will be generated under this agreement cannot be projected by the Company with certainty. Except for UPS in fiscal 1996 and fiscal 1995, no Service Solutions client of the Company accounted for more than ten percent of the Company's total net revenue in fiscal 1996, fiscal 1995 or fiscal 1994.

  TECHNOLOGY RESOURCES

     APAC's management information and call and database management systems have been designed to provide quality service to its clients and to effectively manage and control all aspects of APAC's business. APAC utilizes more than 200 technicians who are dedicated to maintaining, expanding and upgrading the Company's systems. The Company has invested $46.8 million to purchase these systems since the beginning of fiscal 1993.

     The UNIX-based computer system that the Company has developed utilizes a "hub and spoke" configuration to electronically link each Customer Contact Center's systems to the Company's operational headquarters. This open architecture system provides APAC with the flexibility to integrate its client server and mid-range systems with the variety of systems maintained by its clients. By integrating with its clients' systems, APAC is able to receive calls and data directly from its clients' in-house systems, forward calls to its clients' in-house telephone representatives when appropriate, and report, on a real-time basis, the status and results of the Company's services. APAC's custom software is built on relational database technology that enables the Company to quickly design tailored software applications that enhance the efficiency of a client's call services, while providing flexible scripting and readily accessible screen navigation.

     In order to provide efficient and effective services, the Company's calling systems also utilize sophisticated technology such as automated and predictive dialers, automated call delivery systems, call management systems and interactive voice response systems which are integrated with minicomputer-based database management systems, universal workstations, local area networks and wide area networks. The Company believes its computer security system and off-site disaster back-up storage sufficiently protect the integrity and confidentiality of its computer systems and data.

  SALES AND MARKETING

     The Company seeks to differentiate itself from other providers of telephone-based services by offering customized solutions that address the specialized needs of its clients. The Company has developed a targeted approach to identifying new clients and the potential additional needs of existing clients. Often, APAC initially develops a pilot program for a new client to demonstrate the Company's abilities and the effectiveness of telephone-based marketing and customer service. The Company's sales personnel also assist clients in identifying high potential customers and developing programs to reach those customers, communicate results of the program and assist clients in modifying programs for future use. The Company markets its services by expanding relationships with existing clients, advertising in business publications, responding to requests for proposals, pursuing client referrals and participating in trade shows. The Company believes its increasingly consultative approach will enhance its ability to successfully identify additional business opportunities and secure new business.

  PERSONNEL AND TRAINING

     The Company believes a key component of APAC's success is the quality of its employees. Therefore, the Company is continually refining its systematic approach to hiring, training and managing qualified personnel. APAC locates Customer Contact Centers primarily in small to mid-sized communities in an effort to lower its operating costs and attract a high quality, dedicated work force. The Company believes that by employing a significant number of full-time employees it is able to maintain a more stable work force and reduce the Company's recruiting and training expenditures. At each Customer Contact Center, the Company utilizes a management structure designed to ensure that its telephone representatives are properly supervised, managed and developed.

     The Company offers extensive classroom and on-the-job training programs for its personnel including instruction about the client's company and its product and service offerings as well as proper telephone-based sales or customer service techniques. Once hired, each new telephone representative receives on-site training lasting from three to 17 days. The amount of initial training each employee receives varies depending upon whether the employee will be performing outbound or inbound services and the nature of the services being offered. In addition, the Company offers one and two week courses to its telephone representatives who are preparing for the insurance agent license exam. The Company has also developed a three-month management training program designed to provide a timely source of well-trained managers. The Company continues to develop "APAC University," an educational program for employees which provides a variety of supplemental training classes. In November 1996, the Company acquired The Shechtman Group, L.L.C., a management consulting company which provided leadership training programs to the Company's managers, from Morris Shechtman, a director of the Company. See Item 13, "Certain Relationships and Related Transactions."

     The number of full- and part-time employees of the Company has increased from approximately 6,500 on January 1, 1996 to over 14,000 on March 1, 1997. None of APAC's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

  QUALITY ASSURANCE

     Because APAC's services involve direct contact with its clients' customers, the Company's reputation for quality service is critical to acquiring and retaining clients. Therefore, the Company and its clients monitor the Company's telephone representatives for strict compliance with the client's script and to maintain quality and efficiency. The Company also regularly measures the quality of its services by benchmarking such factors as sales per hour, level of customer complaints, call abandonment rates and average speed of answer.The Company's information systems enable APAC to provide clients with reports on a real-time basis as to the status of an ongoing campaign and can transmit summary data and captured information electronically to clients. This data enables APAC and its clients to modify or enhance an ongoing campaign to improve its effectiveness. In addition to daily contact with its clients, APAC asks each client to rate the Company's performance quarterly using specific quality measures.

  COMPETITION

     The industry in which the Company operates is very competitive and highly fragmented. APAC's competitors range in size from very small firms offering specialized applications or short term projects, to large independent firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's. The market includes non-captive telemarketing and customer service operations such as MATRIXX Marketing Inc., SITEL Corporation, ITI Marketing Services, Inc., West Teleservices Corporation, TeleService Resources, Precision Response Corporation, Electronic Data Systems Corporation and TeleTech Holdings, Inc., as well as in-house telemarketing and customer service organizations throughout the United States. In-house telemarketing and customer service organizations comprise by far the largest segment of the industry. In addition, some of the Company's services also compete with other forms of direct marketing such as mail, television and radio. The Company believes the principal competitive factors in the telephone-based marketing and customer service industry are reputation for quality, sales and marketing results, price, technological expertise, and the ability to promptly provide clients with customized solutions to their sales, marketing and customer service needs.

  GOVERNMENT REGULATION

     Telephone sales practices are regulated at both the Federal and state level. The Federal Communications Commission's (the "FCC") rules under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require the maintenance of a list of residential consumers who have stated that they do not want to receive telephone solicitations and avoidance of making calls to such consumers' telephone numbers.

     The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentation in telephone sales. In August, 1995, the FTC issued rules under the TCFAPA. These rules generally prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements.

     The Company believes that it is in compliance with the TCPA and the FCC rules thereunder and with the FTC's rules under the TCFAPA. The Company trains its telephone sales representatives to comply with the FTC and FCC rules and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on APAC's "do-not-call" list. Subject to certain limitations, APAC generally undertakes to indemnify its clients against claims and expenses resulting from any failure by APAC to comply with federal and state laws regulating telephone solicitation practices.

     A number of states have enacted or are considering legislation to regulate telephone solicitations. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be cancelled within three business days. At least one state also prohibits telemarketers from requiring credit card payment and several other states require certain telemarketers to obtain licenses and post bonds. From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. The Company cannot predict whether this legislation will be enacted and what effect, if any, it would have on the Company or its industry.

     The industries served by the Company are also subject to varying degrees of government regulation. Generally, the Company relies on its clients and their advisors to develop the scripts to be used by APAC in making consumer solicitations. The Company generally requires its clients to indemnify APAC against claims and expenses arising in connection with a client's failure to provide products or services to customers, any defect or deficiency in such products or services or any written or oral presentation furnished by the client to APAC. The Company has never been held responsible for regulatory noncompliance by a client. APAC employees who complete the sale of insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs, which are currently provided in-house by the Company.


  ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Deerfield, Illinois in leased facilities consisting of approximately 16,500 square feet of office space. The term of this lease expires in March, 2001. The Company's operational headquarters are located in approximately 80,000 square feet of office space in Cedar Rapids, Iowa. This office space is located on seven floors which are owned and/or leased by the Company and is part of an office condominium. The Company also leases office space in Atlanta.

     The Company also leases the facilities listed below, except for the Newport News, Fort Worth, High Point and Boynton Beach facilities which are not leased by the Company, but are managed, staffed and operated by the Company on behalf of a client. As of December 29, 1996, the Company operated the following Customer Contact Centers:

                     SALES SOLUTIONS CUSTOMER CONTACT CENTERS

                                                         CURRENT NUMBER OF
         LOCATION                         DATE OPENED       WORKSTATIONS

         Dubuque, Iowa                    September, 1990         80
         Clinton, Iowa                    October, 1990           80
         Burlington, Iowa                 October, 1991           80
         Oskaloosa, Iowa                  September, 1992         96
         Waterloo, Iowa                   February, 1993          96
         Cedar Falls, Iowa                February, 1993          64
         Iowa City, Iowa                  March, 1993             64
         Mt. Pleasant, Iowa               September, 1993         64
         Ottumwa, Iowa                    November, 1993         144
         Decorah, Iowa                    January, 1994           80
         Marshalltown, Iowa               February, 1994          80
         Fort Madison, Iowa               March, 1994             96
         Keokuk, Iowa                     May, 1994               80
         Mason City, Iowa                 December, 1994          80
         Newton, Iowa                     March, 1995             64
         Knoxville, Iowa                  March, 1995             80
         Fort Dodge, Iowa                 March, 1995             80
         Woodlawn, Maryland               April, 1995             96
         Muscatine, Iowa                  April, 1995             96
         Estherville, Iowa                April, 1995             64
         Spencer, Iowa                    May, 1995               64
         Indianola, Iowa                  July, 1995              80
         Hiawatha, Iowa                   July, 1995             176
         Algona, Iowa                     September, 1995         64
         Webster City, Iowa               September, 1995         64
         Davenport, Iowa                  February, 1996         464
         Maquoketa, Iowa                  February, 1996          80
         Kewanee, Illinois                February, 1996          96
         Dixon, Illinois                  February, 1996          96
         Quincy, Illinois                 February, 1996          96
         Kalamazoo, Michigan              February, 1996          48
         Danville, Illinois               February, 1996          96
         Freeport, Illinois               March, 1996             96
         Normal, Illinois                 March, 1996             80
         Rock Falls, Illinois             March, 1996             96
         Waverly, Iowa                    March, 1996             64
         Decatur, Illinois                April, 1996             80
         Jacksonville, Illinois           April, 1996             96
         Canton, Illinois                 May, 1996               96
         Lincoln, Illinois                May, 1996               80
         Pekin, Illinois                  May, 1996               96
         Peoria, Illinois                 May, 1996              192
         Galesburg, Illinois              June, 1996              96
         Mount Vernon, Illinois           June, 1996              80
         Vincennes, Indiana               June, 1996              80
         Washington, Indiana              June, 1996              80
         Alton, Illinois                  December, 1996          96
         Marion, Illinois                 December, 1996          96
         Belleville, Illinois             December, 1996<F1>       0
         Granite City, Illinois           December, 1996<F1>       0
               Total Sales Solutions                   4,592


                  SERVICE SOLUTIONS CUSTOMER CONTACT CENTERS

                                                         CURRENT NUMBER OF
         LOCATION                         DATE OPENED       WORKSTATIONS

         Cedar Rapids, Iowa-22nd Avenue   January, 1994<F2>      145
         Cedar Rapids, Iowa-3rd Avenue    August, 1994           203
         Cedar Rapids, Iowa-Park Place I  January, 1995          126
         Cedar Rapids, Iowa-Park Place II November, 1995         162
         Newport News, Virginia           August, 1995           746
         Fort Worth, Texas                October, 1995          787
         High Point, North Carolina       November, 1995         591
         Boynton Beach, Florida           February, 1996         506
         Kalamazoo, Michigan              February, 1996         144
         Marion, Iowa                     February, 1996<F2>      96
         Waterloo, Iowa                   October, 1996<F3>      218
         Corpus Christi, Texas            October, 1996<F4>      102
         Columbia, South Carolina         December, 1996<F5>      32
                Total Service Solutions                        3,858


  <F1>  Belleville and Granite City were opened after fiscal 1996 year end, on
        December 30, 1996. Both Customer Contact Centers are expected to operate 96 workstations when fully staffed in early 1997.

  <F2>  The Cedar Rapids-22nd Avenue and Marion Customer Contact Centers were originally opened as Sales Solutions centers in June, 1990 and December, 1993, respectively. The Cedar Rapids center was converted to a Service Solutions center in January, 1994, while the Marion center was converted in September, 1996.

  <F3>  Waterloo is expected to operate approximately 300 workstations when fully staffed in early 1997.

  <F4>  Corpus Christi is expected to operate approximately 725 workstations when fully staffed in 1997.

  <F5>  Columbia is expected to operate approximately 550 workstations when fully staffed in 1997.

  The leases of these facilities have an average length of three years and typically contain early termination buyouts and renewal options. The Company believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. The Company intends to continue to add Customer Contact Centers and workstations as required by demand for its services. APAC believes that suitable additional or alternative space will be available as needed to expand its business on commercially reasonable terms.


  ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to its business. In the opinion of the Company, no litigation to which the Company is currently a party is likely to have a materially adverse effect on the Company's results of operations or financial condition.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable

  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                  NAME        AGE                     POSITION
         Theodore G. Schwartz 43  Chairman, President, Chief Executive  Officer and
                                 Director
         Marc S. Simon        48  Chief Financial Officer and Director
         Donald B. Berryman   39  Senior Vice President/General Manager-Operations
         Kenneth G. Culver    52  Senior Vice President-Facilities
         John C. Dontje       52  Senior Vice President/General Manager-Operations
         Robert C. Froetscher 39  Senior Vice President/General Manager-Operations
         Allen A. Kalkstein   46  Senior Vice President/General  Manager-Technology
                                  Solutions
         Richard H. Kremer    52  Senior Vice President-People & Learning
         James M. Nikrant     57  Senior Vice President/General Manager-Operations

     Theodore G. Schwartz has served as the Company's Chairman, President and Chief Executive Officer since its formation in May 1973.

     Marc S. Simon joined the Company as Chief Financial Officer in June 1995 and was elected as a Director of the Company in August 1995. Prior to joining the Company, Mr. Simon was a partner practicing corporate and business law at the law firm of Neal, Gerber & Eisenberg for more than 7 years. Mr. Simon is a certified public accountant.

     Donald B. Berryman joined the Company as Vice President/General Manager-Service Solutions in March 1993 and became Senior Vice President/General Manager-Operations in October 1995. From August 1990 until March 1993, Mr. Berryman was the Director of National Reservations and Customer Service at Ryder Truck Rental, Inc. Prior to joining Ryder Truck Rental, Mr. Berryman was employed by Gannett Co., Inc. where he served as Director of National Customer Service for USA Today.

     Kenneth G. Culver joined the Company as Vice President-Operations and Marketing in March 1990 and became Senior Vice President-Facilities in October 1995. Prior thereto, he served as Senior Director/Product Manager at Western Union for its electronic mail service offering.

     John C. Dontje joined the Company as Vice President in May 1996 and became a Senior Vice President/General Manager-Operations in October 1996. From November 1994 to May 1996. Mr. Dontje was Regional Manager of a division of Electronic Data Systems Corporation ("EDS") that operated multi-location inbound and outbound call centers. From March 1991 to November 1994, Mr. Dontje was a managing director of Bernard C. Harris Publishing Company, Inc.

     Robert C. Froetscher joined the Company as Senior Vice President/General Manager-Operations in August 1996. Prior to joining the Company,
  Mr. Froetscher was Vice President of Sales and Service for Ameritech's Consumer Service business unit from May 1994 to August 1996. From October 1993 to May 1994, Mr. Froetscher was the National Director of Operator Services at MCI Communications Corporation, where he had served as Director of Consumer Sales and Services (East Region) from May 1992 to October 1993. From May 1991 to May 1992, Mr. Froetscher served as Vice President-Marketing and Client Services at Videocart, Inc.

     Allen A. Kalkstein joined the Company as Senior Vice President/General Manager-Technology Solutions in March 1997. Prior thereto, Mr. Kalkstein was a partner at Ernst & Young LLP from March 1984 until March 1997.

     Richard H. Kremer joined the Company as Senior Vice President-People & Learning in December 1996. From February 1996 through November 1996, Mr. Kremer was a consultant for The Shechtman Group, a management consulting firm which had been owned by Morris Shechtman, a director of the Company, and was acquired by the Company on November 29, 1996. See Item 13 "Certain Relationships and Related Transactions." From 1994 to November 1995, Mr. Kremer was with Allmerica Financial and from 1991 to 1994 he was the Chief Marketing Officer for the Individual Strategic Business Unit of Union Central Life Insurance Company, a mutual company. From 1967 to 1991, Mr. Kremer was with CIGNA where he most recently served as Senior Vice President of CIGNA's Individual Financial Services Company.

     James M. Nikrant joined the Company as Senior Vice President/General Manager-Operations in May 1996. From July 1993 to February 1996, Mr. Nikrant was with Montgomery Ward and Company, Inc. where he most recently served as Senior Vice President Logistics/Product Service. From 1989 to July 1993,
  Mr. Nikrant was President and Chief Executive Officer of SafeMasters Company Inc. From 1962 to 1989, Mr. Nikrant was with General Electric where he most recently served as Head of Eastern U.S. Customer Service functions




                                      PART II


  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHARE OWNER
  MATTERS

     The Company completed an initial public offering on October 10, 1995 (the "Initial Public Offering") at a price of $8.00 per share. Since the Initial Public Offering, the Company's common shares have been quoted on the Nasdaq National Market under the symbol "APAC." Prior to the Initial Public Offering, the common shares were not listed or quoted on any organized market system. The information presented throughout this Report reflects a two-for-one stock split in the form of a dividend paid by the Company on May 15, 1996. The following table sets forth for the periods indicated the high and low sale prices of the common shares as reported on the Nasdaq National Market during such period.

                                                      HIGH       LOW
          Fiscal 1995:
           Fourth Quarter (from October 11, 1995)   $17 7/16  $ 8 15/16

          Fiscal 1996:
           First Quarter                             36 1/8    13  5/16
           Second Quarter                            43 7/8    30  1/4
           Third Quarter                             58        32  1/4
           Fourth Quarter                            59        35

     As of March 3, 1997, there were 129 holders of record of the common shares. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Credit Facility restricts the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate. For certain information regarding distributions made by the Company prior to its Initial Public Offering in fiscal 1995, see the Company's Financial Statement and the Notes thereto included elsewhere in this report.

     On November 29, 1996, the Company issued an aggregate of 54,440 common shares to Morris Shechtman, a director of the Company, and his spouse in consideration for all of the issued and outstanding interests in The Shechtman Group, L.L.C., a Nevada limited liability company. Such common shares were issued in reliance on the exemption from registration provided in
  Section 4(2) of the Securities Act of 1933, as amended. See Item 13 "Certain Relationships and Related Transactions."


  ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Report. The income statement data and balance sheet data for and as of the end of each of the fiscal years in the five-year period ended December 29, 1996, are derived from the audited Financial Statements of the Company.

                                                                            For the Fiscal Years Ended<F1>

                                                                1996            1995        1994        1993        1992

                                                            (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)

     INCOME STATEMENT DATA:
       Net revenue                                        $        276,443   $ 101,667   $  46,618   $  28,912   $  13,529
       Cost of services                                            193,967      71,982      30,666      19,790       9,662
       Selling, general and administrative expenses                 33,397      16,398       9,322       5,070       2,532
       Total operating expenses                                    227,364      88,380      39,988      24,860      12,194
       Income from operations                                       49,079      13,287       6,630       4,052       1,335
       Interest expense, net                                            29         804         664         203         131
       Provision for income taxes <F2>                               18,500       4,330         -           -           -
       Net income                                         $         30,550   $   8,153   $   5,966   $   3,849   $   1,204
     PRO FORMA INCOME DATA (UNAUDITED):
       Net income as reported                                                   $8,153      $5,966      $3,849     $ 1,204
       Pro forma adjustment for income taxes <F3>                                   670       2,070       1,500         360
       Pro forma net income<F3>                                                  $7,483      $3,896      $2,349        $844
       Pro forma net income per share
         (actual for fiscal 1996)                                    $0.64       $0.18       $0.10       $0.06       $0.02
       Weighted average shares outstanding                          47,935      41,624      40,086      40,086      40,086
     SELECTED OPERATING DATA
     (AT END OF PERIOD):
       Number of workstations                                        8,450       4,210       1,630         934         480
       Number of Customer Contact Centers                               62          33          17          12           6

     BALANCE SHEET DATA:
         Cash and short-term investments                          $    141    $ 30,186   $       1   $      58    $    699
         Working capital                                            13,354      33,045       2,877         454       1,064
         Total assets                                              141,381      74,332      21,181      11,501       6,026
         Long-term debt, less current maturities                     1,325       1,474       8,218       3,073       1,094
         Share owners' equity                                       88,206      52,707       5,722       4,183       2,745


    <F1>  The Company has a 52/53 week fiscal year that ends on the Sunday closest to December 31. Fiscal 1992 is the only period presented that consisted of 53 weeks.

    <F2>  Prior to the Initial Public Offering, the Company was an S Corporation and not subject to Federal and certain state corporate income taxes. On October 16, 1995, the Company changed its tax status from an S Corporation to a C
          Corporation, recorded deferred income taxes totaling $3,780,000 and began providing for Federal and state corporate income taxes.  See Note 2 to the Company's Financial Statements.

    <F3>  The income statement data reflects a pro forma adjustment for income taxes as if the Company were subject to Federal and state corporate income taxes for all periods. The pro forma provisions for income taxes represent a combined Federal and state tax rate of 43%, less applicable Federal and state job creation tax credits, which resulted in effective tax rates ranging from 30% to 40%. See Note 2 to the Company's Financial Statements.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Selected Financial and Operating Data and the Financial Statements of the Company and related notes thereto appearing elsewhere in this Report.

  RESULTS OF OPERATIONS

       The following table sets forth income statement and other data as a percent of net revenue from services provided by the Company for the periods indicated.

                                                 FOR THE FISCAL YEARS ENDED

                                                   1996      1995     1994

     Net revenue:
        Sales Solutions                            51.3%    71.5%     86.3%
        Service Solutions                          48.7     28.5      13.7
         Total net revenue                        100.0    100.0     100.0
     Operating expenses:
        Cost of services                           70.1     70.8      65.8
        Selling, general
         and administrative expenses               12.1     16.1      20.0
      Total operating expenses                     82.2     86.9      85.8
        Income from operations                     17.8     13.1      14.2
     Interest expense, net                            -      0.8       1.4
     Income before taxes                           17.8     12.3      12.8
     Provision for income taxes (pro forma for
      fiscal years 1995 and 1994)                   6.7      4.9       4.4
        Net income                                 11.1%     7.4%      8.4%

  FISCAL YEAR ENDED DECEMBER 29, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

     Net revenue increased 171.9% in fiscal 1996 to $276.4 million, up $174.7 million from fiscal 1995. Approximately fifty percent of the revenue growth was attributed to Service Solutions revenue from the commencement of a four year contact to operate and manage four United Parcel Services' ("UPS") customer service facilities. As a result of this growth, Service Solutions represented 48.7% of the Company's net revenue in fiscal 1996 as compared to 28.5% in fiscal 1995. The remaining increase in net revenue was due to higher Sales Solutions call volume from existing clients and growth from new clients in the telecommunications industry.

     Cost of services as a percent of net revenue decreased from 70.8% in fiscal 1995 to 70.1% in fiscal 1996. Exclusive of start up activities relating to UPS, cost of services as a percent of net revenue increased by 1.1% in fiscal 1996 as compared to fiscal 1995. This increase reflects the shift in service mix to UPS. The UPS business has a lower gross margin compared to the Company's other service offerings because of the nature of outsourced services provided for UPS. Recruiting, training and facility costs incurred in advance of full-scale operations of twenty-nine new Customer Contact Centers during fiscal 1996 also contributed to the higher service costs.

     Selling, general and administrative expenses increased 103.7% in fiscal 1996 to $33.4 million, up $17.0 million over fiscal 1995. Approximately seventy-five percent of the growth in overhead was due to investments in systems and management to support the Company's increased revenue base, with the balance due primarily to expenses associated with the new UPS business. Selling, general and administrative expenses as a percent of net revenue have continued to decline as a result of economics of scale associated with spreading fixed and semi-variable costs over a larger revenue base. Selling, general and administrative expenses as a percent of net revenue were 12.1% for fiscal 1996 compared to 16.1% for fiscal 1995.

     Net interest expense decreased $0.8 million, or 96.4%, from fiscal 1995 to fiscal 1996. This decrease was due to a reduction of average outstanding borrowings as a result of debt retired in 1995 with cash raised from the initial public offering of the Company's stock in October, 1995.

     The provision for income taxes of $18.5 million recognized in fiscal 1996 is based upon the Company's estimated effective tax rate of 37.7%. Prior to the Initial Public Offering, the Company included its income and expenses with those of its share owners for Federal and certain state income tax purposes (an S Corporation election). In connection with the Initial Public Offering, the Company terminated its S Corporation election. The pro forma tax rate of 40.1% in fiscal 1995 assumes that the Company was treated as a C Corporation for the entire year and reflects Federal taxes at the statutory rate of 35% plus state taxes, net of Federal benefit and state job creation credits. The change between the pro forma tax rate in fiscal 1995 and the actual tax rate in fiscal 1996 was due to tax planning strategies which have reduced state income taxes payable.

  FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED JANUARY 1, 1995

     Net revenue increased to $101.7 million in fiscal 1995 from $46.6 million in fiscal 1994, an increase of $55.1 million or 118.1%. Sales Solutions net revenue increased to $72.7 million in fiscal 1995 from $40.2 million in fiscal 1994, an increase of $32.5 million or 80.8%, primarily as a result of increased call volume from existing clients and the addition of new clients in the telecommunications industry. Service Solutions net revenue increased to $29.0 million in fiscal 1995 from $6.4 million in fiscal 1994, an increase of $22.6 million or 353.1%, the result of both new client relationships and expansion of call volumes with existing clients.

     Cost of services as a percent of net revenue increased to 70.8% in fiscal 1995 from 65.8% in fiscal 1994. This increase was primarily the result of costs incurred prior to the commencement of full-scale operations under the Company's new agreement with UPS.

     Selling, general and administrative expenses increased to $16.4 million in fiscal 1995 from $9.3 million in fiscal 1994, an increase of $7.1 million or 75.9%. The increase in selling, general and administrative expenses was principally the result of additional administrative personnel and related corporate expenses associated with the Company's growth. As a percent of net revenue, selling, general and administrative expenses decreased from 20.0% in fiscal 1994 to 16.1% in fiscal 1995 as a result of the spreading of fixed costs over a larger revenue base.

     Net interest expense increased to $0.8 million in fiscal 1995 from $0.7 million in fiscal 1994. This increase reflects higher average outstanding borrowings during the first half of fiscal 1995 which were used to open new Customer Contact Centers and to finance working capital needs. As a percent of net revenue, net interest expense decreased from 1.4% in fiscal 1994 to 0.8% in fiscal 1995 primarily as a result of the repayment of certain bank installment notes and amounts outstanding under the Company's credit facilities from the proceeds of the Initial Public Offering.

     Pro Forma net income increased to $7.5 million in fiscal 1995 from $3.9 million in fiscal 1994, an increase of $3.6 million or 92.1%. Net income for each year includes a pro forma provision for Federal and state income taxes at an effective rate of 40.1% and 34.7%, respectively. These rates reflect the combined Federal and state income tax rate of 43.0%, less applicable Federal and state job creation tax credits, as if the Company had been treated as a C Corporation.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have been cash flow from operating activities and available borrowing capacity under credit facilities. In October 1995, the Company obtained additional liquidity
  from the net proceeds of the Initial Public Offering.   The following
  table sets forth certain information from the Company's statement of cash flows for the periods indicated.

                                                  For the Fiscal Years Ended
                                                   1996      1995       1994
                                                        (In Thousands)

      Net cash provided by operating activities   $12,067   $15,200   $2,871
      Net cash used in investing activities       (38,417) (42 ,626) (6,526)
      Net cash provided by financing activities    22,306    31,610    3,599

     The Company generated $30.1 million in cash from operating activities in the last three fiscal years. Although net income for fiscal 1996 increased by $22.4 million, or 274.7% when compared to fiscal 1995, cash provided by operations decreased by $3.1 million due to higher accounts receivable balances generated through larger sales volumes and extended billing cycles with several new clients.

     Cash used in investing activities has been expended for equipment and other capital to support expansion of the Company's Customer Contact Center operations, including additions to the Company's telephone and data management systems. During the last three fiscal years, the Company has opened 50 new Customer Contact Centers adding approximately 7,500 workstations. Capital expenditures during this period totaled $87.6 million and have been funded with proceeds from the Initial Public Offering, bank borrowings and excess cash from operations.

     Financing activities have included distributions to share owners, borrowing activity under the Company's credit facilities, the sale of common shares through the Initial Public Offering and the exercise of stock options. Cash distributions to share owners during the last three fiscal years amounted to $13.8 million and represent dividends to cover share owner taxes related to the Company's former S Corporation status and the payment of the Company's previously undistributed S Corporation taxable income.

     In June, 1996, the Company entered into new unsecured credit facilities with a group of three banks. These facilities consist of a $20 million committed revolving credit facility (the "Revolving Facility") and a $20 million revolving credit facility which may be converted into a term loan (the "Convertible Revolving Facility" and, together with the Revolving Facility, the "Credit Facility"). The Credit Facility is available for general working capital purposes. The Credit Facility contains certain covenants, including financial covenants and restrictions on the Company's ability to pay dividends on the common shares. As of December 29, 1996, $15.9 million was outstanding under the Credit Facility.

     The Company intends to use funds generated from future operations and available credit under its Credit Facility to meet normal operating needs as well as fund planned capital expenditures for the first half of fiscal 1997.

  INFLATION

     Inflation has not had a material impact upon operating results and the Company does not expect it to have such an impact in the future. To date, in those instances where the Company has experienced cost increases, it has been able to increase its rates to offset the costs. There can be no assurance, however, that the Company's business will not be so affected by inflation or that it can continue to increase its rates and remain competitive.

  QUARTERLY RESULTS

     The Company could experience quarterly variations in net revenue and operating income as a result of many factors, including the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various service offerings. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely affect the Company's operating results for that quarter. While the effects of seasonality on APAC's business have historically been obscured by its growing net revenue, the Company's business tends to be slower in the first and third quarters of its fiscal year due to client marketing programs which are typically slower in the post-holiday and summer months.


                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, competition, changing trends in customer profiles and changes in governmental regulations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward looking statements.

     In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the following risks and uncertainties:

  RELIANCE ON MAJOR CLIENTS

     Because a substantial portion of the Company's revenue is generated from relatively few clients, the loss of a significant client or clients could have a materially adverse effect on the Company. The Company's ten and four largest clients collectively accounted for 80.7% and 68.7%, respectively, of the Company's net revenue in fiscal 1996. The Company's largest clients in fiscal 1996 were UPS and AT&T, which accounted for 38.6% and 18.4%, respectively, of the Company's net revenue in fiscal 1996. The Company's third largest client in fiscal 1996 was Mass Marketing Insurance Group, which accounted for 8.1% of the Company's net revenue during that period. The insurance products sold by Mass Marketing Insurance Group are currently underwritten by J.C. Penney Life Insurance Company. During fiscal 1996, J.C. Penney Life Insurance Company was the fourth largest client of the Company, accounting for 3.6% of the Company's net revenue. Many of the Company's clients are concentrated in the parcel delivery, telecommunications, insurance and financial services industries. A significant downturn in any of these industries or a trend in any of these industries not to use, or to reduce their use of, telephone-based sales, marketing or customer management solutions could have a materially adverse effect on the Company's business. The Company generally operates under contracts which may be terminated on short notice, some of which do not have minimum volume requirements.

  FACTORS AFFECTING ABILITY TO MANAGE AND SUSTAIN GROWTH

     The Company has experienced rapid growth over the past several years and anticipates continued growth to be driven primarily by industry trends towards outsourcing of telephone-based sales, marketing, and customer service operations and increased penetration by the Company of new and existing clients and markets. Future growth will depend on a number of factors, including the effective and timely initiation and development of client relationships, opening of new Customer Contact Centers, and recruitment, motivation and retention of qualified personnel. Sustaining growth will also require the implementation of enhanced operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth.

  COMPETITIVE AND FRAGMENTED INDUSTRY; POTENTIAL FUTURE COMPETING
  TECHNOLOGIES AND TRENDS

     The industry in which the Company competes is extremely competitive and highly fragmented. The Company's competitors range in size from very small firms offering special applications or short term projects to large independent firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's. Some of the Company's services also compete with direct mail, television, radio and other advertising media. There can be no assurance that, as the Company's industry continues to evolve, additional competitors with greater resources than the Company will not enter the industry (or particular segments of the industry) or that the Company's clients will not choose to conduct more of their telephone-based sales, marketing or customer service activities internally.

     The development of new forms of direct sales and marketing techniques, such as interactive home shopping through television, computer networks and other media, could have an adverse effect on the demand for the Company's Sales Solutions services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems and increased use of the Internet, could reduce the demand for certain of the Company's Service Solutions offerings. Moreover, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this direct marketing tool. Although the Company attempts to monitor industry trends and respond accordingly, there can be no assurance that the Company will be able to anticipate and successfully respond to such trends in a timely manner.

  RELIANCE ON TECHNOLOGY

     The Company has invested significantly in sophisticated and specialized telecommunications and computer technology, and has focused on the application of this technology to provide customized solutions to meet its clients needs. The Company anticipates that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain its competitiveness. The Company's future success will depend in part on its ability to continue to develop information technology solutions which keep pace with evolving industry standards and changing client demands. In addition, the Company's business is highly dependent on its computer and telephone equipment and software systems, and the temporary or permanent loss of such equipment or systems, through casualty or operating malfunction, could have a materially adverse effect on the Company's business.

  DEPENDENCE ON KEY PERSONNEL

     The success of the Company depends in large part upon the abilities and continued service of its executive officers and other key employees.
  There can be no assurance that the Company will be able to retain the services of such officers and employees. The loss of key personnel could have a materially adverse effect on the Company. The Company has non-competition agreements with certain of its existing key personnel. However, courts are at times reluctant to enforce such agreements. In order to support growth, the Company will be required to effectively recruit, develop and retain additional qualified management personnel.

  DEPENDENCE ON LABOR FORCE

     The Company's industry is very labor intensive and has experienced high personnel turnover. Many of the Company's employees receive modest hourly wages and a significant number are employed on a part-time basis. A higher turnover rate among the Company's employees would increase the Company's recruiting and training costs and decrease operating efficiencies and productivity. Some of the Company's operations, particularly insurance product sales and technology-based inbound customer service, require specially trained employees. Growth in the Company's business will require it to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that the Company will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of the Company's costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could materially adversely effect the Company.

  DEPENDENCE ON TELEPHONE SERVICE

     The Company's business is materially dependent on service provided by various local and long distance telephone companies. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of the Company's services, or any significant interruption in telephone services, could have a materially adverse impact on the Company.

  GOVERNMENT REGULATION

     The Company's business is subject to various Federal and state laws and regulations. The Company's industry has become subject to an increasing amount of Federal and state regulation in the past five years. The FCC rules under the TCPA limit the hours during which telemarketers may call consumers and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. The TCFAPA broadly authorizes the FTC to issue regulations prohibiting misrepresentation in telemarketing sales.
  In August 1995, the FTC issued regulations under the TCFAPA which, among other things, require telemarketers to make certain disclosures when soliciting sales. The Company's operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, there can be no assurance that additional Federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company or its clients in the future or significantly increase the cost of regulatory compliance.

     Several of the industries in which the Company's clients operate are subject to varying degrees of government regulation, particularly the telecommunications, insurance and financial services industries. Generally, compliance with these regulations is the responsibility of the Company's clients. However, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations. The Company's telephone representatives who sell insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs, thus requiring the Company to comply with the extensive regulations of these state commissions. As a result, changes in these regulations or their implementation could materially increase the Company's operating costs.

  POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company could experience quarterly variations in revenues and operating income as a result of many factors, including the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various service offerings. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely affect the Company's operating results for that quarter. The effects of seasonality on the Company's business have historically been obscured by its growing net revenue. However, the Company's business tends to be slower in the first and third quarters due to client marketing programs which are typically slower in the post-holiday and summer months.

  CONTROL BY PRINCIPAL SHARE OWNER

     Mr. Schwartz, the Company's Chairman, President and Chief Executive Officer, beneficially owns approximately 42.5% of the outstanding common shares. As a result, Mr. Schwartz is able to exercise significant control over the outcome of substantially all matters requiring action by the Company's share owners. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of the Company. In addition, two trusts each beneficially own approximately 5.6% of the outstanding common shares.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  The following financial information is included in this report:

                                                                       Page
   Report of Independent Public Accountants


   Balance Sheets as of December 29, 1996 and December 31, 1995

   Statements of Income for the Fiscal Years Ended December 29, 1996,
    December 31, 1995 and January 1, 1995

   Statements of Share Owners' Equity for the Fiscal Years Ended December 29,
    1996, December 31, 1995 and January 1, 1995


   Statements of Cash Flows for the Fiscal Years Ended December 29, 1996,
    December 31, 1995 and January 1, 1995

   Notes to Financial Statements

   Schedule II





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Share Owners of APAC TeleServices, Inc.:

     We have audited the accompanying balance sheets of APAC TELESERVICES, INC. (an Illinois corporation) as of December 29, 1996 and December 31, 1995 and the related statements of income, share owners' equity and cash flows for the three years ended December 29, 1996, December 31, 1995 and January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APAC TeleServices, Inc. as of December 29, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three years ended December 29, 1996, December 31, 1995 and January 1, 1995, in conformity with generally accepted accounting principles.


  Arthur Andersen LLP


  Chicago, Illinois
  January 28, 1997

                            APAC TELESERVICES, INC.

                                 BALANCE SHEETS
 ASSETS                                                                                      DECEMBER 29,       DECEMBER 31,
                                                                                                 1996               1995
 CURRENT ASSETS:
          Cash and cash equivalents                                                         $       141,395  $       4,185,916
          Short-term investments                                                                          -         26,000,000
          Receivables -
                  Trade, less allowance for doubtful accounts of
                    $360,000 in 1996 and $240,000 in 1995                                        56,148,579         18,497,590
                  Share owner/officer                                                               300,000                  -
                  Other                                                                           3,024,684            238,000
          Prepaid expenses                                                                        2,024,793            651,845
          Deferred preoperating costs, net                                                          644,653          1,142,219
                           Total current assets                                                  62,284,104         50,715,570
 PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization                        78,444,380         23,616,367
 OTHER ASSETS                                                                                       652,800                  -
                           Total assets                                                     $   141,381,284  $      74,331,937

 LIABILITIES AND SHARE OWNERS' EQUITY
 CURRENT LIABILITIES:
          Current maturities of long-term debt                                              $       146,474  $         845,397
          Revolving credit facility                                                              15,900,000                  -
          Book overdraft                                                                          5,113,105                  -
          Accounts payable                                                                       11,967,239          2,222,347
          Income taxes payable                                                                      452,790          1,263,000
          Accrued expenses -
                  Payroll, bonuses and related items                                             10,669,357          5,209,868
                  Telecommunications                                                              1,059,537          1,734,036
                  Other                                                                           2,841,117          3,007,215
          Deferred income taxes                                                                     780,000            580,000
          S Corporation distributions payable                                                             -          2,809,000
                           Total current liabilities                                             48,929,619         17,670,863
 LONG-TERM DEBT, less current maturities                                                          1,325,411          1,473,715
 DEFERRED INCOME TAXES                                                                            2,920,000          2,480,000
 COMMITMENTS AND CONTINGENCIES
 SHARE OWNERS' EQUITY:
          Preferred shares, $0.01 par value; 50,000,000 shares authorized;
                  none issued and outstanding                                                             -                  -
          Common Shares, $0.01 par value; 200,000,000 shares authorized;  46,540,057 and
                  46,200,000 shares issued and outstanding at December 29, 1996 and
                  December 31, 1995 respectively                                                    465,401            462,000
          Additional paid-in capital                                                             54,016,993         49,071,750
          Retained earnings                                                                      33,723,860          3,173,609
                  Total share owners' equity                                                     88,206,254         52,707,359
                  Total liabilities and share owners' equity                                $   141,381,284  $      74,331,937

                            The accompanying notes are an integral part of these financial statements.

                           APAC TELESERVICES, INC.

                             STATEMENTS OF INCOME

                                                                             FOR THE FISCAL YEARS ENDED
                                                                    DECEMBER 29,     DECEMBER 31,       JANUARY 1,
                                                                        1996             1995              1995

NET REVENUE                                                        $276,442,506      $101,666,470     $46,618,487
Operating Expenses:
    Cost of Services                                                193,967,365        71,981,814      30,665,996
    Selling, general and administrative expenses                     33,396,407        16,397,608       9,322,212
         Total operating expenses                                   227,363,772        88,379,422      39,988,208
              Income from operations                                 49,078,734        13,287,048       6,630,279
INVESTMENT INCOME                                                       280,296           284,252               -
INTEREST EXPENSE                                                       (308,779)       (1,088,196)       (663,801)
              Income before income taxes                             49,050,251        12,483,104       5,966,478
INCOME TAXES:
    Income tax provision on C Corporation income                     18,500,000           550,000               -
    Deferred income taxes recorded in conjunction with
         termination of S Corporation election on
         October 15, 1995                                              -                3,780,000        -
         Total income taxes                                          18,500,000         4,330,000        -
NET INCOME                                                       $   30,550,251    $    8,153,104  $    5,966,478
PRO FORMA INCOME DATA (UNAUDITED):
    Net income as reported                                                         $    8,153,104   $   5,966,478
    Pro forma adjustment to recognize C Corporation
         provision for income taxes for the year                                          670,000       2,070,000
         Pro forma net income                                                      $    7,483,104  $    3,896,478
    Pro forma net income per share
         (actual for fiscal 1996)                                 $        0.64    $         0.18  $         0.10
    Weighted average number of shares outstanding                    47,935,000        41,624,000      40,086,000


                            The accompanying notes are an integral part of these financial statements.

                           APAC TELESERVICES, INC.

                      STATEMENTS OF SHARE OWNERS' EQUITY


                                                  COMMON SHARES          ADDITIONAL                              TOTAL
                                              SHARES                       PAID-IN              RETAINED     SHARE OWNERS'
                                              ISSUED         AMOUNT        CAPITAL              EARNINGS        EQUITY

 BALANCE, January 2, 1994                    39,600,000    $396,000          -              $3,787,308          $4,183,308
   Net income                                    -             -             -               5,966,478           5,966,478
   S Corporation distributions paid              -             -                            (4,428,053)         (4,428,053)
 BALANCE, January 1, 1995                    39,600,000     396,000          -               5,325,733           5,721,733
   Net income                                    -             -             -               8,153,104           8,153,104
   S Corporation distributions paid or
          accrued                                -             -             -              (9,374,489)         (9,374,489)
   Capitalization of undistributed S
          Corporation earnings in
          conjunction with termination
          of S Corporation election on
          October 15, 1995                       -             -           897,739            (897,739)             -
   Issuance of common shares in
          connection with initial public
          offering                            6,600,000      66,000     48,174,011             (33,000)         48,207,011
 BALANCE, December 31, 1995                  46,200,000     462,000     49,071,750           3,173,609          52,707,359
   Net income                                    -             -             -              30,550,251          30,550,251
   Exercise of employee stock options,
          including related tax benefit         273,558       2,736      4,606,471                -              4,609,207
   Issuance of common shares through
          employee stock purchase plan           12,059         121        339,316                -                339,437
   Issuance of common shares in
          connection with business
          combination                            54,440         544           (544)               -                 -
 BALANCE, December 29, 1996                  46,540,057    $465,401    $54,016,993       $  33,723,860    $     88,206,254



                            The accompanying notes are an integral part of these financial statements.

                           APAC TELESERVICES, INC.

                           STATEMENTS OF CASH FLOWS

                                                                                FOR THE FISCAL YEARS ENDED
                                                                    DECEMBER 29,       DECEMBER 31,        JANUARY 1,
                                                                        1996               1995               1995
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $30,550,251      $  8,153,104       $ 5,966,478
 Adjustments to reconcile net income to net cash provided by operating activities -
   Depreciation and amortization                                       10,784,083         4,072,370         2,265,161
   Deferred income taxes                                                  640,000         3,060,000                 -
   Change in assets and liabilities -
          Receivables                                                 (40,737,673)       (8,696,302)       (5,491,525)
          Prepaid expenses                                             (1,372,948)         (574,631)           16,775
          Deferred preoperating costs                                    (697,233)       (1,142,219)                -
          Other assets                                                   (652,800)                -                 -
          Accounts payable                                              9,744,892         1,949,838          (356,375)
          Income taxes payable                                           (810,210)        1,263,000                 -
          Accrued expenses                                              4,618,892         7,114,887           470,168
                  Net cash provided by operating activities            12,067,254        15,200,047         2,870,682
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale (purchase) of short-term investments                           26,000,000       (26,000,000)                -
   Purchase of property and equipment, net                            (64,417,297)      (16,625,811)       (6,526,401)
          Net cash used by investing activities                       (38,417,297)      (42,625,811)       (6,526,401)
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from credit facilities                               15,900,000        11,787,520                 -
   Initial  public  offering  proceeds  used  to  retire  credit                -       (11,787,520)                -
   facilities
   Proceeds from long-term debt                                                 -         6,702,149         8,164,937
   Payments on long-term debt                                            (847,227)      (15,423,177)                -
   Increase (decrease) in book overdraft                                5,113,105        (1,310,000)       (1,448,022)
   Exercise of employee stock options, including related                4,609,207        48,207,011                 -
     tax benefit
   Proceeds from employee stock purchase plan                             339,437                 -         1,310,000
   S Corporation distributions paid                                    (2,809,000)       (6,565,489)       (4,428,053)
          Net cash provided by financing activities                    22,305,522        31,610,494         3,598,862
 NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         (4,044,521)        4,184,730           (56,857)
 CASH AND CASH EQUIVALENTS, beginning of year                           4,185,916             1,186            58,043
 CASH AND CASH EQUIVALENTS, end of year                                  $141,395      $  4,185,916     $       1,186
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for -
          Interest, including $196,315 which was capitalized
                  during 1996                                            $604,614      $  1,099,309      $    664,170
          Income taxes                                                 17,013,210                 -                 -
   Non-cash financing activities-
          Fair market value of common shares issued in
            connection with business combination                        2,613,120                 -                 -
          Distribution payable to S Corporation
            share owners representing undistributed
            taxable income prior to conversion to a C
            Corporation on October 16, 1995                               -               2,809,000                 -

                            The accompanying notes are an integral part of these financial statements.

                           APAC TELESERVICES, INC.

                        NOTES TO FINANCIAL STATEMENTS


1. ACCOUNTING POLICIES

The principal accounting policies of APAC TeleServices, Inc. (the "Company") are as follows:

 (a) Fiscal Year. The Company has a 52/53 week fiscal year that ends on the Sunday closest to December 31.

 (b) Industry Information. The Company provides high volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the telecommunications, insurance, financial services, parcel delivery, utilities and entertainment industries throughout the United States. The nature of the industry is such that the Company is dependent on several large clients for a significant portion of its annual revenues. The Company had two, two and one client(s) that each accounted for more than ten percent of the Company's net revenue for the fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively. For the periods ended (a) December 29, 1996, such two clients accounted for 39% and 18% of the Company's net revenue, (b) December 31, 1995, such two clients accounted for 16% and 14% of the Company's net revenue, and (c) January 1, 1995, such client accounted for 24% of the Company's net revenues, respectively. The loss of one or more of these major clients could have a materially adverse effect on the Company's business.

 (c) Cash and Cash Equivalents. Cash and cash equivalents consist of cash in banks and overnight securities.

 (d) Short-term Investments. The Company invests excess operating cash in instruments with maturities of 12 months or less. The Company intends to hold such investments, which may consist of short-term municipal preferred securities, certificates of deposit, U.S. Treasury and Agency securities, repurchase agreements and others, to maturity. At December 31, 1995, short-term investments consisted of municipal preferred securities with maturities of less than 50 days. The market value of such investments (including interest) was equal to the original cost basis.

 (e) Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Major improvements are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recorded in the statement of income. Depreciation is determined using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over the estimated useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the assets or the lease term.

 (f) Capitalized Software Costs. The Company capitalizes the cost of third-party computer software purchased for internal use and costs related to the installation of such software. These costs are amortized over their estimated useful life of approximately five years.

 The Company also capitalizes certain software costs incurred while providing services to its customers in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and design phase of the software development, including coding and testing activities necessary to establish technological feasibility, are expenses as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance, are capitalized when material. During the year ended December 29, 1996, the Company capitalized approximately $1,280,000 of such costs, which are amortized over the period in which revenues directly attributable to such costs are expected to be generated.

 (g) Revenue Recognition. The Company recognizes revenue on programs as services are performed for its clients, generally based upon hours incurred.

 (h) Deferred Preoperating Costs. The Company has entered into contracts to provide telephone-based services for periods of up to five years. The Company has incurred preoperating costs directly associated with these contracts. Preoperating costs include payroll and other costs associated with hiring and training new personnel dedicated to providing service under the contracts during their term. The costs are amortized over a 12-month period beginning on the date the facility to which they relate is staffed and ready for operation.

 (i) Concentration of Credit Risk. Concentration of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major clients described in Industry Information above. The Company does not require collateral or other security to support clients' receivables. The Company conducts periodic reviews of its clients' financial conditions and vendor payment practices to minimize collection risks on trade accounts receivable.

 (j) Management's Estimates. Management has made certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities during the preparation of the financial statements. Actual results could differ from these estimates. However, management does not believe they would have a material effect on operating results.

 (k) Net Income Per Share. Pro forma and actual net income per share amounts are computed based upon the weighted average number of common shares and common share equivalents outstanding during each period presented after retroactive adjustments for stock splits and all stock options granted within one year of the Company's inial public offering. Supplementary pro forma net income per common share and common share equivalents would not have been materially different than that reflected on the accompanying statements of income for the year ended December 31, 1995.

 (l) Training costs. The Company maintains ongoing training programs for its employees. The cost of this training is expenses as incurred. In addition, certain contracts require clients to reimburse the Company for specific training. These costs are billed to clients as incurred.

 (m) Accounting of Stock-Based Compensation. The Company currently utilizes Accounting Principles Board Opinion No. 25 in its accounting for stock options. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation." The accounting method as provided in the pronouncement is not required to be adopted; however, it is encouraged. The Company has adopted the disclosure-only provisions of Statement No. 123.


2.  INCOME TAXES

 Prior to the initial public offering of the Company's common shares completed on October 16, 1995, the Company included its income and expenses with those of its share owners for Federal and certain state income tax purposes (an S Corporation election). Accordingly, the statements of income for the fiscal year ended January 1, 1995 did not include a provision for Federal income taxes. In connection with the Company's initial public offering in October 1995, the Company terminated its S Corporation election and accordingly recorded a deferred income tax liability and corresponding income tax expense of $3,780,000, arising from a change in the Company's tax status and a change from the cash basis to the accrual basis of accounting for income tax purposes. Beginning October 16, 1995, the Company provides for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

 In connection with the initial public offering, the Company and certain of its share owners entered into a tax agreement. The agreement provides that the Company will indemnify such share owners against additional income taxes resulting from adjustments made (as determined by an appropriate tax authority) to the taxable income reported by the Company as an S Corporation for the periods prior to the initial public offering, but only to the extent those adjustments result in a decrease in income taxes otherwise payable by the Company.

 The provision for income taxes for the years ended December 29, 1996 and December 31, 1995 consists of the following:

                                                      1996            1995
 Current:
       Federal                                      $15,772,000    $   920,000
       State                                          2,088,000        350,000
       Total current provision                       17,860,000      1,270,000
 Deferred:
       Federal                                          571,000       (582,000)
       State                                             69,000       (138,000)
             Total deferred provision                   640,000       (720,000)
 Initial recognition of deferred income taxes
  resulting from change in tax status                   -            3,780,000
             Total income tax provision             $18,500,000     $4,330,000

 A reconciliation of statutory Federal tax rate to the actual effective income tax rate for the year ended December 29, 1996, and to the pro forma and actual effective income tax rates for the year ended December 31, 1995, is as follows:


                                                                                 1995

                                                                  1996      PRO
                                                                 ACTUAL    FORMA      ACTUAL
 Statutory rate                                                   35.0%     35.0%      35.0%
 State taxes, net of Federal benefit and state credits             3.0       5.3        1.7
 Tax-exempt investment income                                     (0.4)     (0.6)      (0.6)
 Targeted Jobs Tax Credit                                          -        (1.1)       -
 Income taxes recognized as a result of a change in tax status     -         -         30.3
 S Corporation income taxed to its share owners                    -         -        (33.2)
 Other                                                             0.1       1.5        1.5
 Effective rate                                                   37.7%     40.1%      34.7%

 The pro forma income data in the accompanying statements of income provides information as if the Company had been treated as a C Corporation for income tax purposes for all periods presented.

 The significant components of deferred income tax assets and liabilities as of December 29, 1996 and December 31, 1995 are as follows:


                                                                           1996          1995

Deferred income tax assets:
         Payroll and related                                           $  788,000    $  397,000
         Allowance for doubtful accounts                                  156,000       110,000
         Other                                                             10,000       176,000
                 Total deferred income tax assets                         954,000       683,000

Deferred income tax liabilities:
         Change in tax accounting method (cash to accrual)              1,683,000     2,756,000
         Prepaid expenses                                                 428,000        -
         Preoperating costs                                               261,000       303,000
         Fixed assets                                                   1,745,000       272,000
         Other                                                            537,000       412,000
                 Total deferred income tax liabilities                  4,654,000     3,743,000
                 Net deferred income tax liabilities                   $3,700,000    $3,060,000

 No valuation allowance for deferred income tax assets at December 29, 1996 and December 31, 1995 has been recorded as the Company believes it is more likely than not that the deferred tax assets will be realized in the future.


3. PROPERTY AND EQUIPMENT

 At December 29, 1996 and December 31, 1995, property and equipment along with corresponding estimated useful lives consist of the following:

                                                                                          ESTIMATED
                                                            1996             1995           LIFE

 Building and leasehold improvements                    $  17,534,761    $  7,214,706    2-39 years
 Telecommunications equipment                              51,144,075      16,648,311     3-7 years
 Furniture and office equipment                            12,301,408       6,175,863     5-7 years
 Construction in progress                                  15,541,922       2,065,989        -
   Total property and equipment                            96,522,166      32,104,869
 Less - accumulated depreciation                           18,077,786       8,488,502
   Property and equipment, net                          $  78,444,380    $ 23,616,367

 The gross cost of equipment capitalized under capital lease obligations included above is $4,426,032 at December 29, 1996 and December 31, 1995.

 At December 29, 1996, the Company had fixed asset purchase commitments of approximately $4,800,000 related to investments in Customer Contact Centers.

 The Company reviews intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.


4. DEBT

 In June 1996, the Company entered into a new unsecured line-of-credit facilities agreement (the "Credit Facility") with a syndicate of banks, and terminated all prior line-of-credit facilities. The Company has two separate line-of-credit facilities in place. The credit lines consist of a revolving facility of $20,000,000 (the "Revolving Facility") and a $20,000,000 revolving credit facility which may be converted into a term loan (the "Convertible Revolving Facility"). As of December 29, 1996, the Company had borrowings totaling $15,900,000 under the Credit Facility, which the Company has classified as current indebtedness, as amounts outstanding fluctuate based upon the working capital position of the Company. The effective interest rate on outstanding borrowings under the Credit Facility was 8.25% at December 29, 1996.

 The Revolving Facility matures in May 1999, with two one-year renewal options which are subject to the lender's acceptance. At December 29, 1996, the Company had $14,100,000 of unused availability under the Revolving Facility.

 The Convertible Revolving Facility expires in May 2000, unless converted to a term loan. At any time during the term of the Convertible Revolving Facility, the Company may elect to convert all or part of the outstanding draws into a term loan which matures in quarterly installments beginning on the last day of the calendar quarter during which the term loan was made and terminates the earlier of the third anniversary of the relevant commencement date or May 31, 2001. The minimum amount which can be converted at any one time is $1,000,000. As of December 29, 1996, the Company had $10,000,000 of unused availability under the Convertible Revolving Facility and has not elected to convert any of the outstanding balance under this facility to a term loan.

 The Company has several interest rate options available under the Credit Facility. The options include a domestic rate, an adjusted LIBOR rate, a treasury rate and a fixed rate. The actual interest rate charged is based on the existing market rate at the time the rate is selected by the Company, plus a specified level of basis points, depending on the maintenance of certain financial covenants. At December 29, 1996, the Company's effective borrowing rate using the adjusted LIBOR rate would have been 5.6%. The Company is required to maintain certain financial covenants, and is restricted in its ability to pay dividends on common shares under terms of the Credit Facility. At December 29, 1996, the Company was in compliance with all financial covenants.

 In August 1995, the Company refinanced its line-of-credit facilities with a syndicate of banks. Proceeds from refinancing were used to retire outstanding credit facilities in the amount of $11,787,520. At December 31, 1995, the Company had no borrowings under these lines of credit.


 Long-term debt at December 29, 1996 and December 31, 1995 consists of the following:

                                                                                    1996          1995
Industrial Revenue Bonds, collateralized by a building, payable in varying monthly installments through June 2008, bearing interest at 7.0%
  adjustable semiannually thereafter to 71% of the average yield rate of U.S.
  Treasury Bonds with a floor of 7.0% (7.0% in 1996 and 1995)                  $  1,397,974    $ 1,466,412
Capital lease obligations, secured by related equipment, payable in varying monthly installments through 1998, with a weighted average interest rate of
  6.9%                                                                               73,911        852,700
         Total long-term debt                                                     1,471,885      2,319,112
Less - Current maturities                                                           146,474        845,397
         Long-term debt, net
                                                                               $  1,325,411    $ 1,473,715

 The principal payments of long-term debt mature as follows:

 1998                                 $   78,759
 1999                                     85,502
 2000                                     92,842
 2001                                    100,834
 2002 and thereafter                     967,474
  Total long-term debt                $1,325,411

5. LEASE COMMITMENTS

 The Company leases its Customer Contact Centers and administrative offices. Rent expense for the fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995 was $3,186,855, $1,567,493 and $1,011,185, respectively.
Minimum future rental payments at December 29, 1996 are as follows:

 1997                                  $4,248,485
 1998                                   3,122,030
 1999                                   1,885,329
 2000                                     597,586
 2012                                      84,853
  Total                               $10,038,283

6.  SHARE OWNERS' EQUITY

 Effective March 31, 1994, the Company authorized and issued a 60,000-for-1 stock split of common shares. On September 8, 1995, the Company completed a 3.3-for-1 stock split. On May 15, 1996, the Company completed a 2-for-1 stock split in the form of a stock dividend. All per share information included in these financial statements has been adjusted to reflect these splits retroactively.

 On October 16, 1995, the Company issued 6,600,000 common shares in connection with an initial public offering.

 At December 29, 1996, the Company had reserved 5,915,034 common shares for issuance in connection with the exercise of stock options or purchases under the Company's employee stock purchase plan.

 As of December 31, 1995, the Company had accrued distributions of $2,809,000, based upon the undistributed taxable income attributable to the Company's tax status as an S Corporation prior to the initial public offering. These distributions were paid in fiscal 1996 to the Company's S Corporation share owners of record prior to its initial public offering upon the Company's filing of its corporate income tax returns.

7.  STOCK OPTIONS

 The Company has granted options to purchase common shares under several plans. In 1995, the Company adopted an Incentive Stock Plan and a Nonemployee Director Stock Option Plan. Officers, key employees and non-employee consultants may be granted non-qualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards under the Incentive Stock Plan. A committee of the Board of Directors administers the Incentive Stock Plan and is authorized to determine the key employees to whom, and the times at which, the options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule, and the exercise price provided that the exercise price may not be less than 100% and 85% of the fair market value of the common shares at the date of grant for incentive stock options and non-qualified stock options, respectively. The Nonemployee Director Stock Option Plan provides for annual grants of non-qualified stock options to each non-affiliated director of the Company. The option will allow such directors to purchase 5,000 common shares at an amount equal to the fair market value of the common shares on the date of grant. These options vest equally over a three year period. Options under both plans expire at periods between ten and fifteen years after issuance.

 On May 26, 1995, the Company granted an officer an option to purchase 565,034 common shares at an aggregate price of $1,764,705, with an average exercise price of $3.12 per share. Upon sale of all or substantially all of its assets or stock prior to May 1998, the officer has the right to sell this option back to the Company for an amount determined with reference to the amount received in such sale. The option vests 20% on May 31 of each year through 2000 and has a term of 10 years. The weighted average fair value of this option at the date of grant was $1.83 per share, based upon the assumptions described below using the Black-Scholes option pricing model. At December 29, 1996, 113,007 of these options were vested.

 Stock option activity for the Company's stock options plans for the years ended December 29, 1996, and December 31, 1995, is as follows:


                                                     INCENTIVE STOCK PLAN

                                                                      WEIGHTED AVERAGE
                                         SHARES       PRICE RANGE     EXERCISE PRICE

 Outstanding as of January 1, 1995
       Granted                           1,312,784      $6.31-$15.44       $6.43
       Exercised                                 -                 -           -
       Canceled                                  -                 -           -
 Outstanding as of December 31, 1995     1,312,784      $6.31-$15.44       $6.43
       Granted                           1,170,711     $22.43-$51.75      $28.71
       Exercised                         (273,558)      $6.31-$28.63       $6.79
       Canceled                          (218,667)      $6.31-$42.88      $13.04
 Outstanding as of December 29, 1996     1,991,270      $6.31-$51.75      $18.75
 Stock options exercisable at
   December 29, 1996                       104,817                         $6.48


                                            NONEMPLOYEE DIRECTOR STOCK OPTION PLAN
                                                                      WEIGHTED AVERAGE
                                         SHARES       PRICE RANGE     EXERCISE PRICE
 Outstanding as of January 1, 1995
       Granted                              30,000             $8.00      $ 8.00
       Exercised                             -                   -             -
       Canceled                              -                     -           -
 Outstanding as of December 31, 1995        30,000             $8.00      $ 8.00
       Granted                              15,000     $37.35-$38.12      $37.83
       Exercised                                 -                 -           -
       Canceled                           (10,000)             $8.00      $ 8.00
 Outstanding as of December 29, 1996        35,000      $8.00-$38.12      $20.78
 Stock options exercisable at
   December 29, 1996                         4,000                        $ 8.00


 Additional information with respect to options outstanding under the Incentive Stock Plan at December 29, 1996, includes:

                             EXERCISE PRICE RANGES

                        $6.31 TO   $22.44 TO $40.75 TO
                         $15.44     $39.13     $51.75
 Number Outstanding at
   December 29, 1996    1,078,375    653,276    259,619
 Remaining Life         8.7 years  9.3 years  9.9 years
 Weighted Average
   Exercise Price           $7.89     $28.45     $43.53
 Number Exercisable at
   December 29, 1996      104,817          -          -
 Weighted Average
   Exercise Price           $6.48          -          -

 The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, a risk-free interest rate of 6.5%, Expected volatility of 70% and an expected life of 7.5 Years.

 Had the Company accounted for its stock options in accordance with Statement 123, pro forma net income and pro forma net income per share would have been approximately $29,830,000 and $0.63 In 1996, and $7,310,000 and $0.18 In
1995, respectively. The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized as the options vest and additional awards may also be granted.


8. COMMITMENTS AND CONTINGENCIES

 At December 29, 1996 and December 31, 1995, the Company had guaranteed the repayment of approximately $773,000 and $974,000, respectively, of the remaining outstanding community college bond obligations, which were issued in connection with various job training agreements. At December 29, 1996, the Company estimates that the deposits made into escrow will be adequate to cover the cost of the maturing bonds.


9. BENEFIT PLANS

 In October 1995, the Company adopted a 401(k) savings plan. Employees meeting certain eligibility requirements, as defined, may contribute up to 15% of pretax gross wages, subject to certain restrictions. The Company makes matching contributions of 25% of the first 6% of employee wages contributed to the plan. Company matching contributions vest 20% per year over a five year period. For the years ended December 29, 1996 and December 31, 1995 the Company made matching contributions of approximately $102,000 and $16,000 to the plan, respectively.

 In 1996, share owners of the Company adopted an employee stock purchase plan. The plan is administered by the compensation committee and permits eligible employees to purchase an aggregate of 600,000 common shares at 85% of the lesser of the current market closing price of the Company's common shares at the beginning or end of a quarter. Employees may annually purchase common shares up to the lesser of 15% of their gross wages or $25,000.
During 1996, 12,059 common shares were issued to employees under this plan.


10.  TRANSACTIONS WITH RELATED PARTIES

 The Company paid distributions in the amount of $2,809,000 in 1996 to its S Corporation share owners of record prior to the Company's initial public offering. Such payment related to share owner tax obligations and undistributed S Corporation taxable income.

 Several share owners of the Company sold an aggregate of 6,770,000 and 4,600,000 common shares in February 1996 and October 1996, respectively, in an underwritten public offering pursuant to a registration rights agreement which was entered into by the Company and such share owners prior to the Company's initial public offering. Costs of the February 1996 offering totalling $360,000 have been included as selling, general and administrative expense during the year ended December 29, 1996. The selling share owners of the October 1996 public offering have agreed to reimburse the Company for costs it incurred on their behalf. At December 29, 1996, the Company has a receivable from these share owners totaling $300,000.


11.  BUSINESS COMBINATION

 In January 1996, the Company hired The Shechtman Group, a management consulting firm, to provide leadership consulting services. On November 29, 1996, the Company issued 54,440 common shares in exchange for a 100% equity interest in The Shechtman Group. This transaction has been accounted for as a pooling of interests. All intercompany transactions have been eliminated. The chief executive officer and managing director of The Shechtman Group is also a director of the Company.



12.  QUARTERLY DATA (UNAUDITED)

                                        First         Second         Third         Fourth           Full
For the Fiscal Years Ended             Quarter        Quarter       Quarter        Quarter           Year

December 29, 1996
  Net revenue                         $48,144,496    $65,098,316   $75,360,999    $87,838,695   $276,442,506
  Gross profit                         13,757,657     19,310,744    22,989,326     26,417,414     82,475,141
  Net income                            4,714,901      7,120,588     8,620,009     10,094,753     30,550,251
  Net income per share                      $0.10          $0.15         $0.18          $0.21          $0.64
December 31, 1995
  Net revenue                         $17,864,765    $22,777,581   $24,142,850    $36,881,274   $101,666,470
  Gross profit                          6,383,646      7,068,734     6,706,080      9,526,196     29,684,656
  Net income                            2,526,099      2,971,597     2,231,587        423,821      8,153,104
  Pro forma net income                  1,536,832      1,807,864     1,354,656      2,783,752      7,483,104
  Pro forma net income per share      $      0.04    $      0.05   $      0.03    $      0.06   $       0.18

 The Company reduced its annual effective tax rate in the fourth quarter from 39.0% to 37.7% as a result of tax planning strategies which have reduced state income taxes payable. This change resulted in an effective rate of 34.9% for the fourth quarter.


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Share Owners of APAC TeleServices, Inc.:

   We have audited in accordance with generally accepted auditing standards, the financial statements of APAC TELESERVICES, INC. included in this Form 10-K and issued our report thereon dated January 28, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission rules and is not a part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respect the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP


Chicago, Illinois
January 28, 1997




                                 Schedule II

                      VALUATION AND QUALIFYING ACCOUNTS

                      Column A                            Column B           Column C            Column D              Column E
                                                                             Additions

                                                         Balance at         Charged to
                                                        Beginning of         Costs and         Deductions-          Balance at End
                     Description                           Period            Expenses          Describe(A)            of Period

 Allowance deducted from assets to
   which it applies:
     Allowance for doubtful accounts:
       Year ended January 1, 1995                                0             1,167             (1,167)                     0
       Year ended December 31, 1995                              0           246,061             (6,061)               240,000
       Year ended December 29, 1996                        240,000           120,000                  0                360,000


NOTE A - UNCOLLECTED RECEIVABLES WRITTEN OFF.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption "Executive Officers of Registrant") is set forth in the Company's Proxy Statement for the Annual Meeting of Share owners to be held on May 20, 1997, under the caption "Election of Directors," which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on May 20, 1997, under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on May 20, 1997, under the caption "Securities Beneficially Owned by Principal Share Owners and Management," which information is incorporated hereby by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on May 20, 1997, under the caption "Certain Transactions" which information is incorporated herein by reference.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1.  FINANCIAL STATEMENTS

       The following financial statements of the Company are included in Part II, Item 8:

       (i)   Report of Independent Public Accountants

       (ii)  Balance Sheets as of December 29, 1996 and December 31, 1995

       (iii) Statements of Income for the Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

       (iv) Statements of Share Owners' Equity for the Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

       (v)   Statements of Cash Flows for the Fiscal Years Ended
             December 29, 1996, December 31, 1995 and January 1, 1995

       (vi)  Notes to Financial Statements

2.     FINANCIAL STATEMENT SCHEDULES

       The following financial statement schedule is submitted as part of this report:

       Schedule II - Valuation and Qualifying Accounts

       All other schedules are not submitted because they are not applicable or are not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.     EXHIBITS

       The exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index hereto.

(B)  REPORTS ON FORM 8-K

       The Registrant filed a Current Report on Form 8-K on October 17, 1996 which disclosed its revenues and earnings for each of the thirteen weeks and thirty-nine weeks ended September 29, 1996.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APAC TeleServices, Inc.


                                   /S/ Theodore G. Schwartz
                                   Theodore G. Schwartz
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer


Dated:  March 28, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                   Title                Date

/s/ Theodore g. Schwartz  Chairman of the Bard of   March 28, 1997
   Theodore G. Schwartz   Directors, President
                          and Chief Executive
                          Officer (Principal
                          Executive Officer)


/s/ Marc S. Simon         Chief Financial Officer   March 28, 1997
      Marc S. Simon       and Director,
                          (Principal Financial
                          Officer)

/s/ Philip B. Wade        Vice President and        March 28, 1997
      Philip B. Wade      Controller (Principal
                          Accounting Officer)


/s/ Thomas M. Collins     Director                  March 28, 1997
    Thomas M. Collins

/s/ Morris R. Shechtman   Director                  March 28, 1997
   Morris R. Shechtman

/s/ George D. Dalton      Director                  March 28, 1997
     George D. Dalton


/s/ Paul G. Yovovich      Director                  March 28, 1997
     Paul G. Yovovich



                                EXHIBIT INDEX

  Exhibit
  Number
                   Description




    3.1 Amended and Restated Articles of Incorporation of APAC TeleServices, Inc. is incorporated herein by reference to Exhibit 3.1 to APAC TeleServices, Inc.'s Registration Statement on Form S-3, as amended, Registration No. 333-14097

    3.2    Amended and Restated Bylaws of APAC TeleServices,
           Inc. is incorporated herein by  reference to
           Exhibit 3.2 to APAC TeleServices, Inc.'s
           Registration Statement on Form S-1, as amended,
           Registration No. 33-95638

    4.1 Specimen Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to APAC
           TeleServices, Inc.'s Registration Statement on
           Form S-1, as amended, Registration No. 33-95638

   *10.1 Amended and Restated APAC TeleServices, Inc. 1995 Incentive Stock Plan is incorporated herein by reference to Exhibit 10.1 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638


   *10.2   Amended and Restated APAC TeleServices, Inc. 1995
           Nonemployee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to APAC TeleServices, Inc.'s Registration
           Statement on Form S-1, as amended, Registration
           No. 33-95638

   *10.3 Employment Agreement with Marc S. Simon, as amended,is incorporated herein by reference to
           Exhibit 10.3 to APAC TeleServices, Inc.'s
           Registration Statement on Form S-1, as amended,
           Registration No. 33-95638


   *10.4 Employment Agreement with Donald B. Berryman is incorporated herein by reference to Exhibit 10.4 to APAC TeleServices, Inc.'s Registration
           Statement on Form S-1, as amended, Registration
           No. 33-95638

   10.5 Credit Agreement is incorporated herein by reference to Exhibit 10.5 to APAC TeleServices,
           Inc.'s Registration Statement on Form S-3, as amended, Registration No. 333-14097

   10.6    Agreement with United Parcel Service General
           Services Inc. is incorporated herein
           by reference to Exhibit 10.6 to APAC
           TeleServices, Inc.'s Registration Statement on
           Form S-1, as amended, Registration No. 33-95638


   10.7 Registration Rights Agreement is incorporated herein by reference to Exhibit 10.7 to APAC
           TeleServices, Inc.'s Registration Statement on
           Form S-1, as amended, Registration No. 33-95638

   10.8 Tax Agreement is incorporated herein by reference to Exhibit 10.8 to APAC TeleServices, Inc.'s
           Registration Statement on Form S-1, as amended,
           Registration No. 33-95638


   10.9 Agreement with J.C. Penney Insurance Company, dated November 1, 1994 is incorporated herein by reference to Exhibit 10.9 to APAC TeleServices,
           Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638

  *10.10 Amendment No. 1 to Amended and Restated APAC TeleServices, Inc. 1995 Incentive Stock Plan is incorporated herein by reference to Exhibit 10.11 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638

   21.1    Subsidiaries of the Registrant (filed herewith)

   23.1    Consent of Arthur Andersen LLP (filed herewith)

   27.1    Financial Data Schedule (filed herewith)

* Indicates management employment contracts or compensatory plans or arrangements.