Form 10-Q
period 1997-03-30
APAC TELESERVICES INC
filed 1997-05-14
CIK 949297

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 30, 1997

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the Transition Period From _________________ to _____________________

Commission file number 0-26786

                             APAC TELESERVICES, INC.
             (Exact name of registrant as specified in its charter)

                     Illinois                          36-2777140
           (State or other jurisdiction             (I.R.S. Employer
                        of                         Identification No.)
                 incorporation or
                   organization)

             One Parkway North Center,
                     Suite 510
                Deerfield, Illinois                       60015
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

Common Shares, $0.01 par value-- 46,804,450 shares outstanding as of April 28, 1997.






This Form 10-Q consists of 12 sequentially numbered pages. The Exhibit Index appears on page 10.


                                      INDEX

                             APAC TELESERVICES, INC.


                                                                 PAGE
           PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements (Unaudited)

              Condensed Balance Sheets--March 30, 1997 and        3
           December 29, 1996

              Condensed Statements of Income--Thirteen Weeks
           Ended March 30, 1997                                   4
              and March 31, 1996

              Condensed Statements of Cash Flows--Thirteen
           Weeks Ended                                            5
              March 30, 1997 and March 31, 1996

              Notes to Condensed Financial Statements--March      6
           30, 1997

           Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         7-9

           PART II.  OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K              10

           SIGNATURES                                             10

           EXHIBITS                                             11-12


                         PART I.  FINANCIAL INFORMATION

                             APAC TELESERVICES, INC.

                            CONDENSED BALANCE SHEETS

                                                 MARCH 30,      DECEMBER 29,
                                                    1997            1996
                          ASSETS                 (Unaudited)   (Audited, Note 1)


                                               (000's omitted, except share data)

           CURRENT ASSETS
           Cash and cash equivalents             $     88         $     141
           Accounts receivable, net                58,465            59,473
           Prepaid expenses                         2,710             2,025
           Deferred preoperating costs, net           565               645
           Total Current Assets                    61,828            62,284

           PROPERTY, PLANT AND EQUIPMENT          108,979            96,522
           Less--Accumulated depreciation and     (21,965)          (18,078)
           amortization
           Property, Plant and Equipment, Net      87,014            78,444

           OTHER ASSETS                             1,710               653
           Total Assets                          $150,552          $141,381

                     LIABILITIES AND
                   SHARE OWNERS' EQUITY

           CURRENT LIABILITIES
           Notes payable                         $ 18,425          $ 16,047
           Accounts payable                        12,561            17,080
           Income taxes payable                     2,953               453
           Other current liabilities               10,899            15,350
           Total Current Liabilities               44,838            48,930

           LONG-TERM DEBT, NET                      1,307             1,325

           DEFERRED INCOME TAXES                    3,800             2,920

           SHARE OWNERS' EQUITY
           Preferred Shares, $0.01 par value;
           50,000,000 shares
              authorized; none issued and
           outstanding
           Common Shares, $0.01 par value;
           200,000,000
              shares authorized, 46,727,000
           shares issued and                         467                465
              outstanding at March 30, 1997;
           46,540,000 shares
              issued and outstanding at
           December 29, 1996
           Other share owners' equity             100,140            87,741
           Total Share Owners' Equity             100,607            88,206
           Total Liabilities and Share Owners'   $150,552         $ 141,381
           Equity


See Notes to Condensed Financial Statements.



                             APAC TELESERVICES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                    THIRTEEN WEEKS ENDED
                                                                            MARCH 30,                MARCH 31,
                                                                               1997                     1996
                                                                          (000's omitted, except per share data)
         Net revenue                                                    $90,318                  $48,144

         Operating expenses:
           Cost of services                                              65,363                   34,386
           Selling, general and
             administrative expenses                                     10,953                    6,191
               Total operating expenses                                  76,316                   40,577
           Income from operations                                        14,002                    7,567
           Interest income (expense), net                                  (329)                     228
             Income before income taxes                                  13,673                    7,795
           Provision for income taxes                                     5,200                    3,080
             Net income                                                 $ 8,473                  $ 4,715

           Net income per share                                           $0.18                    $0.10


           Weighted average number of
             shares outstanding                                          48,001                   47,678



See Notes to Condensed Financial Statements.

                             APAC TELESERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THIRTEEN WEEKS ENDED
                                                                                      MARCH 30,                MARCH 31,
                                                                                         1997                     1996
                                                                                                (000's omitted)
                  OPERATING ACTIVITIES
                   Net income                                                     $8,473                   $4,715
                   Depreciation and amortization                                   4,058                    2,016
                   Deferred income taxes                                           1,040                     (220)
                   Change in operating assets and liabilities                     (8,526)                  (8,409)
                   Net Cash Provided (Used) by Operations                          5,045                   (1,898)

                  INVESTING ACTIVITIES
                   Sales of short-term investments                                     -                    9,300
                   Purchases of property, plant and equipment, net               (12,457)                 (11,333)
                     Net Cash Used by Investing Activities                       (12,457)                  (2,033)

                  FINANCING ACTIVITIES
                   Net borrowings from revolving credit facility                   2,420                      -
                   Payments on long-term debt                                        (60)                    (290)
                   Increase in book overdraft                                      1,070                      -
                   Exercise of employee stock options, including
                       related tax benefit                                         3,754                       58
                   Proceeds from employee stock purchase plan                        174                      -
                   Net Cash Provided (Used) by Financing
                         Activities                                                7,358                     (232)

                  NET DECREASE IN CASH AND CASH EQUIVALENTS                        ($54)                  ($4,163)




See Notes to Condensed Financial Statements.


                             APAC TELESERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 30, 1997
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997. The Balance Sheet at December 29, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

NOTE 2--SHARE OWNERS' EQUITY AND EARNINGS PER SHARE

Net income per share amounts are computed based upon the weighted average number of common shares and common share equivalents outstanding during each of the periods presented. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 (Earnings per Share) which the Company is required to adopt effective for the year ending December 28, 1997. Had the Company adopted SFAS No. 128 for the thirteen week period ended March 30, 1997, basic and comprehensive earnings per share would be the same as earnings per share disclosed.

NOTE 3--RELATED PARTY TRANSACTIONS

In February 1996, several shareholders of the Company sold an aggregate of 6,770,000 Common Shares in an underwritten public offering pursuant to a registration rights agreement which was entered into by the Company and such shareholders prior to the Company's initial public offering. The offering costs, totaling approximately $360,000, were paid by the Company and have been classified under selling, general and administrative expenses for the thirteen week period ended March 31, 1996. The Company did not receive any proceeds from the sale of these Common Shares.


                             APAC TELESERVICES, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APAC TeleServices, Inc. provides telephone-based sales, marketing and customer management solutions for corporate clients operating in the telecommunications, insurance, financial services, parcel delivery, utilities and entertainment industries throughout the United States. The Company's client base is comprised of large companies with growing needs for cost-effective means of contacting and servicing current and prospective customers. The Company has two primary service offerings. The Sales Solutions division provides outbound sales support to consumers and businesses, database analysis and management, market research, targeted marketing plan development and customer lead generation, acquisition and retention. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing.

APAC's results of operations in any single interim period should not be viewed as an indication of future results of operations. The Company may experience quarterly variations in net revenue and operating income as a result of the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business, and changes in the Company's revenue mix among its various service offerings. While the effects of seasonality on APAC's business have been obscured by its growing net revenue, the Company's business tends to be slower in the first and third quarters of its fiscal year due to client marketing programs which are typically slower in the post-holiday and summer months.

The following table sets forth income statement data as a percent of net revenue from services provided by the Company for the thirteen week periods ended March 30, 1997 and March 31, 1996.


                                                                                   THIRTEEN WEEKS ENDED
                                                                              MARCH 30,             MARCH 31,
                                                                                 1997                 1996
                           Net revenue:
                              Sales Solutions                                      50.7%                54.3%
                              Service Solutions                                    49.3                 45.7
                                 Total net revenue                                100.0                100.0

                           Operating expenses:
                              Cost of services                                     72.4                 71.4
                              Selling, general and
                                  administrative expenses                          12.1                 12.9
                                      Total operating expenses                     84.5                 84.3
                              Income from operations                               15.5                 15.7
                           Interest income (expense), net                          (0.4)                 0.5
                               Income before income taxes                          15.1                 16.2
                           Provision for income taxes                               5.7                  6.4
                              Net income                                            9.4%                 9.8%


                             APAC TELESERVICES, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

RESULTS OF OPERATIONS

Net revenue increased 87.6% in the first quarter of 1997 to $90.3 million, up $42.2 million over the first quarter of 1996. Net revenue for the Sales Solutions division increased 75.5% to $45.8 million for the first quarter of 1997, compared to $26.1 million for the first quarter of 1996, as a result of increased call volume from existing clients primarily in the telecommunications industry. The Service Solutions division's net revenue was $44.5 million, up 102.3% from $22.0 million in the same period a year ago as a result of higher call volumes associated with AT&T inbound call activity and long-term contracts to manage four United Parcel Service's ("UPS") customer service facilities and process customer orders for John H. Harland Corporation ("Harland"). Calls taken for UPS reached mature levels in the fourth quarter of 1996 while the first quarter of 1997 reflects calls taken for new accounts with AT&T and Harland, which call volumes were not present in the same period a year ago.

Cost of services as a percent of net revenue increased to 72.4% in the first quarter of 1997 compared to 71.4% in the first quarter of 1996. This increase primarily reflects the mutual decision between UPS and the Company to change the staffing requirements in the UPS customer service facilities. UPS has the ability under its facilities management agreement with the Company to determine service levels. During the first quarter of 1997, UPS reduced the number of billable service representatives and support positions by approximately 20% resulting in the Company absorbing payroll costs that otherwise would have been billed to UPS. The Company is taking steps to reduce payroll costs to restore historical margins on the UPS contract over the balance of the year by eliminating service representatives and other support positions.

While selling, general and administrative expenses increased 76.9% in the first quarter of 1997 to $11.0 million, up $4.8 million over the first quarter of 1996, expenses as a percent of revenue decreased to 12.1% in the first quarter of 1997 compared to 12.9% a year earlier. The decrease in expenses as a percent of revenue is the result of economies of scale associated with spreading fixed costs over a larger revenue base. Actual growth in overhead was due to continued investments in systems and management to support the Company's increased revenue base and expenses associated with long-term service contracts.


The $557,000 unfavorable change in interest from the first quarter of 1996 to the first quarter of 1997 reflects income earned on temporary investments in 1996 with cash raised in the initial public offering of the Company's common stock, compared to expense incurred on outstanding borrowings in 1997 as a result of expansion of call center operations in the fourth quarter of 1996 and the first quarter of 1997.

The provisions for income taxes of $5.2 million in the first quarter of 1997 and $3.1 million in the first quarter of 1996 are based upon the Company's estimated annual effective tax rates of 38.0% and 39.5%, respectively. The decrease in the effective tax rate from 1996 to 1997 is due to tax planning strategies initiated in the fourth quarter of 1996 which have reduced state income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided $5.0 million in cash in the first quarter of 1997 compared to the use of $1.9 million of cash in the first quarter of 1996. Approximately fifty-five percent of the $6.9 million increase in cash flow in 1997 was generated by an increase in net income, while the balance was due to higher depreciation and related tax benefits arising from capital investment in 1996 and first quarter of 1997. Capital expenditures in the first quarter of 1997 amounted to $12.5 million. Funds used to expand call center operations and the Company's data management systems were provided by cash from operations, bank borrowings of $2.4 million and proceeds from the sale of $3.9 million in common stock to employees. A year earlier $11.3 million of investment in call center operations was funded with proceeds from the sale of $9.3 million in short-term investments and liquidation of $4.2 million in cash equivalent balances.

The Company has a $40.0 million revolving credit facility available for general working capital purposes and capital expenditures. As of March 30, 1997, $18.3 million was outstanding under the credit facility. The Company expects that cash from future operations and available borrowings will be sufficient to meet normal operating needs as well as fund business growth for the balance of 1997.

FORWARD-LOOKING STATEMENTS

Statements contained herein regarding APAC's expected growth, prospective business opportunities and future expansion plans are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There can be no assurance that the Company will be able to maintain or accelerate its growth rate, effectively manage its rapid growth or maintain its profitability. There also can be no assurance that the Company can build-out facilities in a timely and economic manner. In the future, the Company may experience excess peak period capacity when it opens a new call center or terminates or completes a large client program. The Company's agreements with its clients generally do not assure that the Company will generate a specific level of revenue, do not designate the Company as the client's exclusive service provider, and are terminable by the clients on relatively short notice. In addition, the amount of revenue the Company generates from a particular client generally is dependent upon customers' interest in, and use of, the client's products or services. Readers are encouraged to review the Risk Factors section of APAC's most recent Prospectus dated November 4, 1996, and the section captioned "Information Regarding Forward-Looking Statements" in its Annual Report on Form 10-K for the year ended December 29, 1996 which describe other important factors that may impact the Company's business, results of operations and financial condition.


                           PART II. OTHER INFORMATION

                             APAC TELESERVICES, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are furnished as exhibits and numbered pursuant to
Item 601 of Regulation S-K: Exhibit (11)--Statement Re: Computation of Earnings Per Share on page 11 and Exhibit (27)--Financial Data Schedule on page 12.

(b) The Company was not required to file any reports on Form 8-K for the thirteen week period ended March 30, 1997. Subsequent to March 30, 1997, the Company filed a Current Report on Form 8-K on April 25, 1997 which disclosed its revenues and earnings for the thirteen week period ended March 30, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                        APAC TELESERVICES, INC.



Date:  May 13, 1997                   By:    /s/ Theodore G. Schwartz
                                             Chairman, President and
                                             Chief Executive Officer




Date:  May 13, 1997                   By:   /s/ Marc S. Simon
                                            Chief Financial Officer