Form 10-Q
period 1997-06-29
APAC TELESERVICES INC
filed 1997-08-13
CIK 949297

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 29, 1997

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _________________ to _____________________

Commission file number 0-26786

                           APAC TELESERVICES, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Illinois                              36-2777140
------------------------------------      --------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)                Identification No.)

  One Parkway North Center, Suite 510
          Deerfield, Illinois                          60015
---------------------------------------   --------------------------------
(Address of principal executive office)              (Zip Code)

                                (847) 945-0055
  --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
  --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $0.01 par value-- 46,813,728 shares outstanding as of August 6, 1997.





This Form 10-Q consists of 14 sequentially numbered pages. The Exhibit Index appears on page 11.

                                    INDEX

                           APAC TELESERVICES, INC.

                                                                        PAGE
                                                                        -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Condensed Balance Sheets as of June 29, 1997, and December 29, 1996    3

    Condensed Statements of Income for the Thirteen and Twenty-Six
    Weeks Ended June 29, 1997, and June 30, 1996                           4

    Condensed Statements of Cash Flows for the Twenty-Six Weeks Ended
    June 29, 1997, and June 30, 1996                                       5

    Notes to Condensed Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      7-10

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             11

Item 6.  Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                               12

EXHIBITS                                                                13-14

                        PART I.  FINANCIAL INFORMATION

                           APAC TELESERVICES, INC.

                           CONDENSED BALANCE SHEETS



                                                          JUNE 29,         DECEMBER 29,
                                                            1997               1996
                       ASSETS                            (Unaudited)     (Audited, Note 1)
------------------------------------------------         -----------     -----------------
                                                       (000's omitted, except share data)
CURRENT ASSETS:
  Cash and cash equivalents                                           $17               $141
  Accounts receivable, net                                         61,228             59,473
  Other current assets                                              3,089              2,670
                                                                 --------           --------
    Total current assets                                           64,334             62,284

PROPERTY AND EQUIPMENT                                            126,384             96,522
Less - accumulated depreciation                                   (26,607)           (18,078)
                                                                 --------           --------
    Property and equipment, net                                    99,777             78,444

OTHER ASSETS                                                        1,589                653
                                                                 --------           --------
    Total assets                                                 $165,700           $141,381
                                                                 ========           ========

                  LIABILITIES AND
                SHARE OWNERS' EQUITY
------------------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                   $21,592            $16,047
  Accounts payable                                                 14,811             17,080
  Income taxes payable                                              2,718                453
  Other current liabilities                                        10,899             15,350
                                                                 --------           --------
    Total current liabilities                                      50,020             48,930

LONG-TERM DEBT, NET                                                 1,289              1,325

DEFERRED INCOME TAXES                                               3,900              2,920

SHARE OWNERS' EQUITY:
  Preferred shares, $0.01 par value; 50,000,000 shares
    authorized; none issued and outstanding
  Common shares, $0.01 par value; 200,000,000
    shares authorized, 46,809,000 shares issued and
    outstanding at June 29, 1997;  46,540,000 shares
    issued and outstanding at December 29, 1996                       468                465
  Additional paid-in capital                                       59,213             54,017
  Retained earnings                                                50,810             33,724
                                                                 --------           --------
    Total share owners' equity                                    110,491             88,206
                                                                 --------           --------
  Total liabilities and share owners' equity                     $165,700           $141,381
                                                                 ========           ========

See notes to condensed financial statements.

                           APAC TELESERVICES, INC.

                        CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                            THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                          ------------------------         -------------------------
                                          JUNE 29,         JUNE 30,          JUNE 29,       JUNE 30,
                                           1997             1996             1997            1996
                                          --------        --------          --------        --------
                                                       (000's omitted, except per share data)
Net revenue                               $91,586          $65,099          $181,904        $113,243

Operating expenses:
 Cost of services                          66,036           45,789           131,399          80,175
 Selling, general and
  administrative expenses                  11,353            7,592            22,306          13,783
                                          -------           ------           -------         -------
    Total operating expenses               77,389           53,381           153,705          93,958
                                          -------           ------           -------         -------
 Income from operations                    14,197           11,718            28,199          19,285
Interest income (expense), net               (309)              51              (638)            279
                                          -------           ------           -------         -------
 Income before income taxes                13,888           11,769            27,561          19,564
Provision for income taxes                  5,275            4,648            10,475           7,728
                                          -------           ------           -------         -------
 Net income                                $8,613           $7,121           $17,086         $11,836
                                          =======          =======           =======         =======
Net income per share                        $0.18            $0.15             $0.36           $0.25
                                          =======          =======           =======         =======
Weighted average number of
 shares outstanding                        48,172           48,060            48,058          47,869
                                          =======          =======           =======         =======


See notes to condensed financial statements.

                           APAC TELESERVICES, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                        TWENTY-SIX WEEKS ENDED
                                                   --------------------------------
                                                     JUNE 29,              JUNE 30,
                                                       1997                  1996
                                                    ----------             ---------
                                                             (000's omitted)
OPERATING ACTIVITIES:
  Net income                                         $ 17,086              $ 11,836
  Depreciation and amortization                         8,788                 4,756
  Deferred income taxes                                   700                  (990)
  Change in operating assets and liabilities          (10,705)              (17,625)
                                                     --------              --------
    Net cash provided (used) by operations             15,869                (2,023)

INVESTING ACTIVITIES:
  Sales of short-term investments                        -                   20,300
  Purchases of property and equipment, net            (29,862)              (25,175)
                                                     --------              --------
    Net cash used by investing activities             (29,862)               (4,875)

FINANCING ACTIVITIES:
  Net borrowings from revolving credit facility         5,600                 2,000
  Payments on long-term debt                              (91)                 (546)
  Increase in book overdraft                            3,161                 2,784
  Exercise of employee stock options, including
    related tax benefit                                 4,835                 1,260
  Proceeds from employee stock purchase plan              364                    37
  S corporation distributions                              -                 (2,809)
                                                     --------              --------
    Net cash provided by financing activities          13,869                 2,726
                                                     --------              --------
NET DECREASE IN CASH AND CASH EQUIVALENTS               ($124)              ($4,172)
                                                     ========              ========

See notes to condensed financial statements.

                           APAC TELESERVICES, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 29, 1997
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended June 29, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997. The balance sheet at December 29, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1996.

2. SHARE OWNERS' EQUITY AND EARNINGS PER SHARE

Net income per share amounts are computed based upon the weighted average number of common shares and common share equivalents outstanding during each of the periods presented. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 (Earnings per Share) which the Company is required to adopt effective for the year ending December 28, 1997. Had the Company adopted SFAS No. 128 for the thirteen and twenty-six week periods ended June 29, 1997, basic and comprehensive earnings per share would be the same as earnings per share disclosed.

3. RELATED PARTY TRANSACTIONS

In February 1996, several shareholders of the Company sold an aggregate of 6,770,000 common shares in an underwritten public offering pursuant to a registration rights agreement which was entered into by the Company and such shareholders prior to the Company's initial public offering. The offering costs, totaling approximately $360,000, were paid by the Company and have been classified under selling, general and administrative expenses for the twenty-six week period ended June 30, 1996. The Company did not receive any proceeds from the sale of these common shares.

4. NOTES PAYABLE

In June 1997, the Company renegotiated its revolving credit facility (the "credit facility") increasing borrowing capacity under the credit facility from $40.0 million to $80.0 million. Terms and conditions of the new agreement are essentially the same as terms and conditions of the previous agreement. Borrowings outstanding under the credit facility amounted to $21.5 million at June 29, 1997.

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

The following table sets forth income statement data as a percent of net revenue from services provided by the Company for the thirteen and twenty-six week periods ended June 29, 1997, and June 30, 1996.


                                   THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                  ----------------------       ----------------------
                                  JUNE 29,       JUNE 30,      JUNE 29,       JUNE 30,
                                    1997          1996           1997           1996
                                  -------        -------       -------        -------
Net revenue:
 Sales solutions                      56.6%          55.4%         53.7%         54.9%
 Service solutions                    43.4           44.6          46.3          45.1
                                     -----          -----         -----         -----
  Total net revenue                  100.0          100.0         100.0         100.0

Operating expenses:
 Cost of services                     72.1           70.3          72.2          70.8
 Selling, general and
  administrative expenses             12.4           11.7          12.3          12.2
                                     -----          -----         -----         -----
    Total operating expenses          84.5           82.0          84.5          83.0
                                     -----          -----         -----         -----
  Income from operations              15.5           18.0          15.5          17.0
Interest income (expense), net        (0.3)            -           (0.3)          0.3
                                     -----          -----         -----         -----
  Income before income taxes          15.2           18.0          15.2          17.3
Provision for income taxes             5.8            7.1           5.8           6.8
                                     -----          -----         -----         -----
  Net income                           9.4%          10.9%          9.4%         10.5%
                                     =====          =====         =====         =====

                           APAC TELESERVICES, INC.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

RESULTS OF OPERATIONS

Net revenue for the quarter and six months ended June 29, 1997, increased $26.5 million or 40.7% and $68.7 million or 60.6%, respectively, compared to net revenue in the same periods in 1996. Net revenue for the Sales Solutions division for the quarter and six months ended June 29, 1997, increased $15.8 million or 43.7% and $35.5 million or 57.1%, respectively, compared to the same periods in 1996 as a result of increased call volume from new and existing clients spread equitably over the Company's primary service industries, insurance, financial services and telecommunications. The Service Solutions division's net revenue for the quarter and six months ended June 29, 1997, increased $10.7 million or 36.9% and $33.2 million or 65.0%, respectively, compared to the same periods in 1996 as a result of higher call volumes associated with AT&T Corporation ("AT&T") inbound call activity and long-term contracts to manage four United Parcel Services ("UPS") customer service facilities and process customer orders for John H. Harland Company ("Harland"). Calls taken for UPS reached mature levels in the fourth quarter of 1996 while the first half of 1997 reflects calls taken for new accounts with AT&T and Harland which call volumes were not present a year ago.

Cost of services as a percent of net revenue increased to 72.1% in the second quarter of 1997 compared to 70.3% in the second quarter of 1996. For the first six months of 1997 cost of services as a percentage of net revenue was 72.2% as compared to 70.8% in the same period in 1996. These increases primarily reflect the mutual decision between UPS and the Company to change the staffing requirements in the UPS customer service facilities. UPS has the ability under its facilities management agreement with the Company to determine service levels. During the first quarter of 1997, UPS reduced the number of billable service representatives and support positions by approximately 20% resulting in the Company absorbing payroll costs that otherwise would have been billed to UPS. The Company has taken steps to reduce payroll costs and improve margins on the UPS contract in its third and fourth quarters of 1997 by eliminating service representatives and other support positions. For additional information concerning the Company's relationship with UPS, see Other Information on page 9.

Selling, general and administrative expenses for the quarter and six months ended June 29, 1997, increased $3.8 million or 49.5% and $8.5 million or 61.8%, respectively, compared to the same periods in 1996. Selling, general and administrative expenses as a percent of net revenue for the quarter and six months increased to 12.4% and 12.3%, respectively, compared to 11.7% and 12.2%, respectively, a year earlier. The increases in expenses as a percent of revenue is a result of growth in overhead due to continued investments in systems and management to support the Company's increased revenue base and expenses associated with long-term service contracts.

The $917,000 unfavorable change in interest from the first six months of 1996 to the first six months of 1997 reflects interest income earned on temporary investments in 1996 with cash raised in the initial public offering of the Company's common stock, compared to interest expense incurred on outstanding borrowings in 1997 as a result of expansion of call center operations in the fourth quarter of 1996 and the first half of 1997.

The provisions for income taxes of $10.5 million for the six months ended June 29, 1997, and $7.7 million for the same period in 1996 are based upon the Company's estimated annual effective tax rate of 38.0 and 39.5%, respectively. The decrease in the effective tax rate from 1996 to 1997 is due to tax planning strategies initiated in the fourth quarter of 1996 which have reduced state income taxes.

                           APAC TELESERVICES, INC.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

OTHER INFORMATION

UPS, the Company's largest client, was struck by the International Brotherhood of Teamsters at 12:01 a.m. on August 4, 1997. While the outcome of the labor strike and negotiations at UPS is uncertain, an extended strike would have a negative effect on the Company's revenues and earnings in its third and fourth quarters of 1997.

In addition, the Company's second largest client, AT&T, has announced decisions to reduce its investment in telephone-based sales and marketing for the last half of 1997 and consolidate both its outbound and inbound teleservices outsourcers. While AT&T has informed APAC that the Company will remain as one of its principal teleservices outsourcers, AT&T's cost reduction initiatives also could have a negative impact on the Company's revenues and earnings during the third and fourth quarters of 1997. UPS and AT&T accounted for approximately 50% of the Company's business in the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided $15.9 million of cash in the first six months of 1997 compared to the use of $2.0 million of cash in the first six months of 1996. Approximately 30% of the $17.9 million increase in operating cash flow in 1997 was generated by an increase in net income, while the balance was due to higher depreciation and related tax benefits arising from capital investment in 1996 and first six months of 1997. Capital expenditures in the first six months of 1997 amounted to $29.9 million. Funds used to expand call center operations and the Company's data management systems were provided by cash from operations, bank borrowings of $5.6 million and proceeds from the sale of $5.2 million in common stock to employees. Investment in call center operations in 1996 of $25.2 million was funded primarily with proceeds from the sale of $20.3 million in short-term investments and liquidation of $4.2 million in cash equivalent balances.

In June 1997, the Company amended its revolving credit facility (the "credit facility") increasing borrowing capacity under the credit facility from $40.0 million to $80.0 million. The credit facility is available for general working capital purposes and capital expenditures. As of June 29, 1997, $21.5 million was outstanding under the credit facility. The Company expects that cash from future operations and available borrowings will be sufficient to meet normal operating needs as well as fund business growth for the balance of 1997.

FORWARD-LOOKING STATEMENTS

Statements contained herein regarding APAC's expected growth, prospective business opportunities and future expansion plans are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There can be no assurance that the Company will be able to maintain or accelerate its growth rate, effectively manage its rapid growth or maintain its profitability. Changes in or events affecting clients' businesses may have a material impact on the Company's revenue and earnings. There also can be no assurance that the Company can build-out facilities in a timely and economic manner. In the future, the Company may experience excess peak period capacity when it opens a new call center or terminates or completes a

                           APAC TELESERVICES, INC.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


FORWARD-LOOKING STATEMENTS--CONTINUED

large client program. The Company's agreements with its clients generally do not assure that the Company will generate a specific level of revenue, do not designate the Company as the client's exclusive service provider, and are terminable by the clients on relatively short notice. In addition, the amount of revenue the Company generates from a particular client generally is dependent upon customers' interest in, and use of, the client's products or services. Readers are encouraged to review the section captioned "Information Regarding Forward-Looking Statements" in its Annual Report on Form 10-K for the year ended December 29, 1996, which describe other important factors that may impact the Company's business, results of operations and financial condition.

                          PART II. OTHER INFORMATION

                           APAC TELESERVICES, INC.


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Share Owners of the Registrant  was held on May 20,
     1997.

(b)  Not applicable.

(c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:


         Name                     For      Withhold Authority
         ----                  ----------  ------------------
         Thomas M. Collins     45,677,156        92,355
         George D. Dalton      45,677,156        92,355
         Theodore G. Schwartz  45,673,018        96,493
         Marc S. Simon         45,677,156        92,355
         Morris R. Shechtman   45,672,044        92,355
         Paul G. Yovovich      45,677,156        97,467

   2.   Not applicable.

(d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are furnished as exhibits and numbered pursuant to
Item 601 of Regulation S-K: Exhibit (11) - Statement Re: Computation of Earnings Per Share on page 13 and Exhibit (27) - Financial Data Schedule on page 14.

(b) Reports on Form 8-K. In a report filed on Form 8-K dated April 25, 1997, the Company reported its 1997 first quarter revenues and earnings previously
included in a press release dated April 21, 1997.   Subsequent to June 29,
1997, the Company filed an additional report on Form 8-K dated August 5, 1997, which disclosed that the Company's largest client, UPS, was struck by the International Brotherhood of Teamsters on August 4, 1997, and that an extended strike could have a negative impact on APAC's future revenue and earnings.

                          PART II. OTHER INFORMATION

                           APAC TELESERVICES, INC.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                          APAC TELESERVICES, INC.



Date: August 12, 1997                  By:  /s/ Theodore G. Schwartz
                                          ----------------------------
                                            Chairman, President and
                                            Chief Executive Officer


Date: August 12, 1997                  By:  /s/ Marc S. Simon
                                          ----------------------------
                                            Chief Financial Officer