Form 10-Q
period 1997-09-28
APAC TELESERVICES INC
filed 1997-11-12
CIK 949297

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 28, 1997 OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 0-26786

                            APAC TELESERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   ILLINOIS                                      36-2777140
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

     ONE PARKWAY NORTH CENTER, SUITE 510                           60015
             DEERFIELD, ILLINOIS                                 (Zip Code)
   (Address of principal executive office)

                                 (847) 374-4980
              (Registrant's telephone number, including area code)

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

Yes   X         No  _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Shares, $0.01 par value -- 48,825,113 shares outstanding as of November 6, 1997.

     This Form 10-Q consists of 14 sequentially numbered pages. The Exhibit Index appears on page 11.

================================================================================

                                     INDEX

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            -----
PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements:
     Consolidated Condensed Balance Sheets as of September 28, 1997, and
     December 29, 1996..................................................        3
     Consolidated Condensed Statements of Income for the Thirteen and
     Thirty-Nine Weeks Ended September 28, 1997, and September 29,
     1996...............................................................        4
     Consolidated Condensed Statements of Cash Flows for the Thirty-Nine
     Weeks Ended September 28, 1997, and September 29, 1996.............        5
     Notes to Condensed Financial Statements............................      6-7
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     8-10
PART II.    OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K............................       11
SIGNATURES..............................................................       12
EXHIBITS................................................................    13-14

                         PART I. FINANCIAL INFORMATION

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  SEPTEMBER 28,        DECEMBER 29,
                                                                      1997                 1996
                                                                  -------------        ------------
                                                                   (UNAUDITED)       (AUDITED, NOTE 1)
                                                                   (000'S OMITTED, EXCEPT SHARE DATA)
ASSETS
-------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents.................................        $    151             $    141
  Accounts receivable, net..................................          63,795               59,473
  Other current assets......................................           2,691                2,670
                                                                    --------             --------
     Total current assets...................................          66,637               62,284
PROPERTY AND EQUIPMENT......................................         134,628               96,522
Less -- accumulated depreciation............................         (32,490)             (18,078)
                                                                    --------             --------
     Property and equipment, net............................         102,138               78,444
GOODWILL AND OTHER INTANGIBLE ASSETS........................          41,993                   --
Less -- accumulated amortization............................          (1,133)                  --
                                                                    --------             --------
     Goodwill and other intangible assets, net..............          40,860                   --
OTHER ASSETS................................................           1,447                  653
                                                                    --------             --------
     Total assets...........................................        $211,082             $141,381
                                                                    ========             ========
LIABILITIES AND SHARE OWNERS' EQUITY
-------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Notes payable.............................................        $ 27,877             $ 16,047
  Accounts payable..........................................           9,922               17,080
  Income taxes payable......................................             386                  453
  Other current liabilities.................................          12,966               15,350
                                                                    --------             --------
     Total current liabilities..............................          51,151               48,930
LONG-TERM DEBT, NET.........................................           1,269                1,325
DEFERRED INCOME TAXES.......................................          14,162                2,920
SHARE OWNERS' EQUITY:
  Preferred shares, $0.01 par value; 50,000,000 shares
     authorized; none issued and outstanding................              --                   --
  Common shares, $0.01 par value; 200,000,000 shares
     authorized, 48,810,000 shares issued and outstanding at
     September 28, 1997; 46,540,000 shares issued and
     outstanding at December 29, 1996.......................             488                  465
  Additional paid-in capital................................          91,184               54,017
  Retained earnings.........................................          52,828               33,724
                                                                    --------             --------
     Total share owners' equity.............................         144,500               88,206
                                                                    --------             --------
  Total liabilities and share owners' equity................        $211,082             $141,381
                                                                    ========             ========

                  See notes to condensed financial statements.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                               ------------------------------    ------------------------------
                                               SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                   1997             1996             1997             1996
                                               -------------    -------------    -------------    -------------
                                                            (000'S OMITTED, EXCEPT PER SHARE DATA)
Net revenue................................       $79,841          $75,361         $261,745         $188,604
Operating expenses:
  Cost of services.........................        64,000           52,372          195,399          132,547
  Selling, general and administrative
     expenses..............................        11,970            8,979           34,276           22,762
                                                  -------          -------         --------         --------
       Total operating expenses............        75,970           61,351          229,675          155,309
                                                  -------          -------         --------         --------
  Income from operations...................         3,871           14,010           32,070           33,295
Interest income (expense), net.............          (349)             (39)            (987)             240
                                                  -------          -------         --------         --------
  Income before income taxes...............         3,522           13,971           31,083           33,535
Provision for income taxes.................         1,504            5,351           11,979           13,079
                                                  -------          -------         --------         --------
  Net income...............................       $ 2,018          $ 8,620         $ 19,104         $ 20,456
                                                  =======          =======         ========         ========
Net income per share.......................       $  0.04          $  0.18         $   0.40         $   0.43
                                                  =======          =======         ========         ========
Weighted average number of shares
  outstanding..............................        48,810           48,116           48,193           47,815
                                                  =======          =======         ========         ========

                  See notes to condensed financial statements.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THIRTY-NINE WEEKS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 28,   SEPTEMBER 29,
                                                                  1997            1996
                                                              -------------   -------------
                                                                     (000'S OMITTED)
Operating activities:
  Net income................................................    $ 19,104        $ 20,456
  Depreciation and amortization.............................      15,868           7,556
  Deferred income taxes.....................................       1,116          (1,060)
  Write-off of in-process research and development costs....         600              --
  Change in operating assets and liabilities................     (14,956)        (27,427)
                                                                --------        --------
       Net cash provided (used) by operations...............      21,732            (475)
Investing activities:
  Acquisition costs, net of cash acquired...................        (897)             --
  Sales of short-term investments...........................          --          26,000
  Purchases of property and equipment, net..................     (36,921)        (35,781)
                                                                --------        --------
       Net cash used by investing activities................     (37,818)         (9,781)
Financing activities:
  Net borrowings from revolving credit facility.............      11,900              --
  Payments on long-term debt................................        (126)           (776)
  Increase (decrease) in book overdraft.....................        (977)          6,110
  Exercise of employee stock options, including related tax
     benefit................................................       4,842           3,558
  Proceeds from employee stock purchase plan................         457              --
  S corporation distributions...............................          --          (2,809)
                                                                --------        --------
       Net cash provided by financing activities............      16,096           6,083
                                                                --------        --------
Net increase (decrease) in cash and cash equivalents........    $     10        $ (4,173)
                                                                ========        ========

                  See notes to condensed financial statements.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 28, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997. The balance sheet at December 29, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1996.

2. SHARE OWNERS' EQUITY AND EARNINGS PER SHARE

     Net income per share amounts are computed based upon the weighted average number of common shares and common share equivalents outstanding during each of the periods presented. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 (Earnings per Share) which the Company is required to adopt effective for the year ending December 28, 1997. Had the Company adopted SFAS No. 128 for the thirteen and thirty-nine week periods ended September 28, 1997, basic and comprehensive earnings per share would be the same as earnings per share disclosed.

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

4. NOTES PAYABLE

     In June 1997, the Company renegotiated its revolving credit facility (the "credit facility") increasing borrowing capacity under the credit facility from $40.0 million to $80.0 million. Terms and conditions of the new agreement are essentially the same as terms and conditions of the previous agreement. Borrowings outstanding under the credit facility amounted to $27.8 million at September 28, 1997.

5. ACQUISITION

     On August 19, 1997, the Company acquired all of the common and preferred stock of Paragren Technologies, Inc. ("Paragren"), a specialist in software-based marketing products that help its clients maximize their customer relationships. Its software helps its clients analyze market, customer and sales data on a real time basis so that they can respond more effectively to rapidly changing opportunities and competitive challenges. Paragren's One-By-One(TM) suite of customer intelligence software applications allows marketers to develop strategic insights into their marketing plans and make real-time tactical decisions. It enables users to retrieve and analyze information from multiple sources for customer profiling and potential; marketing segmentation and targeting; and full campaign execution and evaluation.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

5. ACQUISITION -- CONTINUED
     In addition to its software solutions, systems integration and consulting services, Paragren designs, develops and manages consumer-panel research. This research helps businesses learn more about their competition, customer preferences and marketplace environment through actual purchase and behavioral data collected over time. Panels are dedicated to specific industries, such as telecommunications, to ensure relevance to each client's opportunities and issues.

     In consideration for the common and preferred stock of Paragren, the Company issued to Paragren stockholders 1,991,385 shares of its common stock and converted existing Paragren stock options into stock options for an additional 189,195 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price of $32.7 million, comprised of common stock and stock options and other direct acquisition costs has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values as determined by a preliminary appraisal. The final purchase accounting allocations will be determined based on the final appraised values which could differ from the estimates used herein. Variations resulting from the final allocations will be recorded in the quarter ending December 28, 1997. Such preliminary allocation resulted in $42.0 million assigned to goodwill and other intangible assets, which include technology, non-compete covenants, workforce and trademarks and tradenames; $9.6 million recorded as deferred tax liabilities; and $0.6 million assigned to in-process research and development costs. The amount assigned to in-process research and development costs was expensed in the period ended September 28, 1997. Additionally, Paragren had accumulated net operating loss carryforwards of approximately $1.3 million which were not assigned value. Any realization of future tax benefits from Paragren's net operating loss carryforwards will result in a corresponding reduction of goodwill. The historical balance sheet of the Company at September 28, 1997 includes the effect of the acquisition of Paragren.

     Results of operations after the acquisition date are included in the Company's consolidated condensed statements of income for the thirteen and thirty-nine week periods ended September 28, 1997. The following unaudited pro forma information has been prepared as if the acquisition had occurred at the beginning of 1996, with pro forma adjustments to give effect to amortization of goodwill and other intangible assets valued in the acquisition, related tax effects and adjustments relative to weighted average shares outstanding.

                                                THIRTY-NINE WEEKS     FIFTY-TWO WEEKS
                                                      ENDED                ENDED
                                                SEPTEMBER 28, 1997   DECEMBER 29, 1996
                                                ------------------   -----------------
                                                   (000'S OMITTED, EXCEPT PER SHARE
                                                               AMOUNTS)
Net revenue...................................       $262,748            $277,610
Net income....................................        $13,124             $24,419
Net income per share..........................          $0.29               $0.49

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

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

     The following table sets forth income statement data as a percent of net revenue from services provided by the Company for the thirteen and thirty-nine week periods ended September 28, 1997, and September 29, 1996.

                                                    THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                               ------------------------------    ------------------------------
                                               SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                   1997             1996             1997             1996
                                               -------------    -------------    -------------    -------------
Net revenue:
  Sales solutions..........................         50.1%            51.2%            52.6%            53.4%
  Service solutions........................         49.9             48.8             47.4             46.6
                                                   -----            -----            -----            -----
     Total net revenue.....................        100.0            100.0            100.0            100.0
Operating expenses:
  Cost of services.........................         80.2             69.5             74.6             70.3
  Selling, general and administrative
     expenses..............................         15.0             11.9             13.1             12.1
                                                   -----            -----            -----            -----
     Total operating expenses..............         95.2             81.4             87.7             82.4
                                                   -----            -----            -----            -----
  Income from operations...................          4.8             18.6             12.3             17.6
Interest income (expense), net.............         (0.4)            (0.1)            (0.4)             0.1
                                                   -----            -----            -----            -----
  Income before income taxes...............          4.4             18.5             11.9             17.7
Provision for income taxes.................          1.9              7.1              4.6              6.9
                                                   -----            -----            -----            -----
  Net income...............................          2.5%            11.4%             7.3%            10.8%
                                                   =====            =====            =====            =====

RESULTS OF OPERATIONS

     Net revenue for the quarter and nine months ended September 28, 1997, increased $4.5 million or 5.9% and $73.1 million or 38.8%, respectively, compared to net revenue in the same periods in 1996. Net revenue for the Sales Solutions division for the quarter and nine months ended September 28, 1997, increased $1.5 million or 3.8% and $37.0 million or 36.7%, respectively, compared to the same periods in 1996. The increase for the quarter and nine month periods ended September 28, 1997, resulted from increased call volume from new and existing clients spread equitably over the Company's primary service industries, insurance, financial

                            APAC TELESERVICES, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

RESULTS OF OPERATIONS -- CONTINUED
services and telecommunications. The Service Solutions division's net revenue for the quarter and nine months ended September 28, 1997, increased $3.0 million or 8.2% and $36.1 million or 41.1%, respectively, compared to the same periods in 1996. Revenue growth for the quarter and nine month period ended September 28, 1997, resulted from higher call volumes associated with AT&T Corporation ("AT&T") inbound call activity and a long-term contract to process customer orders for John H. Harland Company ("Harland"), offset in the third quarter by a reduction in United Parcel Service ("UPS") revenue resulting from improved customer service center operating efficiencies and the effects of a three week labor strike against UPS.

     Cost of services as a percent of net revenue increased to 80.2% in the third quarter of 1997 compared to 69.5% in the third quarter of 1996. The Company continued to incur fixed costs to maintain its infrastructure to support AT&T and UPS, such fixed costs increasing as a percentage of net revenue due to price and marketing-related volume reductions at AT&T and the effects of the labor strike at UPS. Cost of services in the third quarter also included $0.5 million of amortization of intangible assets acquired with the purchase of Paragren Technologies, Inc. ("Paragren"). Cost of services as a percentage of net revenue for the first nine months of 1997 was 74.6% as compared to 70.3% in the same period in 1996. This increase reflects the mutual decision between UPS and the Company to change the staffing requirements in the UPS customer service facilities. UPS has the ability under its facilities management agreement with the Company to determine service levels. During the first quarter of 1997, UPS reduced the number of billable service representatives and support positions by approximately 20% resulting in the Company absorbing payroll costs that otherwise would have been billed to UPS during the first and second quarters of the year.

     Selling, general and administrative expenses as a percent of net revenue for the quarter and nine months ended September 29, 1997, increased to 15.0% and 13.1%, respectively, compared to 11.9% and 12.1%, for the same periods in 1996. The increases in expenses as a percent of revenue in 1997 are the results of a slowdown in the growth of revenue in the third quarter of 1997 as discussed above, the inclusion of Paragren selling, general and administrative expenses for a month and a half, and $1.2 million of expense associated with the write-off of in-process research and development costs and amortization of intangible assets acquired with the purchase of Paragren.

     The $1.3 million unfavorable change in interest from the first nine months of 1996 to the first nine months of 1997 reflects interest income earned on temporary investments in 1996 with cash raised in the initial public offering of the Company's common stock, compared to interest expense incurred on outstanding borrowings in 1997 as a result of expansion of customer contact center operations in the fourth quarter of 1996 and the first half of 1997.

     The provision for income taxes of $12.0 million for the nine months ended September 28, 1997, is based upon the Company's estimated annual effective tax rate of 38.0%, as adjusted for the effect of non-deductible amortization of goodwill acquired with the purchase of Paragren. The $13.1 million provision for income taxes for first nine months of 1996 is based upon an estimated annual effective tax rate of 39.5%. The decrease in the effective tax rate from 1996 to 1997 is due to tax planning strategies initiated in the fourth quarter of 1996 which have reduced state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Operations provided $21.7 million of cash in the first nine months of 1997 compared to the use of $0.5 million of cash in the first nine months of 1996. The increase in operating cash flow in 1997 was generated by higher depreciation and related tax benefits arising from capital investment in 1996 and first nine months of 1997. Additionally, the Company used $15.0 million of cash to fund working capital compared to $27.4 million in the first nine months of 1996. Capital expenditures in the first nine months of 1997 amounted to $36.9

                            APAC TELESERVICES, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

LIQUIDITY AND CAPITAL RESOURCES -- CONTINUED million. Amounts expended in conjunction with the acquisition of Paragren amounted to $0.9 million. Funds used to expand customer contact center operations and the Company's data management systems, as well as funds used in the acquisition of Paragren, were provided by cash from operations, bank borrowings of $11.9 million and proceeds from the sale of $5.3 million in common stock to employees. Investment in customer contact center operations in 1996 of $35.8 million was funded primarily with proceeds from the sale of $26.0 million in short-term investments and liquidation of $4.2 million in cash and cash equivalent balances.

     In June 1997, the Company amended its revolving credit facility (the "credit facility") increasing borrowing capacity under the credit facility from $40.0 million to $80.0 million. The credit facility is available for general working capital purposes and capital expenditures. As of September 28, 1997, $27.8 million was outstanding under the credit facility. The Company expects that cash from future operations and available borrowings will be sufficient to meet normal operating needs as well as fund business growth for the balance of 1997.

FORWARD-LOOKING STATEMENTS

     Statements contained herein regarding APAC's expected growth, prospective business opportunities and future expansion plans are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There can be no assurance that the Company will be able to maintain or accelerate its growth rate, effectively manage its rapid growth or maintain its profitability. Changes in or events affecting clients' businesses may have a material impact on the Company's revenue and earnings. There also can be no assurance that the Company can build-out facilities in a timely and economic manner. In the future, the Company may experience excess peak period capacity when it opens a new customer contact center or terminates or completes a large client program. The Company's agreements with its clients generally do not assure that the Company will generate a specific level of revenue, do not designate the Company as the client's exclusive service provider, and are terminable by the clients on relatively short notice. In addition, the amount of revenue the Company generates from a particular client generally is dependent upon customers' interest in, and use of, the client's products or services. Readers are encouraged to review the section captioned "Information Regarding Forward-Looking Statements" in its Annual Report on Form 10-K for the year ended December 29, 1996, which describe other important factors that may impact the Company's business, results of operations and financial condition.

                          PART II.  OTHER INFORMATION

                            APAC TELESERVICES, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are furnished as exhibits and numbered pursuant to
    Item 601 of Regulation S-K: Exhibit (11) -- Statement Re: Computation of Earnings Per Share on page 14 and Exhibit (27) -- Financial Data Schedule on page 15.

(b) Reports on Form 8-K. The Company filed a report on Form 8-K dated August 5, 1997, which disclosed that the Company's largest client, UPS, was struck by the International Brotherhood of Teamsters on August 4, 1997, and that an extended strike could have a negative impact on APAC's future revenue and earnings.

    The Company filed a report on Form 8-K dated August 19, 1997, which disclosed that the Company acquired Paragren Technologies, Inc. ("Paragren") on August 19, 1997. The Company subsequently filed on November 3, 1997, a current report on Form 8-K/A dated August 19, 1997, which included financial statements of Paragren Technologies, Inc. for the period ending June 30, 1997, and unaudited pro forma condensed consolidated financial statements for APAC TeleServices, Inc. and Subsidiaries.

    The Company filed a report on Form 8-K dated September 9, 1997, which addressed revised estimates of revenue and earnings for the third and fourth quarters of 1997 and prospects for growth in 1998.

    In addition, subsequent to the end of the quarter, the Company filed a report on Form 8-K dated October 21, 1997, which disclosed the Company's third quarter results of operations.

                          PART II.  OTHER INFORMATION

                            APAC TELESERVICES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          APAC TELESERVICES, INC.

Date: November 12, 1997                   By: /s/ Theodore G. Schwartz
                                            ------------------------------------
                                            Chairman, President and Chief
                                              Executive Officer

Date: November 12, 1997                   By: /s/ Marc S. Simon
                                            ------------------------------------
                                            Chief Financial Officer

                                    EXHIBITS

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

        EXHIBIT (11) -- STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)

                                                    THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                               ------------------------------    ------------------------------
                                               SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                   1997             1996             1997             1996
                                               -------------    -------------    -------------    -------------
Primary shares:
  Average shares outstanding...............        47,637           46,342           46,983           46,261
  Net effect of dilutive stock options --
     based upon the treasury stock method
     using average market price............         1,173            1,774            1,210            1,554
                                                  -------          -------          -------          -------
     Total shares..........................        48,810           48,116           48,193           47,815
                                                  =======          =======          =======          =======
Net income.................................       $ 2,018          $ 8,620          $19,104          $20,456
                                                  =======          =======          =======          =======
Net income per share.......................       $  0.04          $  0.18          $  0.40          $  0.43
                                                  =======          =======          =======          =======
Fully diluted shares:
  Average shares outstanding...............        47,637           46,342           46,983           46,261
  Net effect of dilutive stock options --
     based upon the treasury stock method
     using quarter-end market price........         1,173            2,150            1,210            1,938
                                                  -------          -------          -------          -------
     Total shares..........................        48,810           48,492           48,193           48,199
                                                  =======          =======          =======          =======
Net income.................................       $ 2,018          $ 8,620          $19,104          $20,456
                                                  =======          =======          =======          =======
Net income per share.......................       $  0.04          $  0.17          $  0.40          $  0.42
                                                  =======          =======          =======          =======