Form 10-K
period 1997-12-28
APAC TELESERVICES INC
filed 1998-03-30
CIK 949297

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 1997
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

                        Commission file number:  0-26786

                             APAC TELESERVICES, INC.
             (Exact name of registrant as specified in its charter)
               Illinois                      36-2777140
                                         (I.R.S. Employer
  (State or other jurisdiction of        Identification No.)
  incorporation or organization)

         One Parkway North Center, Suite 510, Deerfield, Illinois 60015
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (847) 374-4980

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 1998, 48,993,647 Common Shares were outstanding.

The aggregate market value of the Registrant's Common Shares held by nonaffiliates on March 23, 1998 was approximately $1,015,580,148.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Annual Report to Share Owners are incorporated by reference in Part II

     Certain portions of the Registrant's Proxy Statement for Annual Meeting of Share Owners to be held on May 19, 1998 are incorporated by reference in
     Part III

                                   PART I

ITEM 1.  BUSINESS.

GENERAL

   APAC TeleServices, Inc. and its subsidiaries ("APAC" or the "Company") provides high volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, technology, telecommunications and utilities industries throughout the United States. The Company's client base is comprised of large companies with the need for cost-effective means of contacting and servicing current and prospective customers. The Company operates and manages 10,770 workstations in 68 Customer Optimization Centers. The Customer Optimization Centers are managed centrally through the application of extensive telecommunications and computer technology to promote the consistent delivery of quality service. The Company's net revenue for fiscal 1997 was $356.4 million, an increase of $80.0 million or 28.9% compared to fiscal 1996. The Company had a net loss for fiscal 1997 of $1.2 million or $0.03 per share compared to net income of $30.6 million or $0.64 per share for fiscal 1996. The Company recorded special charges of $23.0 million in fiscal 1997 related to acquired in-process research and development and associated software impairment in connection with the acquisition of Paragren Technologies, Inc. ("Paragren"). In addition, in the fourth quarter of fiscal 1997 the Company adopted an accounting change requiring it to expense formerly capitalized and unamortized business process reengineering costs related to the installations of internal computer systems; the Company recorded a net charge of $2.2 million as the cumulative effect of such change. Prior to the impact of the special charges and the cumulative effect of the accounting change, net income for fiscal 1997 was $22.8 million or $0.47 per share. The Company has three primary service offerings: Outbound Sales and Marketing Solutions ("Sales Solutions"), Inbound Customer Service Solutions ("Service Solutions"), and Paragren software and services.

SALES SOLUTIONS

   Services. Sales Solutions provides outbound sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. Sales Solutions generated $182.9 million of net revenue, or 51.3% of the Company's total net revenue, in fiscal 1997, an increase of $41.0 million or 28.9% compared to fiscal 1996.

   Sales Solutions activities typically begin when APAC calls a consumer or business prospect targeted by one of its clients to offer the client's products or services. Prospect information, which APAC typically receives electronically from its clients, is selected to match the demographic profile of the targeted customer for the product or service being offered. APAC's data management system sorts the prospect information and delivers it to one of the Sales Solutions Customer Optimization Centers. Computerized call-management systems utilizing predictive dialers automatically dial the telephone numbers, determine if a live connection is made, and present connected calls to a telephone sales representative who has been specifically trained for the client's program. When a call is presented, the prospect's name, other information about the prospect, and the program script simultaneously appear on the telephone sales representative's computer screen. The telephone sales representative then uses the script to solicit an order for the client's product or service or to request information which will be added to the client's database. APAC's advanced systems permit on-line monitoring of marketing campaigns allowing its clients to refine programs while in progress.

   Clients. APAC targets those companies with large customer bases and the greatest potential to generate recurring revenue driven by their ongoing telephone-based direct sales and marketing needs. Sales Solutions currently specializes in three industries:

   Telecommunications - APAC provides Sales Solutions services to the telecommunications industry, primarily servicing long distance, regional and wireless telecommunications companies. The Company's services include new account acquisition, direct sales of custom calling features, personalized "800" and long distance services and other customer retention services in both the business and consumer market segments. The Company's most significant relationship in this industry is with AT&T Corporation ("AT&T"), which accounted for 25.7% of the Company's Sales Solutions net revenue in fiscal 1997. Sales Solutions' net revenue from telecommunications industry clients represented 33.7%, 39.0% and 12.9% of the Company's total Sales Solutions net revenue, and 17.3%, 20.0% and 9.3% of the Company's total net revenue, in fiscal years 1997, 1996 and 1995, respectively.

   Insurance - APAC is a major marketer of insurance products across the United States. The Company works with large consumer insurance companies and their agents, marketing products such as life, accident, health, and property and casualty insurance. The Company employs over approximately 430 insurance agents licensed to sell insurance to consumers in a total of 49 states and the District of Columbia. APAC has sold or issued certificates to purchase approximately 7.6 million insurance policies for its clients since 1991. Significant relationships in this industry include Mass Marketing Insurance Group, J.C. Penney Life Insurance Company and American Bankers Insurance Group, which clients accounted for 14.5%, 7.6% and 3.3%, respectively, of the Company's Sales Solutions net revenue in fiscal 1997. Sales Solutions net revenue from insurance industry clients represented 33.2%, 32.9% and 48.0% of the Company's total Sales Solutions net revenue, and 17.0%, 16.9% and 34.3% of the Company's total net revenue, in fiscal years 1997, 1996 and 1995, respectively.

   Financial Services - APAC provides sales and marketing services to many of the largest U.S. credit card issuers. The Company's services include customer account acquisition, credit line expansion, balance consolidation, cardholder retention and sales of other banking products and services. Sales Solutions net revenue from financial service industry clients represented 31.6%, 24.2% and 32.2% of the Company's total Sales Solutions net revenue, and 16.2%, 12.4% and 23.0% of the Company's total net revenue, in fiscal years 1997, 1996 and 1995, respectively.

   Sales Solutions provided services to 39 clients in fiscal 1997. Sales Solutions operates generally under contracts that may be terminated or modified on short notice. However, the Company tends to establish long-term relationships with its clients. The Company generally is paid a fixed fee for each hour that it provides a telephone sales representative under its Sales Solutions contracts. Except for AT&T in fiscal 1997 and 1996 and Mass Marketing Insurance Group in fiscal 1995, no Sales Solutions' client accounted for more than ten percent of the Company's total net revenue in fiscal 1997, fiscal 1996 or fiscal 1995.

   APAC also offers business-to-business account management services. These services, positioned as APAC SalesSource, include obtaining customer record updates, conducting customer satisfaction and preference surveys and cross-selling client products. SalesSource services are designed to provide pro-active customer management with the objective of account expansion and enhanced customer retention. SalesSource services accounted for approximately 1.5% of the Company's Sales Solutions net revenue, and 0.8% of the Company's total net revenue, in fiscal 1997.

SERVICE SOLUTIONS

   Services. Service Solutions provides inbound customer service, direct mail response, "help" line support, and customer order processing. Certain Service Solutions clients rely upon the Company to provide specialized telephone service representatives such as insurance agents and computer technicians, capable of responding to more technical inquiries from customers and prospects. Service Solutions, which initiated full-scale offerings in late fiscal 1993, generated $173.6 million of net revenue, or 48.7% of the Company's total net revenue, in fiscal 1997, an increase of $39.0 million or 28.9% when compared to fiscal 1996. APAC believes significant opportunities to generate new business in Service Solutions exist as more companies move to outsource all or a portion of their telephone-based marketing and customer service functions.

   Service Solutions involves the receipt of a call from a client's customer or prospect, and the identification and routing of the call to the appropriate APAC telephone service representative. The caller typically uses a toll-free "800" number to request product or service information, place an order for a product or service or obtain assistance regarding a previous order or purchase. APAC utilizes automated call distributors and digital switches to identify each inbound call by "800" number and route the call to an APAC telephone service representative trained for the client's program. Simultaneously with receipt of the call, the telephone service representative's computer screen displays customer, product and service information relevant to the call. The Company reports information and results captured during the call to its client for order processing, customer service and database management.

   Clients. Service Solutions directs its business development efforts toward large companies with inbound annual call volume in excess of 500,000 calls. Within this market segment, APAC targets those companies that operate in high-cost metropolitan areas or that are currently utilizing inefficient or expensive technology in their customer service operations. Service Solutions provided services to 37 clients in fiscal 1997. The Company's significant relationships include United Parcel Service ("UPS"), AT&T, and John H. Harland Company, which accounted for 51.3%, 7.5% and 5.1%, respectively, of the Company's Service Solutions net revenue in fiscal 1997. In October 1997, the Company entered into a five-year agreement to provide a major long distance telecommunications company with inbound customer service to existing customers.

   Service Solutions operates under contracts with terms up to five years. Typically, these contracts may be terminated or modified on short notice. The Company is generally paid a fixed fee for each hour that it provides a telephone service representative under its Service Solutions contracts, regardless of the number of calls handled. The client works with the Company to determine the number of telephone representatives which are necessary to efficiently handle the expected volume of inbound calls. Except for a major parcel delivery company, no Service Solutions client of the Company accounted for more than ten percent of the Company's total net revenue in fiscal 1997, fiscal 1996 or fiscal 1995.

PARAGREN

   On August 19, 1997, the Company acquired all of the common and preferred stock of Paragren Technologies, Inc. ("Paragren"). Paragren is a specialist in software-based marketing products that help its clients maximize their customer relationships. Its software helps its clients analyze market, customer and sales data on a real-time basis so that they can respond more effectively to rapidly changing opportunities and competitive challenges. Paragren's One-By-One suite of customer intelligence software applications allows marketers to develop strategic insights into their marketing plans and make real-time tactical decisions. It enables users to retrieve and analyze information from multiple sources for customer profiling and potential; marketing segmentation and targeting; and full campaign execution and evaluation. In addition to its software solutions, systems integration and consulting services, Paragren designs, develops and manages consumer-panel research. This research helps businesses learn more about their competition, customer preferences and marketplace environment through actual purchase and behavioral data collected over time. Panels are dedicated to specific industries, such as telecommunications, to ensure relevance to each client's opportunities and issues. The Company anticipates that Paragren clients will be potential clients of the Company's Sales Solutions and Service Solutions operations and, in turn, that Sales Solution and Service Solution clients will be potential users of Paragren's software-based marketing products. Paragren employs approximately 174 people, primarily at its Reston, Virginia headquarters. APAC intends to continue to operate the business conducted by Paragren.

TECHNOLOGY RESOURCES

   APAC has successfully integrated call management and database marketing and management information systems within its Customer Optimization Centers. This proprietary Advanced Technology Platform ("ATP") provides telephone service representatives with real-time access to customer and product information and allows the Company to design and implement application software for each client's program. ATP incorporates PC-based workstations, object-oriented software modules, relational database management systems, call tracking and workforce management systems, computer telephony integration and interactive voice response. This technology enables telephone service representatives to focus on assisting the customer, rather than on the technology, by providing all necessary customer information at call arrival. In addition, ATP also helps to decrease training time and increase call handling efficiencies.

   Supporting the integration of the call handling technologies and call management systems is First Alert, a proprietary agent productivity system, which provides real-time information on each customer contact. First Alert captures all call information and reports on each telephone service representative's activities so that the Company and its clients can make real-time decisions with respect to quality and performance.

   The UNIX-based computer system that the Company has developed utilizes a "hub and spoke" configuration to electronically link each Customer Optimization Center's systems to the Company's operational headquarters. This open architecture system provides APAC with the flexibility to integrate its client server and mid-range systems with the variety of systems maintained by its clients. By integrating with its clients' systems, APAC is able to receive calls and data directly from its clients' in-house systems, forward calls to its clients' in-house telephone representatives when appropriate, and report, on a real-time basis, the status and results of the Company's services. APAC's custom software is built on relational database technology that enables the Company to quickly design tailored software applications that enhance the efficiency of its call services, while providing flexible scripting and readily accessible screen navigation.

   The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company is in the process of assessing its computer and telecommunications equipment and internal computer applications to prepare for the year 2000 with its vendors. Although the Company has not yet estimated the total costs needed for year 2000 compliance, the Company currently believes it will be able to upgrade and maintain its computer systems to recognize years beginning with 2000, and that the costs to do so will not have a material impact on its results of operations and financial position. Although the Company is committed to making its systems year 2000 compliant as soon as practical, it is uncertain as to the extent its clients and vendors may be affected by year 2000 issues that require commitment of significant resources and may cause disruptions in the clients' and vendors' businesses.

SALES AND MARKETING

   The Company seeks to differentiate itself from other providers of telephone-based services by offering customized solutions that address the specialized needs of its clients. It focuses on certain targeted industries with the highest potential for outsourcing. The Company has developed a targeted approach to identifying new clients and additional needs of existing clients. Often, APAC initially develops a pilot program for a new client to demonstrate the Company's abilities and effectiveness in telephone-based marketing and customer service. The Company's sales personnel also assist clients in identifying high potential customers and developing programs to reach those customers, communicate results of the program and assist clients in modifying programs for future use. The Company markets its services by expanding relationships with existing clients, responding to requests for proposals, pursuing client referrals, participating in trade shows and advertising in business publications. The Company believes its increasingly consultative approach will enhance its ability to successfully identify additional business opportunities and secure new business.

PEOPLE AND LEARNING

   The Company believes a key component of APAC's success is the quality of its employees. Therefore, the Company is continually refining its systematic approach to hiring, training and managing qualified personnel. APAC locates Customer Optimization Centers primarily in small to mid-sized communities in an effort to lower its operating costs and attract a high quality, dedicated work force. The Company believes that by employing a significant number of full-time employees it is able to maintain a more stable work force and reduce the Company's recruiting and training expenditures. At each Customer Optimization Center, the Company utilizes a management structure designed to ensure that its telephone representatives are properly supervised, managed and developed.

   The Company offers extensive classroom and on-the-job training programs for its people including instruction about the client's company and its product and service offerings as well as proper telephone-based sales or customer service techniques. Once hired, each new telephone representative receives on-site training lasting from three to seventeen days. The amount of initial training each employee receives varies depending upon whether the employee will be performing outbound or inbound services and the nature of the services being offered. In addition, the Company offers one and two week courses to its telephone representatives who are preparing for the insurance agent license exam. The Company also has developed a three-month leadership training program designed to provide a timely source of well-trained managers. The Company continues to develop the Center for Learning Solutions (formerly "APAC University"), a centralized source of learning for employees which offers a variety of learning experiences. The Company believes in developing and challenging all employees to grow personally and professionally.

   For employee recruitment and job tracking, the addition of the SMART System (SiMple Accurate Record Tracking) will assist the Company in selecting people who can meet and exceed expectations. SMART System is a comprehensive electronic process for applicant tracking and performance evaluation. The process begins with an applicant's search of a database to find available positions, review job information, and learn more about the Company. After a candidate completes a series of online templates and tests, a recruiter reviews qualifications and skills, sets appointments and tracks progress of the application.

   The Company had approximately 15,600 full- and part-time employees on March 1, 1998. None of APAC's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

QUALITY ASSURANCE

   Because APAC's services involve direct contact with its clients' customers, the Company's reputation for quality service is critical to acquiring and retaining clients. Therefore, the Company and its clients monitor the Company's telephone representatives for strict compliance with the client's script and to maintain quality and efficiency. The Company also regularly measures the quality of its services by benchmarking such factors as sales per hour, level of customer complaints, call abandonment rates and average speed of answer. The Company's information systems enable APAC to provide clients with reports on a real-time basis as to the status of an ongoing campaign and can transmit summary data and captured information electronically to clients. This data enables APAC and its clients to modify or enhance an ongoing campaign to improve its effectiveness. In addition to daily contact with its clients, APAC asks each client to rate the Company's performance quarterly using specific quality measures.

COMPETITION

   The industry in which the Company operates is very competitive and highly fragmented. APAC's competitors range in size from very small firms offering specialized applications or short term projects, to large independent firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's. The market includes non-captive telemarketing and customer service operations such as MATRIXX Marketing Inc., SITEL Corporation, ITI Marketing Services, Inc., West Teleservices Corporation, TeleService Resources, Precision Response Corporation, Electronic Data Systems Corporation and TeleTech Holdings, Inc., as well as in-house telemarketing and customer service organizations throughout the United States. In-house telemarketing and customer service organizations comprise by far the largest segment of the industry. In addition, some of the Company's services also compete with other forms of direct marketing such as mail, television and radio. The Company believes the principal competitive distinctions in the telephone-based marketing and customer service industry are reputation for quality, sales and marketing results, price, technological expertise, and the ability to promptly provide clients with customized solutions to their sales, marketing and customer service needs.

GOVERNMENT REGULATION

   Telephone sales practices are regulated at both the Federal and state level. The Federal Communications Commission's (the "FCC") rules under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone-dialing equipment to call certain telephone numbers. In addition, the FCC rules require the maintenance of a list of residential consumers who have stated that they do not want to receive telephone solicitations and avoidance of making calls to such consumers' telephone numbers.

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

   A number of states have enacted or are considering legislation to regulate telephone solicitations. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be cancelled within three business days. At least one state also prohibits telemarketers from requiring credit card payment and several other states require that certain telemarketers obtain licenses and post bonds. From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. The Company cannot predict whether this legislation will be enacted and what effect, if any, it would have on the Company or its industry.

   The Company believes that it is in compliance with the TCPA and the FCC rules thereunder and with the FTC's rules under the TCFAPA. The Company trains its telephone sales representatives to comply with the FTC and FCC rules and state laws and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on APAC's "do-not-call" list. Subject to certain limitations, APAC generally undertakes to indemnify its clients against claims and expenses resulting from any failure by APAC to comply with federal and state laws regulating telephone solicitation practices.

   The industries served by the Company are also subject to varying degrees of government regulation. Generally, the Company relies on its clients and their advisors to develop the scripts to be used by APAC in making consumer solicitations. The Company generally requires its clients to indemnify APAC against claims and expenses arising in connection with a client's failure to provide purchased products or services to customers, any defect or deficiency in such products or services or any written or oral presentation furnished by the client to APAC. The Company has never been held responsible for regulatory noncompliance by a client. APAC employees who complete the sale of insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs, which are currently provided in-house by the Company.


ITEM 2.  PROPERTIES

   The Company's corporate headquarters is located in Deerfield, Illinois in leased facilities consisting of approximately 16,500 square feet of office space. The term of this lease expires in March, 2001. The Company's operational headquarters is located in approximately 96,000 square feet of office space in Cedar Rapids, Iowa. This office space is located on eight floors which are owned and/or leased by the Company and is part of an office condominium. The Company also leases approximately 22,000 square feet of office space in the Atlanta region. Paragren Technologies, Inc. leases approximately 21,000 square feet of office space in Reston, Virginia and 2,300 square feet in Pleasanton, California.

   The Company also leases the facilities listed below, except for the Newport News, Fort Worth, High Point and Boynton Beach facilities which are not leased by the Company, but are managed, staffed and operated by the Company on behalf of a major parcel delivery client. As of December 28, 1997, the Company operated the following Customer Optimization Centers:


                  SALES SOLUTIONS CUSTOMER OPTIMIZATION CENTERS

                                                                                              Current Number of
                                   Location                             Date Opened              Workstations
                                   Dubuque, Iowa  . . . . . . . . .    September, 1990                80
                                   Clinton, Iowa  . . . . . . . . .    October, 1990                  96

                                   Burlington, Iowa   . . . . . . .    October, 1991                  80
                                   Oskaloosa, Iowa  . . . . . . . .    September, 1992                96
                                   Waterloo, Iowa   . . . . . . . .    February, 1993                 96
                                   Cedar Falls, Iowa  . . . . . . .    February, 1993                 64
                                   Iowa City, Iowa  . . . . . . . .    March, 1993                    64

                                   Mt. Pleasant, Iowa   . . . . . .    September, 1993                64
                                   Ottumwa, Iowa  . . . . . . . . .    November, 1993                144
                                   Decorah, Iowa  . . . . . . . . .    January, 1994                  80
                                   Marshalltown, Iowa   . . . . . .    February, 1994                 80
                                   Fort Madison, Iowa   . . . . . .    March, 1994                    96

                                   Keokuk, Iowa   . . . . . . . . .    May, 1994                      80
                                   Mason City, Iowa   . . . . . . .    December, 1994                 80
                                   Newton, Iowa   . . . . . . . . .    March, 1995                    64
                                   Knoxville, Iowa  . . . . . . . .    March, 1995                    80
                                   Fort Dodge, Iowa   . . . . . . .    March, 1995                    80

                                   Woodlawn, Maryland   . . . . . .    April, 1995                    96
                                   Muscatine, Iowa  . . . . . . . .    April, 1995                    96
                                   Estherville, Iowa  . . . . . . .    April, 1995                    64
                                   Spencer, Iowa  . . . . . . . . .    May, 1995                      64
                                   Indianola, Iowa  . . . . . . . .    July, 1995                     80

                                   Hiawatha, Iowa   . . . . . . . .    July, 1995                     80
                                   Algona, Iowa   . . . . . . . . .    September, 1995                64
                                   Webster City, Iowa   . . . . . .    September, 1995                64

                                              SALES SOLUTIONS CUSTOMER OPTIMIZATION CENTERS
                                                               (continued)

                                   Davenport, Iowa  . . . . . . . .    February, 1996                464
                                   Maquoketa, Iowa  . . . . . . . .    February, 1996                 96
                                   Kewanee, Illinois  . . . . . . .    February, 1996                 96

                                   Dixon, Illinois  . . . . . . . .    February, 1996                 96
                                   Quincy, Illinois   . . . . . . .    February, 1996                160
                                   Kalamazoo, Michigan  . . . . . .    February, 1996                192
                                   Danville, Illinois   . . . . . .    February, 1996                 96
                                   Freeport, Illinois   . . . . . . . .March, 1996                    96

                                   Normal, Illinois   . . . . . . . . .March, 1996                    64
                                   Rock Falls, Illinois   . . . . . . .March, 1996                    96
                                   Waverly, Iowa  . . . . . . . . . . .March, 1996                    64
                                   Decatur, Illinois  . . . . . . . . .April, 1996                    80
                                   Jacksonville, Illinois   . . . . . .April, 1996                    96

                                   Canton, Illinois   . . . . . . . . .May, 1996                      96
                                   Lincoln, Illinois  . . . . . . . . .May, 1996                      80
                                   Pekin, Illinois  . . . . . . . . . .May, 1996                      96
                                   Peoria, Illinois   . . . . . . . . .May, 1996                      96
                                   Galesburg, Illinois  . . . . . . . .June, 1996                     96

                                   Mount Vernon, Illinois   . . . . . .June, 1996                     80
                                   Vincennes, Indiana   . . . . . . . .June, 1996                     80
                                   Washington, Indiana  . . . . . . . .June, 1996                     80
                                   Alton, Illinois  . . . . . . . . . .December, 1996                192
                                   Marion, Illinois   . . . . . . . . .December, 1996                192

                                   Belleville, Illinois   . . . . . . .December, 1996                 96
                                   Granite City, Illinois   . . . . . .December, 1996                 96
                                   Freemont, Ohio   . . . . . . . . . .March, 1997                    96
                                   New Philadelphia, Ohio   . . . . . .March, 1997                    96
                                   Alliance, Ohio   . . . . . . . . . .May, 1997                      96

                                   Newark, Ohio   . . . . . . . . . . .May, 1997                      96
                                   Bucyrus, Ohio  . . . . . . . . . . .March, 1997                    96
                                   Tiffin, Ohio   . . . . . . . . . . .June, 1997                     96
                                            Total Sales Solutions   . . . . . . . . . . . . .      5,584


                 SERVICE SOLUTIONS CUSTOMER OPTIMIZATION CENTERS

                                                                                             CURRENT NUMBER OF
                                    LOCATION                            DATE OPENED            WORKSTATIONS
                                    Cedar Rapids, Iowa 22nd Avenue      January, 1994(1)            145
                                    Cedar Rapids, Iowa 3rd Avenue  .    August, 1994                203

                                    Cedar Rapids, Iowa Park Place I     January, 1995               126
                                    Cedar Rapids, Iowa Park Place II    November, 1995              162
                                    Newport News, Virginia   . . . .    August, 1995                746
                                    Fort Worth, Texas  . . . . . . .    October, 1995               787
                                    High Point, North Carolina   . .    November, 1995              591

                                    Boynton Beach, Florida   . . . .    February, 1996              506
                                    Waterloo, Iowa   . . . . . . . . . .October, 1996               300
                                    Corpus Christi, Texas  . . . . . . .October, 1996               726
                                    Columbia, South Carolina   . . . . .December, 1996              544
                                    LaCrosse, Wisconsin  . . . . . . . .May, 1997                   350

                                              Total Service Solutions  . . . . . . . . . .        5,186


(1) The Cedar Rapids-22nd Avenue was originally opened as a Sales Solutions center in June 1990 and was converted to a Service Solutions center in January 1994.


The leases of these Customer Optimization Centers have terms ranging from two to twelve years and typically contain renewal options and early termination buyouts. Sales Solutions centers are leased for periods of two to three years while Service Solutions centers are leased for periods of five to twelve years. The Company believes that its existing facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. The Company intends to continue to add Customer Optimization Centers and workstations as required by demand for its services. APAC believes that suitable additional or alternative space will be available as needed to expand its business on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

   The Company, certain of its officers and directors and the lead underwriters of certain public offerings of the Company's securities have been named as defendants in three purported class action lawsuits. The suits were filed in federal district court for the Southern District of New York on December 11, 1997, December 19, 1997 and January 5, 1998, respectively. Each lawsuit alleges violations of the federal securities laws in connection with the Company's November 1996 Prospectus and other public statements which are alleged to have omitted certain disclosures with respect to the Company's agreement with UPS. The complaints seek, among other things, unspecified compensatory damages and an award of attorney's fees, costs and expenses. The Company denies all allegations of wrongdoing asserted against it in the complaints and believes that it has meritorious defenses.

   Additionally, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Inapplicable

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company are as follows:

                 NAME                AGE                POSITION
           Theodore G. Schwartz      44   Chairman, Chief Executive Officer and Director
           Marc S. Simon             49   President, Chief Operating Officer and Director

           John I. Abernethy         40   Chief Financial Officer
           Donald B. Berryman        40   Senior Vice President-Sales & Marketing
           Kenneth G. Culver         53   Senior Vice President-Facilities
           John C. Dontje            53   Senior Vice President- Information Technology
           Richard H. Kremer         53   Senior Vice President-People & Learning

           William S. Lipsman        48   Vice President, General Counsel and Secretary
           James M. Nikrant          58   Senior Vice President-Operations
           Philip B. Wade            50   Vice President and Controller


     Theodore G. Schwartz has served as the Company's Chairman and Chief Executive Officer since its formation in May 1973.

   Marc S. Simon became President and Chief Operating Officer of the Company in March 1998. Mr. Simon joined the Company as Chief Financial Officer in June 1995 and was elected as a Director of the Company in August 1995. Prior to joining the Company, Mr. Simon was a partner practicing corporate and business law at the law firm of Neal, Gerber & Eisenberg in Chicago, Illinois for more than 7 years. Mr. Simon is a certified public accountant.

   John I. Abernethy joined the Company as Chief Financial Officer in January 1998. From 1992 to August 1997, Mr. Abernethy was with CCH Incorporated, where he most recently served as Executive Vice President.

   Donald B. Berryman joined the Company as Vice President/General Manager-Service Solutions in March 1993 and became Senior Vice President-Sales and Marketing in October 1995.

   Kenneth G. Culver joined the Company as Vice President-Operations and Marketing in March 1990 and became Senior Vice President-Facilities in October 1995.

   John C. Dontje joined the Company as Vice President in May 1996 and became Senior Vice President-Information Technology in November 1997. From November 1994 to May 1996. Mr. Dontje was Regional Manager of a division of Electronic Data Systems Corporation that operated multi-location inbound and outbound call centers. From March 1991 to November 1994, Mr. Dontje was a managing director of Bernard C. Harris Publishing Company, Inc.

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

   William S. Lipsman joined the Company as General Counsel in March 1996, became Vice President and General Counsel in March 1997 and was also appointed the Company's Secretary in March 1998. From January 1976 to September 1995, Mr. Lipsman was an attorney with Sara Lee Corporation where he most recently served as Associate General Counsel.

   James M. Nikrant joined the Company as Senior Vice President-Operations in May 1996. From July 1993 to February 1996, Mr. Nikrant was with Montgomery Ward and Company, Inc. where he most recently served as Senior Vice President Logistics/Product Service.

   Philip B. Wade joined the Company as Controller in May 1995 and became a Vice President in February 1997. From 1986 to 1994, Mr. Wade was with Penford Products Co., where he most recently served as Vice President, Finance.



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

                                                                High        Low
             Fiscal 1995:
               Fourth Quarter (from October 11, 1995)  . .      $17.44        $8.94


             Fiscal 1996:
               First Quarter . . . . . . . . . . . . . . .       36.13        13.31
               Second Quarter  . . . . . . . . . . . . . .       43.88        30.25
               Third Quarter . . . . . . . . . . . . . . .       58.00        32.25

               Fourth Quarter  . . . . . . . . . . . . . .       59.00        35.00

             Fiscal 1997:
               First Quarter . . . . . . . . . . . . . . .       41.00        23.75
               Second Quarter  . . . . . . . . . . . . . .       30.50         8.75

               Third Quarter . . . . . . . . . . . . . . .       19.63        10.75
               Fourth Quarter  . . . . . . . . . . . . . .       15.56        11.25

   As of March 23, 1998, there were 277 holders of record of the Common Shares. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Credit Facility restricts the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate. For certain information regarding distributions made by the Company prior to its Initial Public Offering in fiscal 1995, see the Company's Consolidated Financial Statement and the Notes thereto included elsewhere in this report.

   In consideration for the acquisition of Paragren, the Company issued 1,991,385 Common Shares to the Paragren stockholders and converted existing Paragren stock options into stock options for an additional 189,199 Common Shares. The number of Common Shares of the Company issued in connection with the acquisition was determined by an arms-length negotiation between the Company the principal stockholders of Paragren. Such Common Shares were issued in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended. See Item 13 "Certain Relationships and Related Transactions."



ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Report. The statements of operations data and balance sheet data for and as of the end of each of the fiscal years in the five-year period ended December 28, 1997, are derived from the audited Consolidated Financial Statements of the Company.

                                                                      For the Fiscal Years Ended(1)
                                                          1997         1996        1995         1994        1993
                                                          (In thousands, except per share and statistical data)

 OPERATING DATA:

   Net revenue . . . . . . . . . . . . . . . . . .    $  356,390    $ 276,443   $  101,667   $  46,618   $  28,912
   Cost of services  . . . . . . . . . . . . . . .       269,326      193,967       71,982      30,666      19,790

   Selling, general and administrative expenses  .        48,784       33,397       16,398       9,322       5,070
   Special charges (2) . . . . . . . . . . . . . .        23,038         -             -           -           -

   Income from operations  . . . . . . . . . . . .        15,242       49,079       13,287       6,630       4,052

   Interest expense, net . . . . . . . . . . . . .         1,489           29          804         664         203
   Income taxes (3)  . . . . . . . . . . . . . . .        12,770       18,500        4,330         -           -

   Cumulative effect of change in accounting (4) .        (2,200)       -             -            -           -
   Net income  . . . . . . . . . . . . . . . . . .       ($1,217)   $  30,550   $    8,153   $   5,966   $   3,849

   Pro Forma Income Data:

     Net income as reported  . . . . . . . . . . .                              $    8,153   $   5,966   $   3,849
     Pro forma adjustment for income taxes (5) . .                                     670       2,070       1,500

     Pro forma net income (5)  . . . . . . . . . .                              $    7,483   $   3,896   $   2,349
   Net income (loss) per share (pro forma for
     fiscal 1993 through 1995):
     Basic . . . . . . . . . . . . . . . . . . . .        ($0.03)       $0.66        $0.19       $0.10       $0.06
     Diluted . . . . . . . . . . . . . . . . . . .        ($0.03)       $0.64        $0.18       $0.10       $0.06

   Weighted average shares outstanding
     Basic . . . . . . . . . . . . . . . . . . . .        47,453       46,350       40,425      40,086      40,086
     Diluted . . . . . . . . . . . . . . . . . . .        48,505       47,935       41,624      40,086      40,086

 STATISTICAL DATA:
   Number of Customer Optimization Centers . . . .            68           62           33          17          12

   Number of workstations  . . . . . . . . . . . .        10,770        8,450        4,210       1,630         934
 Balance Sheet Data:

   Cash and short-term investments . . . . . . . .      $    219     $    141     $ 30,186   $       1     $    58
   Working capital . . . . . . . . . . . . . . . .        20,515       13,354       33,045       2,877         454

   Capital expenditures, net . . . . . . . . . . .        44,127       64,417       16,626       6,526       2,314

   Total assets  . . . . . . . . . . . . . . . . .       187,745      141,381       74,332      21,181      11,501
   Long-term debt, less current maturities . . . .         1,863        1,325        1,474       8,218       3,073

   Share owners' equity  . . . . . . . . . . . . .       124,783       88,206       52,707       5,722       4,183


(1) The Company has a 52-/53- week fiscal year that ends on the Sunday closest to December 31. All periods presented consisted of 52 weeks.

(2) Special charges recorded in fiscal 1997 reflect the write-off of acquired in-process research and development in connection with the Paragren
     Technologies, Inc. purchase of $19,800,000 and provision for software impairment of $3,238,000 as a result of plans to replace software platforms used by the Company with technologies being developed by Paragren.

(3) Prior to an initial public offering, the Company was an S Corporation and not subject to Federal and certain state corporate income taxes. On October
     16, 1995, the Company changed its tax status from an S Corporation to a C
     Corporation, recorded deferred income taxes totaling $3,780,000 and began providing for Federal and state corporate income taxes. See Note 4 to the Company's Consolidated Financial Statements.

(4)  Cumulative effect of accounting change reflects the adoption of EITF
     Bulletin No. 97-13 which requires that business process reengineering costs be expensed as incurred. All previously capitalized and unamortized reengineering costs at November 20, 1997, were expensed as the cumulative effect of the accounting change, net of income taxes of $1,349,000.

(5) The operating data reflects a pro forma adjustment for income taxes as if the Company were subject to Federal and state corporate income taxes for all periods. The pro forma provisions for income taxes represent a combined
     Federal and state tax rate of 43%, less applicable Federal and state job creation tax credits, which resulted in effective tax rates ranging from 35% to 40%. See Note 4 to the Company's Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Selected Financial and Operating Data and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report.

DESCRIPTION OF BUSINESS

   The Company provides high-volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, technology, telecommunications and utilities industries throughout the United States. The Company's client base is comprised of large companies with the need for cost-effective means of contacting and servicing current and prospective customers. In fiscal 1997, the Company had two primary service offerings. The Sales Solutions division provides outbound sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. The Company expanded its service offerings during the year through the acquisition of Paragren, which specializes in software-based consumer marketing to optimize customer relationships. Paragren's software enables marketing professionals to perform on-line exploratory analysis, descriptive and predictive modeling, promotion planning, detailed customer segmentation, and campaign execution and evaluation. The Company operates and manages 10,770 workstations in 68 Customer Optimization Centers.

RESULTS OF OPERATIONS

The following tables set forth client concentration data and consolidated statements of operations data as a percentage of net revenue from services provided by the Company for the years ended December 28, 1997, December 29, 1996, and December 31, 1995.

                                                                                   Client Concentration Data
                                                                        1997                 1996                1995
                 Net revenue (in millions):
                   All other clients                                     $206.2               $118.7               $79.5
                   Parcel delivery client                                  90.2                106.7                14.1
                   Telecommunications client                               60.0                 51.0                 8.1

                    Total net revenue                                    $356.4               $276.4              $101.7
                 Annual revenue growth rates:
                   All other clients                                       73.7%                49.3%               70.5%
                   Parcel delivery client                                 (15.5)               656.7                 n.m.
                   Telecommunications client                               17.6                529.6                 n.m.
                   Combined                                                28.9                171.9               118.1



                                                                                             Operations Data
                                                                              1997                   1996                  1995
                 Net revenue:
                    Sales Solutions                                            51.3%                 51.3%                71.5%
                    Service Solutions                                          48.7                  48.7                 28.5
                    Total net revenue                                         100.0                 100.0                100.0

                 Operating expenses:
                    Cost of services                                           75.5                  70.1                 70.8
                    Selling, general and
                          administrative expenses                              13.7                  12.1                 16.1
                    Acquired in-process research and
                          development                                           5.6                   -                    -
                    Provision for software impairment                           0.9                   -                    -
                          Total operating expenses                             95.7                  82.2                 86.9
                    Income from operations                                      4.3                  17.8                 13.1
                 Interest expense, net                                          0.4                   -                    0.8
                    Income before income taxes and
                          cumulative effect of accounting
                          change                                                3.9                  17.8                 12.3
                 Income taxes (pro forma 1995)                                  3.6                   6.7                  4.9
                    Income before cumulative effect of
                          accounting change                                     0.3                  11.1                  7.4
                 Cumulative effect of accounting
                    change, less income taxes                                  (0.6)                  -                    -
                    Net income (loss)                                          (0.3)%                11.1%                 7.4%

FISCAL 1997 COMPARED TO FISCAL 1996

     Net revenue increased to $356.4 million in fiscal 1997 from $276.4 million in fiscal 1996, an increase of $80.0 million or 28.9%. The Company was successful in decreasing its concentration of business with its two largest clients in fiscal 1997 by increasing net revenue from other clients by 73.7% during the year. Sales Solutions net revenue increased by $41.0 million during fiscal 1997. Of this increase, approximately 45% was attributable to services initiated for new clients, while the balance was due to higher call volumes from existing clients. The $39.0 million increase in Service Solutions net revenue during fiscal 1997 was due to services initiated for new clients and the inclusion of Paragren's software and consulting revenue. Revenue from existing Service Solutions clients was unchanged for the year as increased revenue from higher inbound call volumes with an existing large telecommunications client was offset by a 15.5% revenue reduction from the Company's large parcel delivery client. The revenue reduction from the large parcel delivery client was due to improved operating efficiencies in the management of client-owned call centers and the effects of a three-week labor strike against the client.

     Cost of services as a percent of net revenue increased to 75.5% in fiscal 1997 from 70.1% in fiscal 1996. This increase was due to four factors. First, the Company experienced lower margins as a result of client mix and marketplace pricing pressures. Second, a more expensive group health insurance plan was implemented during fiscal 1997 to improve employee retention. Third, the Company's large parcel delivery client reduced the number of billable positions in the client-owned call centers by approximately 20%, resulting in the Company absorbing payroll costs during a three-month adjustment period that otherwise would have been billed to the client. Finally, the Company absorbed fixed costs relating to excess capacity and infrastructure, such fixed costs increasing as a percent of net revenue, due to marketing-related volume reductions by its large telecommunications client and the effects of a labor strike against the large parcel delivery client.

     Selling, general and administrative expenses increased to $48.8 million in fiscal 1997 from $33.4 million in fiscal 1996, an increase of $15.4 million or 46.1%. As a percent of net revenue, selling, general and administrative expenses increased to 13.7% in fiscal 1997 from 12.1% in fiscal 1996. The increase in selling, general and administrative expenses during fiscal 1997 was due to expansion of sales and marketing efforts, investments in human resources and administrative functions to support the Company's larger revenue base, and the inclusion of Paragren's selling, general and administrative expenses. The expenses of Paragren are higher per dollar of revenue than the Company's expenses due to sales and marketing and research and development required to support software sales and consulting efforts.

     Special charges recorded during fiscal 1997 included the write-off of acquired in-process research and development of $19.8 million in connection with the Paragren purchase and a provision for software impairment of $3.2 million as a result of plans to replace software platforms used by the Company with technologies being developed by Paragren. Acquired in-process research and development, which was determined by an independent appraisal, includes the value of software in the development stage and not considered to have reached technological feasibility. Generally accepted accounting principles require that research and development costs be expensed as incurred.

     Net interest expense increased by $1.5 million in fiscal 1997 from fiscal 1996. This increase reflects interest income earned on temporary investments in fiscal 1996 with cash raised in the initial public offering of the Company's Common Shares compared to interest expense incurred on outstanding borrowings in fiscal 1997 as the result of investment in Customer Optimization Centers during the fourth quarter of fiscal 1996 and fiscal 1997.

     The effective income tax rate in fiscal 1997 increased to 92.9% from 37.7% in fiscal 1996 principally due to the special charge to operations for acquired in-process research and development related to the Paragren purchase for which no tax benefit was available. The effective income tax rate in fiscal 1997 before the impact of acquired in-process research and development was 43.7%. The change between the actual income tax rate in fiscal 1996 and the adjusted income tax rate in fiscal 1997 was due to the amortization of goodwill related to the Paragren purchase and other non-deductible expenses.

     The cumulative effect of the accounting change of $2.2 million, net of applicable income taxes, reflects the adoption during fiscal 1997 of Emerging Issues Task Force Bulletin No. 97-13 ("EITF No. 97-13"), "Accounting for the Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation". EITF No. 97-13 requires that business process reengineering costs be expensed as incurred and that any unamortized reengineering costs at November 20, 1997, also be expensed and reported as a cumulative effect of accounting change. The Company had been capitalizing reengineering costs related to the installation of computer software purchased to provide enterprise-wide business management systems.

FISCAL 1996 COMPARED TO FISCAL 1995

     Net revenue increased 171.9% in fiscal 1996 to $276.4 million, up $174.7 million from fiscal 1995. Service Solutions net revenue increased by $105.5 million during fiscal 1996. This increase principally was due to the commencement of a four-year agreement to manage 4 client-owned call centers for a large parcel delivery client. Sales Solutions net revenue increased by $69.2 million during fiscal 1996. Of this increase, approximately 85% was attributed to services initiated for new clients, principally outbound call activity for a large telecommunications client, while the balance was due to higher call volumes from existing clients.

     Cost of services as a percent of net revenue decreased from 70.8% in fiscal 1995 to 70.1% in fiscal 1996. Exclusive of start-up activities related to new parcel delivery business, cost of services as a percent of net revenue increased by 1.1% in fiscal 1996 as compared to fiscal 1995. This increase reflects the shift in service mix to the management of client-owned call centers. The management of client-owned call centers has a lower gross margin compared to the Company's other service offerings because of the nature of the outsourced services provided for the large parcel delivery client. Recruiting, training and facility costs incurred in advance of full-scale operations of 29 new Customer Optimization Centers during fiscal 1996 also contributed to the higher service costs.

     Selling, general and administrative expenses increased 103.7% in fiscal 1996 to $33.4 million, up $17.0 million over fiscal 1995. Approximately 75% of the growth in overhead was due to investments in additional management personnel and systems to support the Company's increased revenue base, with the balance due to expenses associated with the new parcel delivery business. Selling, general and administrative expenses as a percent of net revenue declined as a result of economies of scale associated with spreading fixed and semi-variable costs over a larger revenue base. Selling, general and administrative expenses as a percent of net revenue were 12.1% for fiscal 1996 compared to 16.1% for fiscal 1995.

     Net interest expense decreased $0.8 million from fiscal 1995 to fiscal 1996. The decrease was due to a reduction of average outstanding borrowings as a result of debt retired in fiscal 1995 with cash raised from the initial public offering of the Company's Common Shares in October 1995.

     The provision for income taxes of $18.5 million recognized in fiscal 1996 was based upon the Company's estimated effective tax rate of 37.7%. Prior to the initial public offering of the Company's Common Shares in fiscal 1995, the Company included its income and expenses with those of its share owners for Federal and certain state income tax purposes (an S Corporation election). In connection with the Company's initial public offering, the Company terminated its S Corporation election. The pro forma income tax rate of 40.1% in fiscal 1995 assumed that the Company was treated as a C Corporation for the entire year and reflects Federal taxes at the statutory rate of 35% plus state taxes, net of Federal benefit and state job creation credits. The change between the pro forma income tax rate in fiscal 1995 and the actual income tax rate in fiscal 1996 was due to tax planning strategies which have reduced state income taxes payable.

NEW ACCOUNTING STANDARDS

     As described in Notes 3 and 12 to the Consolidated Financial Statements, the Company adopted SFAS No. 128 and EITF 97-13 during fiscal 1997 and will adopt SFAS Nos. 130 and 131 in fiscal 1998. As of December 31, 1997, the impact of adopting SFAS Nos. 130 and 131 has not been determined.

INFLATION

     The effects of inflation on the Company's operations were not significant during the years presented in the consolidated financial statements.



LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth consolidated statements of cash flows data for the Company for years ended December 28, 1997, December 29, 1996, and December 31, 1995.

                                                                                          Cash Flows Data
                                                                            1997                1996                1995
                                                                                              (In millions)
                 Net cash provided by operating activities                   $32.0               $12.0               $15.2
                 Net cash used by investing activities                       (45.0)              (38.4)              (42.6)
                 Net cash provided by financing activities                    13.0                22.3                31.6


     Cash provided by operating activities during fiscal 1997 totaled $32.0 million, up $20.0 million over fiscal 1996 and $16.8 million over fiscal 1995. Income adjusted for non-cash items amounted to $47.6 million in fiscal 1997 compared to $42.0 million in fiscal 1996 and $15.3 million in fiscal 1995. The increase in cash provided by operations in fiscal 1997 compared to fiscal 1996 was due to a decrease in cash required for general working capital purposes as a result of slower revenue growth in 1997 than in 1996.

     Cash from investing activities was used to expand the number of Customer Optimization Centers and to standardize and upgrade the Company's telecommunications and business management systems. Capital expenditures amounted to $44.1 million in fiscal 1997, $64.4 million in fiscal 1996 and $15.3 million in fiscal 1995. The increase in capital expenditures in fiscal 1996 compared to fiscal 1995 was due to the construction of 26 Sales Solutions centers and 3 Service Solutions centers with a combined capacity of 4,240 seats. New capacity was added during 1996 to meet the service needs of a large telecommunications client and to position the Company for growth in 1997. The decrease in capital expenditures in fiscal 1997 compared to fiscal 1996 was due to the utilization of capacity placed into service at the end of 1996 and slower revenue growth in 1997 than in 1996. Capital expenditures in fiscal 1997 included $11.0 million to standardize and upgrade the Company's technology platform and business management systems. Funds required for capital investment over the past two years were provided by the sale of $26.0 million in short-term investments, borrowings under the Company's Credit Facility described below and excess cash from operations.

     Cash from financing activities during the last three fiscal years was provided by proceeds from the sale of the Company's Common Shares and borrowings under the Company's Credit Facility. On October 16, 1995, the Company completed the initial public offering of Common Shares raising $48.2 million for business growth and general working capital purposes. Cash distributions to share owners during fiscal 1995 and fiscal 1996 represent dividends to cover share owners' income taxes related to the Company's former S Corporation status.

     On August 19, 1997, the Company completed the acquisition of Paragren Technologies, Inc. The purchase price was approximately $32.9 million consisting of 1,991,385 shares of the Company's Common Shares and stock options for an additional 189,199 shares of the Company's Common Shares which resulted from the conversion of existing Paragren stock options. The Paragren acquisition is expected to contribute positively to the Company's operating results beginning in fiscal year 1998.

     In June, 1996, the Company entered into a new unsecured Credit Facility with a syndicate of banks and repaid amounts outstanding under prior line-of-credit facilities. In June 1997, the Company amended its Credit Facility increasing the total available line-of-credit from $40.0 million to $80.0 million. As of December 28, 1997, the Company had borrowings totaling $23.6 million under the Credit Facility classified as current indebtedness, as amounts outstanding fluctuate based upon the working capital position of the Company.

     The Company intends to use funds generated by future operations and available credit under its Credit Facility to meet normal operating needs as well as fund planned capital expenditures during fiscal 1998.

QUARTERLY RESULTS

     The Company's operating results in any single period should not be viewed as indicative of future operating results as the services offered by the Company are subject to variations in profitability. The Company could experience variations in net revenue and operating results due to result of many factors, including the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various service offerings. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely affect the Company's operating results for that quarter. While the effects of seasonality on the Company's business have historically been obscured by its growing net revenue, the Company's business tends to be slower in the first and third quarters of its fiscal year due to client marketing programs which are typically slower in the postholiday and summer months.

YEAR 2000 COMPLIANCE

     The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company is in the process of assessing its computer and telecommunications equipment and internal computer applications to prepare for the year 2000 with its vendors. Although the Company has not yet estimated the total costs needed for year 2000 compliance, the Company currently believes it will be able to upgrade and maintain its computer systems to recognize years beginning with 2000, and that the costs to do so will not have a material impact on its results of operations and financial position. Although the Company is committed to making its systems year 2000 compliant as soon as practical, it is uncertain as to the extent its clients and vendors may be affected by year 2000 issues that require commitment of significant resources and may cause disruptions in the clients' and vendors' businesses.


                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report, including those regarding APAC's expected growth, prospective business opportunities and future expansion plans, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, competition, changing trends in customer profiles and changes in governmental regulations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward looking statements.

     In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the following risks and uncertainties:

RELIANCE ON MAJOR CLIENTS

     Because a substantial portion of the Company's revenue is generated from relatively few clients, the loss of a significant client or clients could have a materially adverse effect on the Company. The Company had clients which individually accounted for more than 10% of the Company's net revenue for fiscal 1997, 1996 and 1995. The Company's ten and four largest clients collectively accounted for 72.1% and 55.7%, respectively, of the Company's net revenue in fiscal 1997. The Company's largest clients in fiscal 1997 were a major parcel delivery company and a large telecommunications company, which accounted for 25.3% and 16.8%, respectively, of the Company's net revenue in fiscal 1997. The Company's third largest client in fiscal 1997 was Mass Marketing Insurance Group, which accounted for 7.5% of the Company's net revenue during that period. The insurance products sold by Mass Marketing Insurance Group are currently underwritten by J.C. Penney Life Insurance Company. During fiscal 1997, J.C. Penney Life Insurance Company accounted for 3.9% of the Company's net revenue. The Company's fourth largest client in fiscal 1997 was Canadian National Bancorp which accounted for 6.1% of the Company's net revenue during the period. In fiscal 1996, two clients accounted for 38.6% and 18.4% of the Company's net revenue and in fiscal 1995, two clients accounted for 15.6% and 14.1% of the Company's net revenue, respectively. Many of the Company's clients are concentrated in the business and consumer products, parcel delivery, financial services, insurance, retail, technology, telecommunications and utilities industries. A significant downturn in any of these industries or a trend in any of these industries not to use, or to reduce their use of, telephone-based sales, marketing or customer management solutions could have a materially adverse effect on the Company's business. The Company generally operates under contracts which may be terminated on short notice, most of which do not have minimum volume requirements.

FACTORS AFFECTING ABILITY TO MANAGE AND SUSTAIN GROWTH

     The Company has experienced rapid growth over the past several years and anticipates continued growth to be driven primarily by industry trends towards outsourcing of telephone-based sales, marketing, and customer service operations and increased penetration by the Company of new and existing clients and markets. Future growth will depend on a number of factors, including the effective and timely initiation and development of client relationships, opening of new Customer Optimization Centers, and recruitment, motivation and retention of qualified personnel. Sustaining growth will also require the implementation of enhanced operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth.

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

CONTROL BY PRINCIPAL SHARE OWNER

     Mr. Schwartz, the Company's Chairman, President and Chief Executive Officer, beneficially owns approximately 40.2% of the outstanding Common Shares. As a result, Mr. Schwartz is able to exercise significant control over the outcome of substantially all matters requiring action by the Company's share owners. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of the Company. In addition, two trusts each beneficially own approximately 5.3% of the outstanding Common Shares.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in Exhibit 13.1 (which contains excerpts from the Company's Annual Report to Share Owners) under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Share Owners' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants" which information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I under the caption "Executive Officers of Registrant") is set forth in the Company's Proxy Statement for the Annual Meeting of Share owners to be held on May 19, 1998, under the caption "Election of Directors," which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on May 19, 1998, under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on May 19, 1998, under the caption "Securities Beneficially Owned by Principal Share Owners and Management," which information is incorporated hereby by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on May 19, 1998, under the caption "Certain Transactions" which information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

   The following financial statements of the Company are included in Part II,
Item 8:

   (i)
   Report of Independent Public Accountants

   (ii)
   Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996

   (iii)
   Consolidated Statements of Operations for the Fiscal Years Ended December 28, 1997, December 29, 1996, and December 31, 1995

   (iv)
   Consolidated Statements of Share Owners' Equity for the Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995

   (v)
   Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 1997, December 29, 1996, and December 31, 1995

   (vi)
   Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule is submitted as part of this report:

   (i)
   Report of Independent Public Accountants

   (ii)
   Schedule II - Valuation and Qualifying Accounts

   All other schedules are not submitted because they are not applicable or are not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.    EXHIBITS

   The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(B)  REPORTS ON FORM 8-K

   The Company filed a Current Report on Form 8-K on October 22, 1997, which disclosed its revenues and earnings for each of the thirteen weeks and thirty-nine weeks ended September 28, 1997.

   On November 3, 1997, the Company amended its Current Report on Form 8-K which had initially been filed on August 19, 1997 (which initial Form 8-K describes the acquisition of Paragren Technologies, Inc. by the Company). The amended Form 8-K/A discloses the financial statements of Paragren Technologies, Inc. for the period ending June 30, 1997 and the pro forma condensed consolidated financial statement for the Company, which give effect to the acquisition of Paragren Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APAC TeleServices, Inc.


                                   /s/ Theodore G. Schwartz
                                   Theodore G. Schwartz
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer

Dated:  March 27, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                   Title               Date

  s/ Theodore G.Schwartz  Chairman of the Board     March 27, 1998
 Theodore G. Schwartz     of Directors and Chief
                          Executive Officer
                          (Principal Executive
                          Officer)


   /s/ Marc S. Simon      President, Chief          March 27, 1998
 Marc S. Simon            Operating Officer and
                          Director

   /s/ John I. Abernethy  Chief Financial Officer   March 27, 1998
 John I. Abernethy        (Principal Financial
                          Officer)

   /s/ Philip B. Wade     Vice President and        March 27, 1998
 Philip B. Wade           Controller (Principal
                          Accounting Officer)


   /s/ Thomas M. Collins  Director                  March 27, 1998
 Thomas M. Collins

 /s/ Morris R. Shechtman  Director                  March 27, 1998
 Morris R. Shechtman

   /s/ George D. Dalton   Director                  March 27, 1998
 George D. Dalton


   /s/ Paul G. Yovovich   Director                  March 27, 1998
 Paul G. Yovovich


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Share Owners of APAC TeleServices, Inc.:

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of APAC TeleServices, Inc. and issued our unqualified opinion thereon dated January 30, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects in relation to the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP


Chicago, Illinois
January 30, 1998

                                   Schedule II


                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

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

 Allowance deducted from assets to
   which it applies:
     Allowance for doubtful accounts:
       Year ended December 31, 1995                             --               246                 (6)                 240
       Year ended December 29, 1996                            240               120                  --                 360
       Year ended December 28, 1997                            360               300                 213                 447


NOTE A - UNCOLLECTED RECEIVABLES WRITTEN OFF.



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

    4.1 Specimen Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638


   *10.1 Amended and Restated APAC TeleServices, Inc. 1995 Incentive Stock Plan is incorporated herein by reference to Exhibit 10.1 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638

   *10.2 Amended and Restated APAC TeleServices, Inc. 1995 Nonemployee Director Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638

   *10.3 Employment Agreement with Marc S. Simon, as amended, is incorporated herein by reference to
           Exhibit 10.3 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638


   *10.4 Employment Agreement with Donald B. Berryman is incorporated herein by reference to Exhibit 10.4 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638

   10.5    Credit   Agreement  dated  June  3,  1997  (filed
           herewith)

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


   10.9 Agreement with J.C. Penney Insurance Company, dated November 1, 1994 is incorporated herein by reference to Exhibit 10.9 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638

  *10.10 Amendment No. 1 to Amended and Restated APAC TeleServices, Inc. 1995 Incentive Stock Plan is incorporated herein by reference to Exhibit 10.11 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638

   13.1    Excerpts from 1997 Annual  Report to Share Owners
           (filed herewith)


   21.1    Subsidiaries of the Registrant (filed herewith)

   23.1    Consent of Arthur Andersen LLP (filed herewith)


   27.1    Financial Data Schedule (filed herewith)

*Indicates management employment contracts or compensatory plans or arrangements.