Form 10-Q
period 1998-03-29
APAC TELESERVICES INC
filed 1998-05-13
CIK 949297

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 29, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _________________ to _____________________

Commission file number 0-26786

                             APAC TELESERVICES, INC.
             (Exact name of registrant as specified in its charter)

           Illinois                                36-2777140
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)



   One Parkway North Center, Suite 510                60015
      Deerfield, Illinois                           (Zip Code
 (Address of principal executive office)

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

Common Shares, $0.01 par value  48,998,471 shares outstanding as of May 8, 1998.






This Form 10-Q consists of 12 sequentially numbered pages. The Exhibit Index appears on page 10.


                                      Index

                    APAC TELESERVICES, INC. AND SUBSIDIARIES


                                                                PAGE
          PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements:

             Consolidated Condensed Balance Sheets as of
             March 29, 1998, and December 28, 1997               3

             Consolidated Condensed Statements of Income for
             the Thirteen Weeks Ended March 29, 1998, and
             March 30, 1997                                      4

             Consolidated Condensed Statements of Cash Flows
             for the Thirteen Weeks Ended March 29,
             1998, and March 30, 1997                            5

             Notes to Consolidated Condensed Financial
             Statements as of March 29, 1998                     6


          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         7-9

          PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K              10

          SIGNATURES                                             10

          EXHIBITS                                             11-12



                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   MARCH 29,              DECEMBER 28,
                                                                                     1998                      1997
                                            ASSETS                                (Unaudited)           (Audited, Note 1)
                                                                                    (000's omitted, except share data)
                 CURRENT ASSETS:
                  Cash                                                            $  1,043                    $    219
                  Accounts receivable, net                                          66,762                      73,462
                  Other current assets                                               2,775                       2,473
                    Total current assets                                            70,580                      76,154

                 PROPERTY AND EQUIPMENT                                            138,579                     136,291
                 Less - accumulated depreciation                                    45,503                      38,825
                    Property and equipment, net                                     93,076                      97,466

                 Goodwill and other intangible assets                               13,522                      13,522
                 Less - accumulated amortization                                     1,182                         894
                    Goodwill and other intangible assets, net                       12,340                      12,628

                 Other assets                                                        2,672                       1,497
                  Total assets                                                    $178,668                    $187,745

                                        LIABILITIES AND
                                     SHARE OWNERS' EQUITY
                 CURRENT LIABILITIES:
                  Notes payable                                                   $ 13,401                    $ 23,802
                  Accounts payable                                                   7,685                      11,156
                  Income taxes payable                                               3,146                         389
                  Other current liabilities                                         18,422                      20,292
                    Total current liabilities                                       42,654                      55,639

                 LONG-TERM DEBT, NET                                                 1,816                       1,863

                 DEFERRED INCOME TAXES                                               4,130                       5,460

                 SHARE OWNERS' EQUITY:
                  Preferred shares, $0.01 par value; 50,000,000 shares
                    authorized; none issued and outstanding                           --                          --
                  Common shares, $0.01 par value; 200,000,000
                    shares authorized, 48,849,000 shares issued and
                     outstanding at March 29, 1998; 48,794,000 shares issued
                     and outstanding at December 28, 1997                              489                         488
                  Additional paid-in capital                                        92,155                      91,788
                  Retained earnings                                                 37,424                      32,507
                    Total share owners' equity                                     130,068                     124,783
                  Total liabilities and share owners' equity                      $178,668                    $187,745

See notes to consolidated condensed financial statements.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 THIRTEEN WEEKS ENDED
                                                                            MARCH 29,            MARCH 30,
                                                                               1998                 1997
                                                                         (000's omitted, except per share data)

                             Net revenue                                $91,481               $90,318

                             Operating expenses:
                              Cost of services                           70,684                65,363
                              Selling, general and
                                 administrative expenses                 12,209                10,953
                                     Total operating expenses            82,893                76,316
                              Income from operations                      8,588                14,002
                             Interest expense, net                          471                   329
                                Income before income taxes                8,117                13,673
                             Provision for income taxes                   3,200                 5,200
                              Net income                                $ 4,917                $8,473

                             Net income per share:
                                Basic
                                                                        $  0.10                 $0.18
                                Diluted
                                                                        $  0.10                 $0.18

                             Weighted average number of
                              shares outstanding:
                                Basic                                    48,812                46,586
                                Diluted                                  49,804                48,001




See notes to consolidated condensed financial statements.



                           APAC TELESERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                                      THIRTEEN WEEKS ENDED
                                                                                MARCH 29,                MARCH 30,
                                                                                  1998                     1997
                                                                                       (000's omitted)
                 OPERATING ACTIVITIES:
                  Net income                                                    $  4,917                   $  8,473
                  Depreciation and amortization                                    7,061                      4,058
                  Deferred income taxes                                           (1,720)                     1,040
                  Change in operating assets and liabilities                       2,481                     (8,526)
                    Net cash provided by operations                               12,739                      5,045

                 INVESTING ACTIVITIES--Purchases of property
                  and equipment, net                                              (2,288)                   (12,457)

                 FINANCING ACTIVITIES:
                  Net borrowings (payments) under credit facilities              (10,400)                     2,420
                  Payments on long-term debt                                         (48)                       (60)
                  Increase in book overdraft                                         453                      1,070
                  Exercise of employee stock options, including
                     related tax benefit                                             244                      3,754
                  Proceeds from employee stock purchase plan                         124                        174
                    Net cash provided by (used in) financing activities           (9,627)                     7,358

                 Net  increase (decrease) in cash                               $    824                       ($54)



See notes to consolidated condensed financial statements.


                    APAC TELESERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 29, 1998
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 29, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 1998. The balance sheet at December 28, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1997.

2. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, (SFAS No. 130") "Reporting Comprehensive Income," which established standards for reporting of comprehensive income.
This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by share owners and distributions to share owners. The financial statement presentation under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997, and is required in all interim period financial statements. The Company adopted the provisions of SFAS No. 30 in January 1998. As of March 29, 1998, the Company had no transactions separately identified as components of "other comprehensive income" under SFAS No. 130.

3. SUBSEQUENT EVENT

On April 30, 1998, the Company signed a definitive agreement to acquire through merger ITI Holdings, Inc. ("ITI"), the sole shareholder of ITI Marketing Services, Inc., a leading teleservices provider based in Omaha, Nebraska. In exchange for 100% of the outstanding common stock of ITI, the Company will pay $155.2 million in cash and up to an additional $12.5 million in cash if ITI
subsequently obtains certain customer contracts.   With this purchase the
Company will operate 90 customer optimization centers and over 14,000 workstations. Combined revenue for the two companies for 1997 was approximately $500 million. In connection with purchase of ITI, the Company has negotiated a new $250 million Senior Secured Credit Facility ("Senior Facility") with a syndicate of banks. The Senior Facility consists of a $100 million Revolving Facility and a $150 million Term Loan. The Senior Facility will mature in five
years with the Term Loan amortizing quarterly.   Proceeds from the Senior
Facility will be used to acquire the common stock of ITI, repay outstanding debt and provide working capital for general corporate purposes. The Company will be required to fix the interest rate for the Term Loan and will have several variable interest rate options available for the Revolving Facility. The other terms and conditions of the Senior Facility are similar to the terms
and conditions of the Company's existing credit facility.   The ITI purchase
and new Senior Facility are expected to close by the end of May.



                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APAC TeleServices, Inc. and Subsidiaries (the "Company") provides high volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, technology, telecommunications and utilities industries throughout the United States. The Company's client base is comprised of large companies with the need for cost-effective means of
contacting and servicing current and prospective customers.   The Company has
three service offerings. The Sales Solutions division provides outbound sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. In August, 1997, the Company expanded its service offerings through the acquisition of Paragren Technologies, Inc. ("Paragren") which specializes in software-based consumer marketing to optimize customer relationships. Paragren's software enables marketing professionals to perform on-line exploratory analysis, descriptive and predictive modeling, promotion planning, detailed customer segmentation, and campaign execution and evaluation. The results of Paragren's operations are included with the results of operations of the Service Solutions division. During the first quarter of 1998, the Company operated and managed 10,770 workstations in 68 customer optimization centers.

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

The following table sets forth consolidated statements of income data as a percent of net revenue from services provided by the Company for the thirteen week periods ended March 29, 1998, and March 30, 1997.

                                                                                      THIRTEEN WEEKS ENDED
                                                                                 MARCH 29,            MARCH 30,
                                                                                   1998                 1997
                              Net revenue:
                                 Sales Solutions                                     47.3%               50.8%
                                 Service Solutions                                   52.7                49.2
                                    Total net revenue                               100.0               100.0

                              Operating expenses:
                                 Cost of services                                    77.3                72.4
                                 Selling, general and
                                     administrative expenses                         13.3                12.1
                                         Total operating expenses                    90.6                84.5
                                 Income from operations                               9.4                15.5
                              Interest expense, net                                   0.5                 0.4

                                  Income before income taxes                          8.9                15.1
                              Provision for income taxes                              3.5                 5.7
                                Net income                                            5.4%                9.4%

                     APAC TELESERVICES, INC. AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

RESULTS OF OPERATIONS

Net revenue increased 1.3% in the first quarter of 1998 to $91.5 million, up $1.2 million over the first quarter of 1997. Net revenue for the Service Solutions division was $48.2 million for the first quarter of 1998, an increase of 8.3%, when compared to $44.5 million for the first quarter of 1997. The Sales Solutions division net revenue was $43.3 million, down 5.5% from $45.8 million in the same period a year ago. Client concentration with the Company's two largest clients, an inbound parcel delivery client and an outbound telecommunications client, decreased by $14.7 million or 31.2% in the first quarter of 1998 as compared to the same quarter last year. Revenue from all other clients, increased by 36.8%, more than offsetting the declines from these two major customers.

Cost of services as a percent of net revenue increased to 77.3% in the first quarter of 1998 from 72.4% in the first quarter 1997. This increase was due to three factors. First, the Company experienced lower margins as a result of changes in client mix and marketplace pricing pressures arising in the last half of 1997. Second, the Company absorbed fixed costs relating to excess outbound capacity and infrastructure, such costs increasing as a percent of net revenue due to marketing-related reductions in expected volumes from several large clients. Finally, the Company incurred higher employee benefit costs as a result of investment in a more comprehensive group health insurance plan designed to improve employee retention.

Selling, general and administrative expenses increased to $12.2 million in the first quarter of 1998 from $11.0 million in the first quarter of 1997, an increase of $1.2 million or 11.5%. As a percent of net revenue, selling, general and administrative expenses increased to 13.3% in 1998 from 12.2% in 1997. The increase in selling, general, and administrative expenses was due to the inclusion of Paragren in results of operations in the first quarter of 1998.

The $3.2 million and $5.2 million provisions for income taxes recognized in the quarters ended March 29, 1998, and March 28, 1997, respectively, are based upon the Company's estimated annual effective tax rates. The increase in the Company's effective tax rate to 39.5% in 1998 from 38.0% in 1997 is due to the amortization of non-deductible goodwill related to the Paragren purchase.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first quarter of 1998 totaled $12.7 million, up $7.7 million over the same quarter last year. The increase in cash provided by operations in the first quarter of 1998 compared to the first quarter of 1997 was due to a decrease in cash required for general working capital purposes as a result of slower revenue growth in 1998 than in 1997.
The Company spent $2.3 million in the first quarter of 1998 to standarize and upgrade telecommunications and business systems. These expenditures were funded by cash from operations. A year earlier the $12.5 million investment to expand call center operations was funded by $3.9 million of proceeds from the sale of stock to employees, $2.4 million of bank borrowings and cash from operations. The decrease in capital expenditures in 1998 compared to 1997 was due to utilization of capacity placed into service in late 1996 and early 1997.

The Company has an $80.0 million Revolving Credit Facility ("Revolving Facility") available for general working capital purposes and capital expenditures. As of March 29, 1998, $13.2 million was outstanding under the Revolving Facility. In connection with the purchase of ITI Marketing Services, Inc. described in Note 3 to the Consolidated Condensed Financial Statements, the Company will enter into a new $250 million Senior Secured Credit Facility ("Senior Facility"). The Company expects that cash from future operations and available borrowings under the new Senior Facility will be sufficient to meet normal operating needs as well as fund any additional business growth for the balance of 1998.


                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


FORWARD-LOOKING STATEMENTS

Statements contained herein regarding the Company's expected growth, prospective business opportunities and future expansion plans are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There can be no assurance that the Company will be able to maintain or accelerate its growth rate, effectively manage its growth or maintain its profitability. Changes in or events affecting clients' businesses may have a material impact on the Company's net revenue and earnings. There also can be no assurance that the Company can build-out facilities in a timely and economic manner nor hire and retain a sufficient number of employees to handle call volumes. In the future, the Company may experience excess peak period capacity when it opens a new customer optimization center or terminates, modifies or completes a large client program. The Company's agreements with its clients generally do not assure that the Company will generate a specific level of revenue, do not designate the Company as the client's exclusive service provider, and are terminable by the clients on relatively short notice. In addition, the amount of revenue the Company generates from a particular client generally is dependent upon customers' interest in, and use of, the client's products or services. Readers are encouraged to review the section captioned "Information Regarding Forward-Looking Statements" in its annual report on Form 10-K for the year ended December 28, 1997, which describe other important factors that may impact the Company's business, results of operations and financial condition.



                           PART II. OTHER INFORMATION

                    APAC TELESERVICES, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are furnished as exhibits and numbered pursuant to
     Item 601 of Regulation S-K: Exhibit (11) - Statement Re: Computation of Earnings Per Share on page 11 and Exhibit (27) - Financial Data Schedule on page 12.

(b) Reports on Form 8-K. The Company was not required to file any reports on Form 8-K for the thirteen week period ended March 29, 1998. Subsequent to the end of the quarter, the Company filed three reports on Form 8-K. On March 30, 1998, the Company filed a report on Form 8-K to advise investors about expected first quarter earnings. On April 20, 1998, the Company filed a report on Form 8-K which disclosed the Company's first quarter results of operations. On May 1, 1998, the Company filed a report on Form 8-K announcing that it had signed a definitive agreement to acquire through merger ITI Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                        APAC TELESERVICES, INC.


       Date:  May 12, 1998                   By:  /s/ Theodore G. Schwartz
                                                  Chairman, President and
                                                  Chief Executive Officer




       Date:  May 12, 1998                   By:  /s/ John I. Abernethy
                                                  Chief Financial Officer