Form 10-Q
period 1998-06-28
APAC TELESERVICES INC
filed 1998-08-12
CIK 949297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Period Ended June 28, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the Transition Period From
     -------------------- to
     --------------------

                         Commission File Number 0-26786

                            APAC TELESERVICES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Illinois                                                   36-2777140
     ------------------------------------------                  ------------------------------------------
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR                       (IRS EMPLOYER I.D. NUMBER)
                    ORGANIZATION)

         One Parkway North Center, Suite 510, Deerfield, Illinois 60015
      --------------------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                 (847) 374-4980
                                ----------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not applicable
                                ----------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X          No  __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $0.01 par value--49,028,420 shares outstanding as of August 6, 1998.

This Form 10-Q consists of 16 sequentially numbered pages. The Exhibit Index appears on page 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
     Consolidated Condensed Balance Sheets as of June 28,
      1998, and December 28, 1997...........................      3
     Consolidated Condensed Statements of Operations for the
      Thirteen and Twenty-Six Weeks Ended June 28, 1998, and
      June 29, 1997.........................................      4
     Consolidated Condensed Statements of Cash Flows for the
      Twenty-Six Weeks Ended June 28, 1998, and June 29,
      1997..................................................      5
     Notes to Consolidated Condensed Financial Statements...    6-8

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   9-12

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     13
Item 6. Exhibits and Reports on Form 8-K....................     13

Signatures..................................................     14

Exhibits....................................................  15-16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               JUNE 28,       DECEMBER 28,
                                                                 1998             1997
                                                              (UNAUDITED)   (AUDITED, NOTE 1)
                                                              -----------   -----------------
                                                                      (000'S OMITTED,
                                                                    EXCEPT SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash......................................................   $  3,839         $    219
  Accounts receivable, net..................................     97,966           73,462
  Deferred tax assets.......................................      8,620              200
  Other current assets......................................      3,322            2,273
                                                               --------         --------
     Total current assets...................................    113,747           76,154
PROPERTY AND EQUIPMENT......................................    156,127          136,291
Less--accumulated depreciation..............................     51,258           38,825
                                                               --------         --------
     Property and equipment, net............................    104,869           97,466
GOODWILL AND OTHER INTANGIBLE ASSETS........................    152,457           13,522
Less--accumulated amortization..............................      2,394              894
                                                               --------         --------
     Goodwill and other intangible assets, net..............    150,063           12,628
OTHER ASSETS................................................      4,687            1,497
                                                               --------         --------
     Total assets...........................................   $373,366         $187,745
                                                               ========         ========

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Notes payable.............................................   $ 24,500         $ 23,802
  Accounts payable..........................................     10,120           11,156
  Income taxes payable......................................        476              389
  Other current liabilities.................................     64,918           20,292
                                                               --------         --------
     Total current liabilities..............................    100,014           55,639
LONG-TERM DEBT, NET.........................................    141,781            1,863
DEFERRED INCOME TAXES.......................................      4,290            5,460
OTHER LIABILITIES...........................................        580               --
SHARE OWNERS' EQUITY:
  Preferred shares, $0.01 par value; 50,000,000 shares
     authorized; none issued and outstanding................         --               --
  Common shares, $0.01 par value; 200,000,000 shares
     authorized, 48,852,000 shares issued and outstanding at
     June 28,1998; 48,794,000 shares issued and outstanding
     at December 28, 1997...................................        489              488
  Additional paid-in capital................................     92,376           91,788
  Retained earnings.........................................     33,836           32,507
                                                               --------         --------
     Total share owners' equity.............................    126,701          124,783
                                                               --------         --------
Total liabilities and share owners' equity..................   $373,366         $187,745
                                                               ========         ========

See notes to consolidated condensed financial statements.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                   ---------------------    ----------------------
                                                   JUNE 28,     JUNE 29,    JUNE 28,     JUNE 29,
                                                     1998         1997        1998         1997
                                                   ---------    --------    ---------    ---------
                                                       (000'S OMITTED, EXCEPT PER SHARE DATA)
Net revenue......................................  $107,248     $91,586     $198,729     $181,904
OPERATING EXPENSES:
  Cost of services...............................    86,157      66,036      156,841      131,399
  Selling, general and administrative expenses...    15,673      11,353       27,882       22,306
  Restructuring charge...........................     9,000          --        9,000           --
                                                   --------     -------     --------     --------
     Total operating expenses....................   110,830      77,389      193,723      153,705
                                                   --------     -------     --------     --------
  Income (loss) from operations..................    (3,582)     14,197        5,006       28,199
Interest expense, net............................     1,686         309        2,157          638
                                                   --------     -------     --------     --------
  Income (loss) before income taxes..............    (5,268)     13,888        2,849       27,561
Provision for income taxes (credit)..............    (1,680)      5,275        1,520       10,475
                                                   --------     -------     --------     --------
     Net income (loss)...........................  $ (3,588)    $ 8,613     $  1,329     $ 17,086
                                                   ========     =======     ========     ========
Net income (loss) per share:
  Basic..........................................  $  (0.07)    $  0.18     $   0.03     $   0.37
  Diluted........................................  $  (0.07)    $  0.18     $   0.03     $   0.36
                                                   ========     =======     ========     ========
Weighted average number of shares outstanding:
  Basic..........................................    48,852      46,729       48,832       46,634
  Diluted........................................    49,585      48,172       49,731       48,058
                                                   ========     =======     ========     ========

See notes to consolidated condensed financial statements.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              TWENTY-SIX WEEKS ENDED
                                                              -----------------------
                                                               JUNE 28,     JUNE 29,
                                                                 1998         1997
                                                              ----------    ---------
                                                                  (000'S OMITTED)
OPERATING ACTIVITIES:
  Net income................................................  $   1,329     $ 17,086
  Depreciation and amortization.............................     16,089        8,788
  Deferred income taxes.....................................     (3,851)         700
  Change in operating assets and liabilities................      9,326      (10,705)
                                                              ---------     --------
     Net cash provided by operations........................     22,893       15,869
INVESTING ACTIVITIES:
  Payment for ITI Holdings, Inc., net of cash acquired......   (149,229)          --
  Purchases of property and equipment, net..................     (3,914)     (29,862)
                                                              ---------     --------
     Net cash used by investing activities..................   (153,143)     (29,862)
FINANCING ACTIVITIES:
  Proceeds from Term Loan...................................    150,000           --
  Proceeds from refinancing revolving credit facility.......     15,000           --
  Repayment of revolving credit facility with proceeds from
     refinancing............................................     (7,500)          --
  Net borrowings (payments) from revolving credit
     facility...............................................    (20,250)       5,600
  Payments on long-term debt................................       (220)         (91)
  Increase (decrease) in book overdraft.....................     (1,561)       3,161
  Proceeds from employee stock transactions, including
     related tax benefits...................................        589        5,199
  Payment of debt issuance costs............................     (2,188)          --
                                                              ---------     --------
     Net cash provided by financing activities..............    133,870       13,869
                                                              ---------     --------
NET INCREASE (DECREASE) IN CASH.............................  $   3,620     $   (124)
                                                              =========     ========

See notes to consolidated condensed financial statements.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 28, 1998
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended June 28, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 1998. The balance sheet at December 28, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1997.

2. OTHER CURRENT LIABILITIES

     The components of other current liabilities included in the consolidated condensed balance sheets as of June 28, 1998, and December 28, 1997, are as follows:

                                                         1998             1997
                                                     -------------    -------------
                                                            (000'S OMITTED)
Payroll and related items..........................     $21,918          $14,555
Telecommunication costs............................       2,629            1,643
Acquisition-related liabilities....................      23,280               --
Restructuring charge...............................       8,420               --
Other..............................................       8,671            4,094
                                                        -------          -------
     Total.........................................     $64,918          $20,292
                                                        =======          =======

3. DEBT

     On May 20, 1998, the Company completed a new $250.0 million Senior Secured Credit Facility ("Senior Facility") and repaid the amount outstanding under a prior line-of-credit facility. The Senior Facility consists of a $100.0 million Revolving Facility and a $150.0 million Term Loan. The Senior Facility will mature in five years with the Term Loan amortizing quarterly. Proceeds from the Term Loan were used to acquire the common stock of ITI Holdings, Inc. while the Revolving Facility will be used to provide working capital for general corporate purposes. The Company has several variable interest rate options available for the Revolving Facility. The other terms and conditions of the Senior Facility are similar to the terms and conditions of the Company's prior credit facility.

     The Company has entered into interest rate agreements to fix the rate (7.01% at June 28, 1998) on its Term Loan. As of June 28, 1998, the Company had an interest rate swap with a notional value of $100.0 million and an interest rate cap with a notional value of $50.0 million which effectively caps the 30-day LIBOR rate at approximately 6.0%. At June 28, 1998, the carrying value of the interest rate agreements approximated their fair value as the fixed rate approximated the current market rate.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 28, 1998
                                  (UNAUDITED)

4. ACQUISITION

     On May 20, 1998, the Company acquired through merger all of the common stock of ITI Holdings, Inc. ("ITI") the sole shareholder of ITI Marketing Services, Inc., a leading teleservices provider based in Omaha, Nebraska. In exchange for all of the common stock of ITI, the Company paid $149.2 million, net of cash acquired and will pay up to an additional $12.5 million in cash if ITI subsequently obtains certain customer contracts. The initial purchase price was funded with proceeds from a $150.0 Term Loan. ITI provides telephone-based sales, marketing and customer management services to corporate clients that have high volumes of incoming and/or outgoing calls through a network of twenty-four customer optimization centers. The acquisition has been accounted for as a purchase and accordingly, the assets and liabilities and results of operations of ITI have been included in the Company's consolidated condensed financial statements since the date of acquisition.

     The excess of purchase price over the fair value of assets acquired, liabilities assumed and additional liabilities recorded of $138.9 million has been allocated to intangible assets based upon their fair values. Allocations are subject to valuations as of the date of the acquisition based on an appraisal which has not yet completed. Final allocations may be different from amounts presented as of June 28, 1998. Intangible assets acquired consist of $3.6 million for assembled workforce, $36.8 million for customer relationships and $98.5 for goodwill. Intangible assets are amortized over their estimated useful lives which range from 7 to 25 years.

     The pro forma results of operations below give effect to actual results as if the acquisition had occurred on December 29, 1997, and December 30, 1996, respectively, and include adjustments for unfavorable telephone contracts, goodwill and intangible asset amortization, interest expense and income taxes.

                                               TWENTY-SIX WEEKS    FIFTY-TWO WEEKS
                                                    ENDED               ENDED
                                                JUNE 28, 1998     DECEMBER 28, 1997
                                               ----------------   -----------------
                                                 (000'S OMITTED, EXCEPT PER SHARE
                                                              DATA)
                                                           (UNAUDITED)
Net revenue..................................      $261,229           $501,964
Income (loss) before cumulative effect of
  accounting change..........................         1,459             (8,360)
Net income (loss)............................         1,459            (10,560)
                                                   ========           ========
Per share data:
  Basic:
     Income (loss) before cumulative effect
       of accounting change..................      $   0.03           $  (0.17)
     Net income (loss).......................      $   0.03           $  (0.22)
                                                   ========           ========
  Diluted:
     Income (loss) before cumulative effect
       of accounting change..................      $   0.03           $  (0.17)
     Net income (loss).......................      $   0.03           $  (0.22)
                                                   ========           ========

     The pro forma results of operations do not necessarily represent operating results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of future operating results of the combined companies.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 28, 1998
                                  (UNAUDITED)

5. RESTRUCTURING

     In connection with the acquisition of ITI, the Company identified opportunities to improve its operating efficiencies and reduce costs. Accordingly, on June 24, 1998, the Company adopted a restructuring plan which included closing four customer optimization centers, reconfiguring certain administrative support facilities and reducing the workforce by approximately 80 salaried employees. The restructuring charge of $9.0 million includes $4.5 million for write-down of leasehold improvements and equipment, $3.3 million for employee severance costs and $1.2 million for lease termination costs. The restructuring is expected to be completed by December 27, 1998. On an after-tax basis, the restructuring charge amounted to $5.5 million or $0.11 per share.

6. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, ("SFAS No. 130") "Reporting Comprehensive Income," which established standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by share owners and distributions to share owners. The financial statement presentation under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997, and is required in all interim period financial statements. The Company adopted the provisions of SFAS No. 130 in January 1998. As of June 28, 1998, the Company had no transactions separately identified as components of "other comprehensive income" under SFAS No. 130.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contacts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This pronouncement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     APAC TeleServices, Inc. and Subsidiaries (the "Company") provides high volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, technology, telecommunications and utilities industries throughout the United States. The Company's client base is comprised of large companies with the need for cost-effective means of contacting and servicing current and prospective customers. The Company has three service offerings. The Sales Solutions division provides outbound sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. In August, 1997, the Company expanded its service offerings through the acquisition of Paragren Technologies, Inc. ("Paragren") which specializes in software-based consumer marketing to optimize customer relationships. Paragren's software enables marketing professionals to perform on-line exploratory analysis, descriptive and predictive modeling, promotion planning, detailed customer segmentation, and campaign execution and evaluation. The results of Paragren's operations are included with the results of operations of the Service Solutions division. In May 1998, the Company increased its market presence with the acquisition of ITI Holdings, Inc. ("ITI"), the sole shareholder of ITI Marketing Services, Inc. ITI, like the Company, provides telephone-based sales, marketing and customer management services to corporate clients. As of June 28, 1998, the Company operated and managed approximately 13,800 workstations in 89 customer optimization centers, including 3,300 workstations and 24 customer optimization centers acquired with the purchase of ITI.

     The Company's results of operations in any single interim period should not be viewed as an indication of future results of operations. The Company may experience quarterly variations in net revenue and operating income as a result of the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business, and changes in the Company's revenue mix among its various service offerings. While the effects of seasonality on APAC's business have been obscured by its growing net revenue, the Company's business tends to be slower in the first and third quarters of its fiscal year due to client marketing programs which are typically slower in the post-holiday and summer months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS -- CONTINUED
     The following table sets forth statement of operations data as a percent of net revenue from services provided by the Company for the thirteen and twenty-six week periods ended June 28, 1998, and June 29, 1997.

                                                         THIRTEEN WEEKS           TWENTY-SIX WEEKS
                                                             ENDED                     ENDED
                                                      --------------------      --------------------
                                                      JUNE 28,    JUNE 29,      JUNE 28,    JUNE 29,
                                                        1998        1997          1998        1997
                                                      --------    --------      --------    --------
Net revenue:
  Sales solutions...................................    51.5%       56.6%         49.6%       53.7%
  Service solutions.................................    48.5        43.4          50.4        46.3
                                                       -----       -----         -----       -----
     Total net revenue..............................   100.0       100.0         100.0       100.0
Operating expenses:
  Cost of services..................................    80.3        72.1          78.9        72.2
  Selling, general and
     administrative expenses........................    14.6        12.4          14.0        12.3
  Restructuring charge..............................     8.4          --           4.6          --
                                                       -----       -----         -----       -----
     Total operating expenses.......................   103.3        84.5          97.5        84.5
                                                       -----       -----         -----       -----
  Income (loss) from operations.....................    (3.3)       15.5           2.5        15.5
Interest expense, net...............................     1.6         0.3           1.1         0.3
                                                       -----       -----         -----       -----
  Income (loss) before income taxes.................    (4.9)       15.2           1.4        15.2
Provision for income taxes (credit).................    (1.6)        5.8           0.7         5.8
                                                       -----       -----         -----       -----
     Net income (loss)..............................    (3.3)%       9.4%          0.7%        9.4%
                                                       =====       =====         =====       =====

RESULTS OF OPERATIONS

     Net revenue for the quarter and six months ended June 28, 1998, increased $15.7 million or 17.1% and $16.8 million or 9.2%, respectively, compared to the same periods in 1997. Net revenue for the Sales Solutions division for the quarter and six months ended June 28, 1998, increased $3.4 million or 6.6% and $0.9 million or 0.9%, respectively, compared to the same periods in 1997 as a result of the inclusion of revenue from ITI. Revenue from existing Sales Solutions clients decreased $10.5 million or 10.8% during the first half of 1998 as compared to a year ago due to a decline in call volume from a large telecommunications client and a reduction in average selling price. The reduction in selling price resulted from changes in client mix and marketplace pricing pressures which began in last half of 1997. The Service Solutions division's net revenue for the quarter and six months ended June 28, 1998, increased $12.2 million or 30.7% and $16.0 million or 18.9%, respectively, due to service initiated for a new telecommunications client and the inclusion of revenue from ITI and Paragren. Growth in revenue from existing Service Solutions clients during the first half of 1998 principally was offset by a 30% reduction in revenue from the Company's large parcel delivery client as a result of improved operating efficiencies in the management of client-owned call centers.

     Cost of services as percent of net revenue increased to 80.3% in the second quarter of 1998 compared to 72.1% in the second quarter of 1997. For the first six months of 1998, cost of services as a percent of net revenue was 78.9% compared to 72.2% in the same period in 1997. The increases in cost of services as a percent of net revenue were due to lower outbound selling prices, excess outbound capacity and infrastructure resulting from reductions in expected volumes from several clients and higher direct wages. The Company incurred higher direct wages and related benefits designed to improve performance.

     Selling, general and administrative expenses for the quarter and six months ended June 28, 1998, increased $4.3 million or 38.1% and $5.6 million or 25.0%, respectively, compared to the same periods in 1997. Selling, general and administrative expenses as a percent of net revenue for the quarter and six months ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS -- CONTINUED
June 28, 1998, increased to 14.6% and 14.0%, respectively, compared to 12.4% and 12.3%, respectively, a year ago. The increase in selling, general and administrative expenses during the first half of 1998 was due to the inclusion of selling, general and administrative expenses of ITI and Paragren and to the amortization of goodwill and other intangible assets acquired in connection with the acquisitions of both companies. Selling, general and administrative expenses related to the Company's historical business activities during the first half of 1998 declined approximately 10% compared to the same period in 1997 due to expense reductions in human resources and other administrative functions.

     On June 24, 1998, the Company adopted a restructuring plan and recorded a $9.0 million charge. On an after tax basis, the restructuring charge amounted to $5.5 million or $0.11 per share. The restructuring charge provides for the estimated costs to close four customer optimization centers, reconfigure certain administrative support facilities and reduce the workforce by approximately 80 salaried employees.

     Net interest expense for the quarter and six months ended June 28, 1998, increased by $1.4 million and $1.5 million, respectively, compared to the same periods in 1997. These increases reflect interest and amortization of debt issuance costs on the new senior Secured Credit Facility ("Senior Facility") used to finance the purchase of ITI on May 20, 1998.

     The $1.5 million and $10.5 million provisions for income taxes recognized for the six months ended June 28, 1998, and June 29, 1997, respectively, are based upon the Company's estimated annual effective income tax rates. The increase in the Company's effective income tax rate to 53.4% in 1998 from 38.0% in 1997 was due to the amortization of non-deductible goodwill related to the acquisitions of ITI and Paragren.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations during the first six months of 1998 totaled $22.9 million, up $7.0 million over the first half of 1997. Income adjusted for non-cash items and deferred taxes amounted to $13.6 million in the first six months of 1998 compared to $26.6 million in the first half of 1997. The increase in cash provided by operations in the first half of 1998 compared to a year ago was due to a decrease in cash required for general working capital purposes as a result of slower revenue growth from the Company's historical business activities in 1998 than in 1997. The Company spent $3.9 million in the first half of 1998 to standardize and upgrade telecommunications and business systems. These expenditures were funded by cash from operations. A year earlier the $29.9 million investment to expand call center operations was funded by $5.2 million of proceeds from the sale of stock to employees, $5.6 million of bank borrowings and cash from operations. The decrease in capital expenditures in 1998 compared to 1997 resulted from suitable capacity in place to serve current clients' requirements.

     On May 20, 1998, the Company entered into a new $250.0 million Senior Facility and repaid the amount outstanding under a prior line-of-credit facility. The Senior Facility consists of a $100.0 million Revolving Facility and a $150.0 million Term Loan. In connection with securing the Senior Facility the Company paid fees and expenses of $2.2 million. As of June 28, 1998, the Company had outstanding borrowings of $10.9 million under the Revolving Facility and $150.0 million under the Term Loan.

     On May 20, 1998, the Company completed the acquisition of all of the common stock of ITI Holdings, Inc. The purchase price was $149.2 million, net of cash acquired and was financed with proceeds from the $150.0 million Term Loan discussed above. The ITI acquisition is expected to contribute positively to the Company's operating results beginning in fiscal year 1999.

     The Company expects that cash from future operations and available borrowings under the new Senior Facility will be sufficient to meet normal operating needs as well as fund any additional business growth for the balance of fiscal year 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
FORWARD-LOOKING STATEMENTS

     Statements contained herein regarding the Company's expected growth, prospective business opportunities and future expansion plans are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There can be no assurance that the Company will be able to maintain its growth rate and effectively manage its profitability. Changes in or events affecting clients' businesses may have a material impact on the Company's net revenue and earnings. In the future, the Company may experience excess peak period capacity when it opens a new customer optimization center or terminates or completes a large client program. The Company's agreements with its clients generally do not assure that the Company will generate a specific level of revenue, do not designate the Company as the client's exclusive service provider, and are terminable by the clients on relatively short notice. The Company's revenue and profitability may also be affected by changes in client's use of telemarketing programs as a method for customer acquisition and available telemarketing capacity from the Company's competitors. In addition, the amount of revenue the Company generates from a particular client generally is dependent upon customers' interest in, and use of, the client's products or services. Readers are encouraged to review the section captioned "Information Regarding Forward-Looking Statements" in its annual report on Form 10-K for the year ended December 28, 1997, which describe other important factors that may impact the Company's business, results of operations and financial condition.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a)    The Annual Meeting of Share Owners of the Registrant was held on
                May 19, 1998.
         (b)    Not applicable.
         (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                 NAME                         FOR        WITHHOLD AUTHORITY
                 ----                         ---        ------------------
Thomas M. Collins                          45,700,153        1,142,834
George D. Dalton                           46,456,675          386,312
Theodore G. Schwartz                       46,446,423          396,564
Marc S. Simon                              46,448,511          394,476
Morris R. Shechtman                        46,447,876          395,111
Paul G. Yovovich                           46,458,520          384,467

                2. Set forth below is the tabulation of the votes for the proposal to approve the reservation of an additional 4,400,000
                Common Shares to be available for issuance pursuant to the Company's 1995 Stock Incentive Plan.

For.............................................  28,482,336
Against.........................................  13,794,656
Withhold Authority..............................      44,763
Broker Non-Vote.................................   4,521,232

         (d)    Not applicable.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K: Exhibit (11)--Statement
                Re: Computation of Earnings Per Share on page 15 and Exhibit
                (27)--Financial Data Schedule on page 16.
                Reports on Form 8-K. On March 30, 1998, the Company filed a report on Form 8-K which advised investors about expected earnings for the first quarter of 1998. On April 10, 1998, the Company filed a report on Form 8-K which filed an amended and restated 1995 Incentive Stock Plan. On April 20, 1998, the
                Company filed a report on Form 8-K which disclosed its first quarter results of operations. On May 1, 1998, the Company filed a report on Form 8-K which announced that it had signed a definitive agreement to acquire through merger ITI Holdings,
         (b)
                Inc. On June 14, 1998, the Company filed a report on Form 8-K dated May 20, 1998, which disclosed that it had acquired through merger ITI Holdings, Inc. On June 25, 1998, the Company filed a current report on Form 8-K which announced a restructuring charge for the second quarter of 1998 and advised investors about expected earnings for the second, third and fourth quarters of 1998.
                Subsequent to the end of the quarter, the Company filed a report on Form 8-K dated July 20, 1998, which disclosed its second quarter results of operations. In addition, on August 3, 1998, the Company filed a report on Form 8-K/A dated May 20, 1998, which included audited financial statements for ITI Holdings, Inc. as of December 31, 1997, 1996 and 1995, and unaudited pro forma consolidated condensed financial statements for APAC
                TeleServices and Subsidiaries consisting of a balance sheet as of March 28, 1998, statement of operations for the fifty-two weeks ended December 28, 1997, and statement of income for the thirteen weeks ended March 29, 1998.