Form 10-Q
period 1998-09-27
APAC TELESERVICES INC
filed 1998-11-12
CIK 949297

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 27, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of   1934   For   the   Transition   Period   From   _________________   to
_____________________

Commission file number 0-26786

                             APAC TELESERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Illinois                                        36-2777140
----------------------------------------     -----------------------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

    One Parkway North Center, Suite 510
            Deerfield, Illinois                                  60015
-----------------------------------------    -----------------------------------
  (Address of principal executive office)                       (Zip Code)

                                 (847) 374-4980
--------------------------------------------------------------------------------
                           (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Shares, $0.01 par value-47,300,715 shares outstanding as of November 9, 1998.

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Consolidated Condensed Balance Sheets as of September 27, 1998, and        3
    December 28, 1997

    Consolidated Condensed Statements of Income for the Thirteen and
    Thirty-Nine Weeks Ended September 27, 1998, and September 28, 1997         4

    Consolidated Condensed Statements of Cash Flows for the
    Thirty-Nine Weeks Ended September 27, 1998, and
    September 28, 1997                                                         5

    Notes to Consolidated Condensed Financial Statements as of
    September 27, 1998                                                       6-9


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                      10-13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                    15

EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       SEPTEMBER 27,        DECEMBER 28,
                                                           1998                 1997
                      ASSETS                            (Unaudited)        (Audited, Note 1)
 -------------------------------------------------   ------------------    ----------------
                                                      (000's omitted, except share data)
 CURRENT ASSETS:
   Cash                                                      $    13,252    $       219
   Accounts receivable, net                                       85,685         73,462
   Deferred tax assets                                             5,875            200
   Other current assets                                            3,530          2,273
                                                             -----------    -----------
     Total current assets                                        108,342         76,154

 PROPERTY AND EQUIPMENT                                          155,710        136,291
 Less - accumulated depreciation                                  58,769         38,825
                                                             -----------    -----------
     Property and equipment, net                                  96,941         97,466

 GOODWILL AND OTHER INTANGIBLE ASSETS                            149,240         13,522
 Less - accumulated amortization                                   4,464            894
                                                             -----------    -----------
     Goodwill and other intangible assets, net                   144,776         12,628

 OTHER ASSETS                                                      5,136          1,497
                                                             -----------    -----------
   Total assets                                              $   355,195    $   187,745
                                                             ===========    ===========

       LIABILITIES AND SHARE OWNERS' EQUITY
--------------------------------------------------------
 CURRENT LIABILITIES:
   Notes payable                                             $    16,819    $    23,802
   Accounts payable                                                6,964         11,156
   Other current liabilities                                      57,789         20,681
                                                             -----------    -----------
     Total current liabilities                                    81,572         55,639

 LONG-TERM DEBT, NET                                             137,143          1,863

 DEFERRED INCOME TAXES                                             4,350          5,460

 OTHER LIABILITIES                                                 7,167           --

 COMMITMENTS AND CONTINGENCIES

 SHARE OWNERS' EQUITY:
   Preferred Shares, $0.01 par value; 50,000,000
     shares authorized; none issued and outstanding                 --             --
   Common  Shares, $0.01 par value; 200,000,000
     shares authorized, 48,881,000 shares issued
     at September 27, 1998; 48,794,000 shares
     issued and outstanding at December 28, 1997                     489            488
   Additional paid-in capital                                     92,866         91,788
   Retained earnings                                              37,259         32,507
    Less - treasury shares, at cost; 1,609,000
     shares at September 27, 1998                                 (5,651)          --
                                                             -----------    -----------
     Total share owner equity                                    124,963        124,783
                                                             -----------    -----------
   Total liabilities and share owners' equity                $   355,195    $   187,745
                                                             ===========    ===========
See notes to consolidated condensed financial statements



                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                      --------------------------------    -------------------------------
                                       SEPTEMBER 27,     SEPTEMBER 28,      SEPTEMBER 27,      SEPTEMBER 28,
                                           1998             1997              1998              1997
                                      ---------------   --------------    --------------   --------------
                                                    (000's omitted, except per share data)

Net revenue                               $119,343         $ 79,841         $318,072         $261,745

Operating expenses:
  Cost of services                          94,245           64,000          251,086          195,399
  Selling, general and
     administrative expenses                15,712           11,970           43,594           34,276
  Restructuring charge                        --               --              9,000             --
                                          --------         --------         --------         --------
         Total operating expenses          109,957           75,970          303,680          229,675
                                          --------         --------         --------         --------
  Income from operations                     9,386            3,871           14,392           32,070
Interest expense, net                        2,983              349            5,140              987
                                          --------         --------         --------         --------
   Income before income taxes                6,403            3,522            9,252           31,083
Provision for income taxes                   2,980            1,504            4,500           11,979
                                          ========         ========         ========         ========
  Net income                              $  3,423         $  2,018         $  4,752         $ 19,104
                                          ========         ========         ========         ========
Net income per share:
  Basic                                   $   0.07         $   0.04         $   0.10         $   0.40
  Diluted                                 $   0.07         $   0.04         $   0.10         $   0.40
                                          ========         ========         ========         ========

Weighted average number of
  shares outstanding:
  Basic                                     48,505           47,637           48,773           46,983
  Diluted                                   48,956           48,810           49,590           48,193
                                          ========         ========         ========         ========


See notes to consolidated condensed financial statements.





                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THIRTY-NINE WEEKS ENDED
                                                       ------------------------------------
                                                        SEPTEMBER 27,       SEPTEMBER 28,
                                                             1998                1997
                                                       ----------------     ---------------
                                                                 (000's omitted)
OPERATING ACTIVITIES:
  Net income                                                  $4,752              $19,104
  Depreciation and amortization                               26,701               15,868
  Deferred income taxes                                       (3,425)               1,116
  Write-off of in-process research and
    development costs                                             --                  600
  Change in operating assets and liabilities                  27,767              (14,956)
                                                       ----------------     ---------------
    Net cash provided by operations                           55,795               21,732

INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash
    acquired                                                (149,229)                (897)
  Purchases of property and equipment, net                    (6,805)             (36,921)
                                                       ----------------     ---------------
    Net cash used by investing activities                   (156,034)             (37,818)

FINANCING ACTIVITIES:
  Proceeds from Term Loan                                    150,000                   --
  Net borrowings (payments) under revolving
    credit facilities                                        (21,600)              11,900
  Payments on long-term debt                                  (3,689)                (126)
  Decrease in book overdraft                                  (4,679)                (977)
  Purchases of treasury shares                                (5,651)                  --
  Proceeds from employee stock transactions,
    including related tax benefits                             1,079                5,299
  Payment of debt issuance costs                              (2,188)                  --
                                                       ----------------     ---------------
    Net cash provided by financing activities                113,272               16,096
                                                       ----------------     ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    $13,033                  $10
                                                       ================     ===============


See notes to consolidated condensed financial statements.



                    APAC TELESERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1998
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 27, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 1998. The balance sheet at December 28, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1997.

2. BALANCE SHEET DETAIL

The components of other current liabilities included in the consolidated condensed balance sheets as of September 27, 1998, and December 28, 1997, are as follows:

                                                        1998            1997
                                                     ------------    -----------
                                                          (000's omitted)
                     Payroll and related items           $20,089        $14,555
                     Customer deposits                     7,213            283
                     Telecommunication costs               2,048          1,643
                     Acquisition-related                  16,416             --
                     liabilities
                     Restructuring charge                  4,856             --
                     Other                                 7,167          4,200
                                                     ============    ===========
                        Total                            $57,789        $20,681
                                                     ============    ===========

Other noncurrent liabilities of $7.2 million included in the consolidated condensed balance sheet as of September 27, 1998, principally consist of long-term customer deposits.

3. INCOME TAXES

A reconciliation of the statutory Federal income tax rate to the actual effective income tax rate for the thirty-nine week periods ended September 27, 1998 and September 28, 1997, is as follows:

                                                         1998           1997
                                                      -----------    -----------
                     Statutory rate                        35.0%          35.0%
                     State taxes, net of Federal
                        benefit and state credits          4.9            2.7
                     Goodwill and other intangibles        8.5            0.6
                     Work Opportunity Tax Credit          (2.1)          (1.0)
                     Other                                 2.3            1.2
                                                      ===========    ===========
                     Effective rate                        48.6%          38.5%
                                                      ===========    ===========

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1998
                                   (UNAUDITED)

3. INCOME TAXES--CONTINUED

Components of deferred tax assets of $5.9 million included in the consolidated condensed balance sheet as of September 27, 1998, principally consist of restructuring reserve of $1.9 million, acquisition-related liabilities of $2.7 million and payroll and related items of $1.3 million.

4. DEBT

On May 20, 1998, the Company entered into a $250.0 million Senior Credit Facility ("Credit Facility") with a group of lending institutions and at the same time repaid all amounts outstanding on its prior $80.0 credit facility. On September 8, 1998, the Credit Facility was amended, reducing the available borrowings to $225.0 million. The Credit Facility consists of a $150.0 million Term Loan and a $75.0 million Revolving Facility. The Company is required to make quarterly principal payments on the Term Loan, ranging from $3.0 million to $7.0 million per quarter, with a final payment of $61.0 million due June 1, 2003. Proceeds from the Term Loan were used to acquire the outstanding common stock of ITI Holdings, Inc. Borrowings under the Revolving Facility will be used to provide working capital. Borrowings under the Credit Facility bear interest at a rate based on the Company's choice of either the LIBOR index rate for periods of 30, 60, or 90 days plus an applicable margin ranging from .875% to 1.625% depending on the Company's total debt ratio, as defined, or the base rate as defined in the Credit Facility. The base rate is the greater of the prime commercial lending rate of the agent bank or the Federal funds rate plus .5%. At September 27, 1998, the Company had $2.0 million outstanding under the Revolving Facility and $147.0 million outstanding under the Term Loan.

The Company has entered into various interest rate agreements with one of the parties to the Credit Facility. On May 20, 1998, the Company entered into an interest rate swap agreement ("Swap") and an interest rate cap agreement ("Cap") to hedge a portion of the interest rate risk associated with its floating rate debt. Under the terms of the Swap, through June 1, 2003, the Company pays a fixed interest rate of 6.0% and receives a floating rate payment based on the 30-day LIBOR rate. The Swap had an initial notional amount of $100.0 million and amortizes, pro rata, with principal payments on the Term Loan. Under the terms of the Cap, through June 1, 2003, the Company will receive payments any time the 30-day LIBOR rate exceeds 6.0%. The Cap had an initial notional amount of $50.0 million and amortizes, pro rata, with principal payments on the Term Loan.

5. ACQUISITION

     On May 20, 1998, the Company acquired through merger all of the common stock of ITI Holdings, Inc., the sole shareholder of ITI Marketing Services, Inc. ("ITI"), a leading teleservices provider based in Omaha, Nebraska. In exchange for all of the common stock of ITI, the Company paid $149.2 million net of cash acquired. The initial purchase price was funded with proceeds from a $150.0 million Term Loan. ITI provides telephone-based sales, marketing and customer management services to corporate clients that have high volumes of incoming and/or outgoing calls through a network of customer contact centers. The acquisition has been accounted for as a purchase and, accordingly, the assets and liabilities and results of operations of ITI have been included in the Company's consolidated condensed financial statements since the date of acquisition.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1998
                                   (UNAUDITED)

5. ACQUISITION--CONTINUED

The excess of purchase price over the fair value of assets acquired, liabilities assumed and additional liabilities recorded of $137.1 million has been allocated to intangible assets based upon their fair values. Allocations are subject to valuations as of the date of the acquisition based on an appraisal which is subject to change. Final allocations may be different from amounts presented as of September 27, 1998. Intangible assets acquired consist of $3.6 million for assembled workforce, $36.8 million for customer relationships and $96.7 for goodwill. Intangible assets are amortized over their estimated useful lives which range from 7 to 25 years. In addition, ITI had accumulated net operating loss carryforwards of approximately $16.0 million which have not been assigned value. Any realization of future tax benefits from these net operating loss carryforwards will result in a reduction of goodwill.

The pro forma results of operations below give effect to actual results as if the acquisition had occurred on December 29, 1997, and December 30, 1996, respectively, and include adjustments for unfavorable telephone contracts, goodwill and intangible asset amortization, interest expense and income taxes.

                                          THIRTY-NINE        FIFTY-TWO WEEKS
                                          WEEKS ENDED             ENDED
                                          SEPTEMBER 27,        DECEMBER 28,
                                              1998                 1997
                                        -----------------    ----------------
                                          (000's omitted, except per share
                                                       data)
                                                    (Unaudited)
  Net revenue                               $380,572            $501,964
  Income (loss) before cumulative
    effect of accounting change                 4,882             (8,360)
  Net income (loss)                             4,882            (10,560)
                                        =================    ================
  Per share data:
    Basic:
      Income (loss) before
        cumulative effect of                   $0.10              ($0.17)
        accounting change
      Net income (loss)                        $0.10              ($0.22)
                                        =================    ================
    Diluted:
      Income (loss) before
        cumulative effect of                   $0.10              ($0.17)
        accounting change
      Net income (loss)                        $0.10              ($0.22)
                                        =================    ================

The pro forma results of operations do not necessarily represent operating results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of future operating results of the combined companies.

6. RESTRUCTURING

In connection with the acquisition of ITI, the Company identified opportunities to improve its operating efficiencies and reduce costs. Accordingly, on June 24, 1998, the Company adopted a restructuring plan which included closing customer contact centers, reconfiguring certain administrative support facilities and reducing the workforce by approximately 80 salaried employees. The restructuring charge of $9.0 million includes $4.5 million for write-down of leasehold improvements and equipment, $3.3 million for employee severance costs and $1.2 million for lease termination costs. The restructuring is expected to be completed by the end of the first quarter of 1999. The restructuring charge net of applicable income taxes amounted to $5.5 million, or $0.11 per share.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1998
                                   (UNAUDITED)

7. TREASURY STOCK REPURCHASE PROGRAM

On August 31, 1998, the Board of Directors authorized the Company to repurchase, from time to time at managements' discretion, up to 2.5 million shares of its outstanding common shares at market prices. At September 27, 1998, the Company had repurchased 1,609,000 shares at an average price of $3.50 per share.

8. LEGAL PROCEEDINGS

The Company, certain of its officers and directors and the lead underwriters of a public offering of the Company's securities were named as defendants in three purported class action lawsuits filed in federal district court for the Southern District of New York in December 1997 and January 1998. The lawsuits were consolidated in April 1998 into one lawsuit. The lawsuit alleges violations of the federal securities laws in connection with the Company's November 1996 Prospectus and other public statements which are alleged to have omitted certain disclosures with respect to the Company's agreement with a large parcel delivery client. The complaint as amended seeks, among other things, unspecified damages and an award of attorney's fees, costs and expenses. The Company filed a motion to dismiss the lawsuit on September 10, 1998, which is pending. The Company denies all allegations of wrongdoing and continues to believe that it has meritorious defenses.

9. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, ("SFAS No. 130") "Reporting Comprehensive Income," which established standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by share owners and distributions to share owners. The financial statement presentation under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997, and is required in all interim period financial statements. The Company adopted the provisions of SFAS No. 130 in January 1998. As of September 27, 1998, the Company had no transactions separately identified as components of "other comprehensive income" under SFAS No. 130.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging
Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contacts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This pronouncement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APAC TeleServices, Inc. and Subsidiaries (the "Company") provides high volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, technology, telecommunications and utilities industries throughout the United States. The Company's client base is comprised of large companies with the need for cost-effective means of contacting and servicing current and prospective customers. The Company has three service offerings. The Sales Solutions division provides outbound sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. In August 1997, the Company expanded its service offerings through the acquisition of Paragren Technologies, Inc. ("Paragren") which specializes in software-based consumer marketing to optimize customer relationships. Paragren's software enables marketing professionals to perform on-line exploratory analysis, descriptive and predictive modeling, promotion planning, detailed customer segmentation, and campaign execution and evaluation. The results of Paragren's operations are included with the results of operations of the Service Solutions division. In May 1998, the Company increased its market presence with the acquisition of ITI Holdings, Inc., the sole shareholder of ITI Marketing Services, Inc. ("ITI"). ITI, like the Company, provides telephone-based sales, marketing and customer management services to corporate clients. As of September 27, 1998, the Company operated and managed approximately 13,600 workstations in 86 customer contact centers.

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

The following table sets forth statement of income data as a percent of net revenue from services provided by the Company for the thirteen and thirty-nine week periods ended September 27, 1998, and September 28, 1997.


                                          THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                      -----------------------------    -----------------------------
                                       SEPTEMBER 27,   SEPTEMBER 28,    SEPTEMBER 27,   SEPTEMBER  28,
                                           1998            1997            1998             1997
    Net revenue:
       Sales solutions

       Service solutions                   47.3%             50.1%           48.7%          52.6%
                                           52.7              49.9            51.3            47.4
                                      -------------    ------------    ------------    -------------
         Total net revenue                100.0             100.0           100.0           100.0
    Operating expenses:
       Cost of services                    79.0             80.2            79.0             74.6
       Selling, general and
           administrative expenses         13.1             15.0            13.7             13.1
      Restructuring charge                   --               --             2.8               --
                                      -------------    ------------    ------------    -------------
        Total operating expenses           92.1             95.2            95.5             87.7
                                      -------------    ------------    ------------    -------------
       Income from operations               7.9              4.8             4.5             12.3
    Interest expense, net                   2.5              0.4             1.6              0.4
                                      -------------    ------------    ------------    -------------
        Income before income taxes          5.4              4.4             2.9             11.9
    Provision for income taxes              2.5              1.9             1.4              4.6
                                      =============    ============    ============    =============
      Net income                            2.9%             2.5%            1.5%             7.3%
                                      =============    ============    ============    =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

RESULTS OF OPERATIONS

Net revenue for the quarter and nine months ended September 27, 1998, increased $39.5 million or 49.5% and $56.3 million or 21.5%, respectively, compared to the same periods in 1997. The increases are primarily attributed to the inclusion of the results of ITI from the acquisition date of May 1998. Net revenue for the Sales Solutions division for the quarter and nine months ended September 27, 1998, increased $16.4 million or 41.0% and $17.2 million or 12.5%, respectively, compared to last year as a result of the inclusion of revenue from ITI. Revenue from financial services clients declined in the third quarter of 1998 due in part to consolidation in the financial services industry. Increasing revenue from the Company's largest telecommunications client offset these declines. Sales Solutions' average selling prices in 1998 declined as compared to 1997 due to client mix and marketplace pricing pressures. The Service Solutions division's net revenue for the quarter and nine months ended September 27, 1998, increased $23.1 million or 58.1% and $39.1 million or 31.5%, respectively, compared to last year due to service initiated for a new telecommunications client and the inclusion of revenue from ITI and Paragren. Service Solutions revenue growth during the first nine months of 1998 was partially offset by a 25% reduction in revenue from the Company's large parcel delivery client as a result of improved operating efficiencies in the management of client-owned call centers.

Cost of services as a percent of net revenue increased to 79.0% in the first nine months of 1998 compared to 74.6% in the same period in 1997. This increase reflects the reduction of profit margins due to lower selling prices, excess capacity resulting from reductions in expected call volumes in the Sales Solutions division and higher direct wages and benefits in both divisions. In the third quarter cost of services as percent of net revenue decreased from 80.2% in 1997 to 79.0% in 1998. The decrease was due to the net effect of lower selling prices, higher direct wages and benefits, the receipt of non-recurring cost reimbursements, during the third quarter and non-recurring costs associated with a labor strike at a large parcel delivery client a year ago.

Selling, general and administrative expenses for the quarter and nine months ended September 27, 1998, increased $3.7 million or 31.3% and $9.3 million or 27.2%, respectively, compared to the same periods in 1997 due to the inclusion of selling, general and administrative expenses of ITI and Paragren and to the amortization of goodwill and other intangible assets acquired in connection with the acquisitions of both companies. Amortization of goodwill and other intangible assets for the quarter and nine months ended September 27, 1998, amounted to $2.1 million and $3.9 million, respectively. In the third quarter selling, general and administrative expenses as a percent of net revenue decreased from 15.0% in 1997 to 13.1% in 1998 due to workforce reduction achieved through a restructuring plan adopted in the second quarter of 1998 and reduced payments under performance-based pay programs.

In June 1998, the Company adopted a restructuring plan and recorded a $9.0 million charge. The after tax impact of the restructuring charge in the second quarter amounted to $5.5 million or $0.11 per share. The restructuring charge provides for the estimated costs to close customer optimization centers, reconfigure certain administrative support facilities and reduce the workforce by approximately 80 salaried employees.

Net interest expense for the quarter and nine months ended September 27, 1998, increased by $2.6 million and $4.2 million, respectively, compared to the same periods in 1997. These increases reflect interest and amortization of debt issuance costs on the new Credit Facility used to finance the purchase of ITI on May 20, 1998, as well as increased average borrowing levels.

The $4.5 million and $12.0 million provisions for income taxes recognized for the nine months ended September 28, 1998, and September 28, 1997, respectively, are based upon the Company's estimated annual

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

RESULTS OF OPERATIONS--CONTINUED

effective income tax rates. The increase in the Company's effective income tax rate to 48.6% for the first nine months of 1998 from 38.5% in the same period a year ago was principally due to goodwill amortization related to the acquisitions of ITI and Paragren not being deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first nine months of 1998 totaled $55.8 million. Income adjusted for non-cash items and deferred income taxes amounted to $28.0 million in the first nine months of 1998. Reflected in total cash from operations is the receipt of customer deposits of $10.5 million, $6.5 million from a reduction in days sales outstanding resulting from improvement in collections of accounts receivable, and a decrease in cash required for general working capital purposes. The Company spent $6.8 million in the first nine months of 1998 to standardize and upgrade telecommunications equipment and systems. These expenditures were funded by cash from operations. Capital expenditures in 1998 are lower than in 1997 due to increased utilization of capacity placed into service in late 1996 and early 1997.

On May 20, 1998, the Company entered into a new $250.0 million Credit Facility and at the same time repaid all amounts outstanding under its prior $80.0 million credit facility. On September 8, 1998, the Credit Facility was amended, reducing the available borrowings to $225.0 million. The Credit Facility consists of a $150.0 million Term Loan and $75.0 million Revolving Facility. The Company is required to make quarterly principal payments over the next twelve months amounting to $13.0 million. In connection with securing the Credit Facility, the Company paid fees and expenses of $2.2 million. As of September 27, 1998, the Company had outstanding borrowings of $2.0 million under the Revolving Facility and $147.0 million under the Term Loan.

On May 20, 1998, the Company completed the acquisition of all of the common stock of ITI Holdings, Inc. The purchase price was $149.2 million net of cash acquired and was financed with proceeds from the $150.0 million Term Loan discussed above.

In June 1998, the Company adopted a restructuring plan which included closing customer contact centers, reconfiguring certain administrative support facilities and reducing the workforce by approximately 80 salaried employees. The restructuring charge of $9.0 million included $4.5 million for write-down of leasehold improvements and equipment, $3.3 million for employee severance costs and $1.2 million for lease-termination costs. During the third quarter the Company made payments of $1.8 million for employee severance and lease termination costs.

On August 31, 1998, the Board of Directors authorized the Company to repurchase up to 2.5 million shares of its outstanding common shares at market prices. At September 27, 1998, the Company had repurchased 1,609,000 shares at a cost of $5.6 million.

The Company expects that cash from future operations and available borrowings under the new Credit Facility will be sufficient to meet normal operating needs as well as fund any additional business growth for the balance of fiscal year 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

YEAR 2000 COMPLIANCE

The Year 2000 issue, common to most companies, concerns the inability of information and non-information systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. Time sensitive computer equipment and software with embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect both computer equipment and software and other equipment that relies on microprocessors.

During the last four months Senior Information Technology Management under the direction of the Audit Committee of the Board of Directors has completed a company-wide evaluation of the impact of a potential Year 2000 problem on its computer systems, applications and other date-sensitive equipment. Equipment and systems that are not Year 2000 compliant have been identified and will be corrected through equipment replacement, remediation of code in software programs, or migration to a Year 2000 compliant platform. The Company estimates that approximately 20% of the remediation of code in software programs was completed as of October 31, 1998. All Year 2000 compliance issues are expected to be corrected by July 1, 1999. Through September 27, 1998, the Company has spent approximately $500,000 to address Year 2000 issues. Total costs required to correct Year 2000 issues are currently estimated to be approximately $3.0 million and principally consist of equipment upgrades and software code remediation.

While the Company believes that its efforts will adequately address its internal Year 2000 concerns, it is possible that the Company will be adversely affected by problems encountered by key customers and suppliers. The Company is in the process of initiating discussions with significant customers and suppliers in an effort to determine and assess those parties' Year 2000 compliance status. The Company is dependent on computer and telecommunications companies for computer equipment and software and telephone systems and service. The Company expects to complete its evaluation of customers and suppliers by December 31, 1998. Based upon the results of its assessments of customers and suppliers compliance status, the Company will develop appropriate contingency plans. The Company expects contingency plans will be in place by May 1, 1999. The Company would be unable to perform its work without access to outbound and/or inbound telephony capabilities, resulting in the loss of revenue, the extent and materiality of which would depend on the length of the time required to restore access.

FORWARD-LOOKING STATEMENTS

Statements contained herein regarding the Company's expected growth, prospective business opportunities and future expansion plans are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There can be no assurance that the Company will be able to maintain its growth rate and effectively manage its profitability. Changes in or events affecting clients' businesses may have a material impact on the Company's net revenue and earnings. In the future, the Company may experience excess peak period capacity when it opens a new customer contact center or terminates or completes a large client program. The Company's agreements with its clients generally do not assure that the Company will generate a specific level of revenue, do not designate the Company as the client's exclusive service provider, and are terminable by the clients on relatively short notice. The Company's net revenue and profitability may also be affected by changes in clients' use of telemarketing programs as a method for customer acquisition and available telemarketing capacity from the Company's competitors. In addition, the amount of revenue the Company generates from a particular client generally is dependent upon customers' interest in, and use of, the client's products or services. Readers are encouraged to review the section captioned "Information Regarding Forward-Looking Statements" in its annual report on Form 10-K for the year ended December 28, 1997, which describe other important factors that may impact the Company's business, results of operations and financial condition.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company, certain of its officers and directors and the lead underwriters of certain public offerings of the Company's securities were named as defendants in three purported class action lawsuits filed in federal district court for the Southern District of New York in December 1997 and January 1998. The lawsuits were consolidated in April 1998 into one lawsuit. The lawsuit alleges violations of the federal securities laws in connection with the Company's November 1996 Prospectus and other public statements which are alleged to have omitted certain disclosures with respect to the Company's agreement with a large parcel delivery client. The complaint as amended seeks, among other things, unspecified damages and an award of attorney's fees, costs and expenses. The Company filed a motion to dismiss the lawsuit on September 10, 1998, which is pending. The Company denies all allegations of wrongdoing and continues to believe that it has meritorious defenses. The lawsuits were first disclosed in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1997, and there have been no other disclosures in the Company's filings.

ITEM 5.  OTHER INFORMATION

The Company's By-Laws provide that share owners seeking to bring nominations and other business before the annual meeting of share owners must give written notice not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, prior to the first anniversary of the preceding year's annual meeting of share owners. Such notice must be delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Company at the principal executive offices of the Company and must include certain information regarding any proposed nominee or proposed business and the share owner giving the notice. In order for a notice to be timely with respect to matters to be brought before the Company's 1999 annual meeting of share owners, pursuant to the Company's By-Laws, such notice must be received by the Secretary of the Company not earlier than the close of business on January 19, 1999, nor later than the close of business on February 18, 1999. These requirements are separate from and in addition to the requirements a share owner must meet to have a proposal included in the Company's proxy statement. Any share owner desiring a copy of the Company's By-Laws will be furnished one upon written request to the Secretary of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following  documents are furnished as exhibits and numbered  pursuant to
    Item 601 of Regulation S-K:

         Exhibit

          Number                         Description

       -------------    ----------------------------------------------
           3.2          By-Laws as amended through October 21, 1998
            10          Amended and Restated Credit Agreement and
                           First Amendment to Agreement
            11          State Re: Computation of Earnings Per Share
            27          Financial Data Schedule

(b) Reports on Form 8-K. On July 20, 1998, the Company filed a report on Form 8-K which disclosed its second quarter results of operations. On August 3, 1998, the Company filed a report on Form 8-K/A dated May 20, 1998, which included audited financial statements for ITI Holdings, Inc. as of December 31, 1997, 1996 and 1995, and unaudited pro forma consolidated condensed financial statements for APAC TeleServices and Subsidiaries consisting of a balance sheet as of March 28, 1998, statement of operations for the fifty-two weeks ended December 28, 1997, and statement of income for the thirteen weeks ended March 29, 1998. On August 31, 1998, the Company filed a current report on Form 8-K which announced the repurchase of up to 2.5 million shares of its outstanding common shares. Subsequent to the end of the quarter, the Company filed a report on Form 8-K dated October 19, 1998, which disclosed its third quarter results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            APAC TELESERVICES, INC.

Date:   November 12, 1998                By:        /s/ Marc S. Simon
                                              ------------------------------
                                                      President and
                                                 Chief Operating Officer

Date:    November 12, 1998               By:       /s/ Philip B. Wade
                                              ------------------------------
                                              Vice President and Controller