Form 10-K405
period 1999-01-03
APAC TELESERVICES INC
filed 1999-04-05
CIK 949297

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 3, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  to

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

                                               Names of each exchange
                                                 on which registered
          Title of Each Class                           None
                 None
Securities registered pursuant to Section 12(g) of the Act:

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 22, 1999, 47,485,085 Common Shares were outstanding.

   The aggregate market value of the Registrant's Common Shares held by nonaffiliates on March 22, 1999 was approximately $84,014,245.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Registrant's Proxy Statement for Annual Meeting of Share Owners to be held on May 18, 1999 are incorporated by reference in
                                   Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

General

   APAC TeleServices, Inc. and its Subsidiaries ("APAC" or the "Company") provides high volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, and telecommunications industries throughout the United States. The Company's client base is comprised of large companies with the need for cost-effective means of contacting and servicing current and prospective customers. On May 20, 1998, the Company increased its market presence by acquiring ITI Holdings, Inc., the sole shareholder of ITI Marketing Services, Inc. ("ITI"). Like the Company, ITI provides telephone-based sales, marketing and customer management services on an outsourced basis to corporate clients that have high volumes of incoming and/or outgoing calls. The Company operates and manages 12,720 workstations in 77 Customer Contact Centers. The Customer Contact Centers are managed centrally through the application of extensive telecommunications and computer technology to promote the consistent delivery of quality service. The Company has three primary service offerings: Outbound Sales and Marketing Solutions ("Sales Solutions"), Inbound Customer Service Solutions ("Service Solutions"), and Paragren software and services. In December 1998, the Company's management, having determined that the value of Paragren will be enhanced through a combination with a more appropriate owner, approved a plan to sell Paragren's software development business. Accordingly, the Paragren business has been accounted for as a discontinued operation as of January 3, 1999.

   The Company's net revenue for fiscal 1998 was $425.0 million, an increase of $74.5 million or 21.3% compared to fiscal 1997. Largely as a result of the financial performance of ITI's Sales Solutions business and the decision to discontinue the Paragren business, the Company's operating results deteriorated significantly during the fourth quarter of fiscal 1998. The Company had a net loss for fiscal 1998 of $79.3 million or $1.63 per share, compared to a net loss of $1.2 million or $0.03 per share for fiscal 1997. Included in the losses for the quarter and fiscal year was $79.3 million of nonrecurring charges principally related to a long-lived asset impairment associated with the ITI business. The Company also recorded a pretax loss of $9.5 million on the discontinuance of its Paragren software development business in the fourth quarter and fiscal year.

Sales Solutions

   Services. Sales Solutions provides outbound sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. Sales Solutions generated $199.5 million of net revenue, or 46.9% of the Company's total net revenue, in fiscal 1998, an increase of $16.6 million or 9.1% compared to fiscal 1997.

   Sales Solutions activities typically begin when APAC calls a consumer or business prospect targeted by one of its clients to offer the client's products or services. Prospect information, which APAC typically receives electronically from its clients, is selected to match the demographic profile of the targeted customer for the product or service being offered. APAC's data management system sorts the prospect information and delivers it to one of the Sales Solutions Customer Contact Centers. Computerized call-management systems utilizing predictive dialers automatically dial the telephone numbers, determine if a live connection is made, and present connected calls to a sales representative who has been specifically trained for the client's program. When a call is presented, the prospect's name, other information about the prospect, and the program script simultaneously appear on the sales representative's computer screen. The sales representative then uses the script to solicit an order for the client's product or service or to request information which will be added to the client's database. APAC's advanced systems permit on-line monitoring of marketing campaigns allowing its clients to refine programs while in progress.

   Clients. APAC targets those companies with large customer bases and the greatest potential to generate recurring revenue driven by their ongoing telephone-based direct sales and marketing needs. Sales Solutions currently specializes in three industries:

  Telecommunications--APAC provides Sales Solutions services to the telecommunications industry, primarily servicing long distance, regional and wireless telecommunications companies. The Company's services include new account acquisition, direct sales of custom calling features, personalized "800" and long distance services and other customer retention services in both the business and consumer market segments. The Company's most significant relationship in this industry is with AT&T Corporation ("AT&T"), which accounted for 20.0% of the Company's Sales Solutions net revenue in fiscal 1998. Sales Solutions' net revenue from telecommunications industry clients represented 31.8%, 33.7% and 39.0% of the Company's total Sales Solutions net revenue, and 14.9%, 17.6% and 20.0% of the Company's total net revenue, in fiscal years 1998, 1997 and 1996, respectively.

  Insurance--APAC is a major marketer of insurance products across the United States. The Company works with large consumer insurance companies and their agents, marketing products such as life, accident, health, and property and casualty insurance. The Company employs approximately 515 insurance agents licensed to sell insurance to consumers in a total of 49 states and the District of Columbia. Significant relationships in this industry include Mass Marketing Insurance Group and J.C. Penney Life Insurance Company, which clients accounted for 10.3% and 9.6%, respectively, of the Company's Sales Solutions net revenue in fiscal 1998. Sales Solutions net revenue from insurance industry clients represented 28.4%, 33.2% and 32.9% of the Company's total Sales Solutions net revenue, and 13.3%, 17.3% and 16.9% of the Company's total net revenue, in fiscal years 1998, 1997 and 1996, respectively.

  Financial Services--APAC provides sales and marketing services to many of the largest U.S. credit card issuers. The Company's services include customer account acquisition, credit line expansion, balance consolidation, cardholder retention and sales of other banking products and services. Sales Solutions net revenue from financial service industry clients represented 23.5%, 31.6% and 24.2% of the Company's total Sales Solutions net revenue, and 11.0%, 16.5% and 12.4% of the Company's total net revenue, in fiscal years 1998, 1997 and 1996, respectively.

   Sales Solutions provided services to 56 clients in fiscal 1998. Sales Solutions operates generally under contracts that may be terminated or modified on short notice. However, the Company tends to establish long-term relationships with its clients. The Company generally is paid a fixed fee for each hour that it provides a sales representative under its Sales Solutions contracts. Except for AT&T no Sales Solutions' client accounted for more than ten percent of the Company's total net revenue in fiscal years 1998, 1997 or 1996.

Service Solutions

   Services. Service Solutions provides inbound customer service, customer acquisition, customer retention, direct mail response, "help" line support, and customer order processing. Certain Service Solutions clients rely upon the Company to provide specialized customer service representatives such as insurance agents and computer technicians, capable of responding to more technical inquiries from customers and prospects. Service Solutions generated $225.5 million of net revenue, or 53.1% of the Company's total net revenue, in fiscal 1998, an increase of $57.9 million or 34.5% when compared to fiscal 1997. APAC believes significant opportunities to generate new business in Service Solutions exist as more companies move to outsource all or a portion of their telephone-based marketing and customer service functions.

   Service Solutions involves the receipt of a call from a client's customer or prospect, and the identification and routing of the call to the appropriate APAC customer service representative. The caller typically uses a toll-free "800" number to request product or service information, place an order for a product or service or obtain assistance regarding a client's products or services. APAC utilizes automated call distributors and digital switches to identify each inbound call by "800" number and route the call to an APAC customer service representative trained for the client's program. Simultaneously with receipt of the call, the customer service representative's computer screen displays customer, product and service information relevant to the call. The Company reports information and results captured during the call to its client for order processing, customer service and database management.

   Clients. Service Solutions directs its business development efforts toward large companies with substantial inbound customer service call volume. Within this market segment, APAC often targets those companies that operate in high-cost metropolitan areas or that are currently utilizing inefficient or expensive technology in their customer service operations. Service Solutions provided services to 32 clients in fiscal 1998. The Company's significant relationships include a large parcel delivery client, a major telecommunications client and AT&T, which accounted for 30.4%, 13.8% and 7.8%, respectively, of the Company's Service Solutions net revenue in fiscal 1998.

   Service Solutions operates under contracts with terms up to five years. The Company is generally paid a fixed fee for each hour that it provides a customer service representative under its Service Solutions contracts, regardless of the number of calls handled. The client works with the Company to determine the number of customer service representatives which are necessary to efficiently handle the expected volume of inbound calls. Except for the parcel delivery client, no Service Solutions client of the Company accounted for more than ten percent of the Company's total net revenue in fiscal years 1998, 1997 or 1996. The Company's contract with the parcel delivery client expires January 15, 2000. To date, no discussion to extend this contract has taken place between the Company and the parcel delivery client and the Company is uncertain as to whether it or the parcel delivery client intends to effect such an extension. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Information Regarding Forward-Looking Statements-- Reliance on Major Clients."

Paragren

   In August 1997, the Company acquired Paragren Technologies, Inc. ("Paragren"). Paragren is a specialist in software-based marketing products that help its clients maximize their customer relationships. Paragren's software helps clients analyze market, customer and sales data on a real-time basis so that they can respond more effectively to rapidly changing opportunities and competitive challenges. Paragren's One-By-One(TM) suite of customer intelligence software applications allows marketers to develop strategic insights into their marketing plans and make real-time tactical decisions. It enables users to retrieve and analyze information through multiple channels including the internet for customer profiling and potential; marketing segmentation and targeting; and full campaign execution and evaluation. In addition to its software solutions, systems integration and consulting services, Paragren designs, develops and manages consumer-panel research. This research helps businesses learn more about their competition, customer preferences and marketplace environment through actual purchase and behavioral data collected over time. Panels are dedicated to specific industries, such as telecommunications, to ensure relevance to each client's opportunities and issues. In December 1998, the Company's management, having determined that the value of Paragren will be enhanced through a combination with a more appropriate owner, approved a plan to sell Paragren's software development business. Accordingly, the Paragren business has been accounted for as a discontinued operation as of January 3, 1999.

Technology Resources

   APAC has successfully integrated call management and database marketing and management information systems within its Customer Contact Centers. This proprietary Advanced Technology Platform ("ATP") provides sales and service representatives with real-time access to customer and product information and allows the Company to design and implement application software for each client's program. ATP incorporates PC-based workstations, object-oriented software modules, relational database management systems, call tracking and workforce management systems, computer telephony integration and interactive voice response. This technology enables sales and service representatives to focus on assisting the customer, rather than on the technology, by providing all necessary customer information at call arrival. In addition, ATP also helps to decrease training time and increase call handling efficiencies.

   Supporting the integration of the call handling technologies and call management systems is First Alert, a proprietary agent productivity system, which provides real-time information on each customer contact. First Alert captures all call information and reports on each sales and service representative's activities so that the Company and its clients can make real-time decisions with respect to quality and performance.

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

   The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company is in the process of addressing its computer and telecommunications equipment and internal computer applications to prepare for the year 2000 and currently believes it will be able to upgrade and maintain its computer systems to recognize years beginning with 2000, and that the costs to do so will not have a material impact on its results of operations and financial position. Although the Company is committed to making its systems year 2000 compliant as soon as practical, it is uncertain as to the extent its clients and vendors may be affected by year 2000 issues that require commitment of significant resources and may cause disruptions in the clients' and vendors' businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issue."

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

People and Learning

   The Company believes a key component of APAC's success is the quality of its employees. Therefore, the Company is continually refining its systematic approach to hiring, training and managing qualified personnel. APAC locates Customer Contact Centers primarily in small to mid-sized communities in an effort to lower its operating costs and attract a high quality, dedicated work force. The Company believes that by employing a significant number of full-time employees it is able to maintain a more stable work force and reduce the Company's recruiting and training expenditures. At each Customer Contact Center, the Company utilizes a management structure designed to ensure that its sales and service representatives are properly supervised, managed and developed.

   The Company offers extensive classroom and on-the-job training programs for its people including instruction about the client's company and its product and service offerings as well as proper telephone-based sales or customer service techniques. Once hired, each new sales and service representative receives on-site training lasting from three to over twenty days. The amount of initial training each employee receives varies depending upon whether the employee will be performing Sales or Service Solutions and the nature of the services being offered. In addition, the Company offers one and two week courses to its sales and service representatives who are preparing for the insurance agent license exam. The Company believes in developing and challenging all employees to grow personally and professionally.

   For employee recruitment and job tracking, the addition of the SMART System (SiMple Accurate Record Tracking) assists the Company in selecting people who can meet and exceed expectations. SMART System is a comprehensive electronic process for applicant tracking and performance evaluation. The process begins with an applicant's search of a database to find available positions, review job information, and learn more about the Company. After a candidate completes a series of online templates and tests, a recruiter reviews qualifications and skills, sets appointments and tracks progress of the application.

   The Company had approximately 13,300 full and 5,600 part-time employees for a total of 18,900 employees on March 30, 1999. None of APAC's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Quality Assurance

   Because APAC's services involve direct contact with its clients' customers, the Company's reputation for quality service is critical to acquiring and retaining clients. Therefore, the Company and its clients monitor the Company's sales and service representatives for strict compliance with the client's script and to maintain quality and efficiency. The Company also regularly measures the quality of its services by benchmarking such factors as customer service levels, average handle times, first call resolutions, sales per hour and average speed of answer. The Company's information systems enable APAC to provide clients with reports on a real-time basis as to the status of ongoing services and can transmit summary data and captured information electronically to clients. This data enables APAC and its clients to modify or enhance ongoing services to improve effectiveness. In addition to daily contact with its clients, APAC asks each client to rate the Company's performance quarterly using specific quality measures.

Competition

   The industry in which the Company operates is very competitive and highly fragmented. APAC's competitors range in size from very small firms offering specialized applications or short term projects, to large independent firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's. The market includes non-captive telemarketing and customer service operations such as Convergys Corporation, SITEL Corporation, West Teleservices Corporation, Precision Response Corporation, Electronic Data Systems Corporation, TeleTech Holdings, Inc., and TeleSpectrum Worldwide, Inc., as well as in-house telemarketing and customer service organizations throughout the United States. In-house telemarketing and customer service organizations comprise by far the largest segment of the industry. In addition, some of the Company's services also compete with other forms of direct marketing such as mail, television and radio. The Company believes the principal competitive distinctions in the telephone-based marketing and customer service industry are reputation for quality, sales and marketing results, price, technological expertise, and the ability to promptly provide clients with customized solutions to their sales, marketing and customer service needs.

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

Item 2. Properties

   The Company's corporate headquarters is located in Deerfield, Illinois in leased facilities consisting of approximately 16,500 square feet of office space. The term of this lease expires in March 2001. The Company's operational headquarters is located in approximately 89,000 square feet of office space in Cedar Rapids, Iowa. This office space is located on all or part of seven floors which are owned and/or leased by the Company and is part of an office condominium. The Company also leases approximately 87,000 square feet of office space in Omaha, Nebraska and 6,000 square feet of office space in Atlanta, Georgia. The Omaha space was acquired with the purchase of ITI. The Company plans to transfer certain of its Omaha operations to Cedar Rapids in fiscal 1999 and sublease a portion of the office space. The lease for the Omaha office space expires in August 2007.

   The Company also leases the facilities listed below, except for the Newport News, Fort Worth, High Point and Boynton Beach facilities which are not leased by the Company, but are managed, staffed and operated by the Company on behalf of a major parcel deliver client. As of January 3, 1999, the Company operated the following Customer Contact Centers and workstations:

                   Sales Solutions Customer Contact Centers

                                                Date Opened     Number of
Location                                        or Acquired     Workstations (1)
--------                                        --------------- ----------------
Dubuque, Iowa.................................. September, 1990        80
Clinton, Iowa.................................. October, 1990          80
Burlington, Iowa............................... October, 1991          80
Oskaloosa, Iowa................................ September, 1992        96
Waterloo, Iowa................................. February, 1993         96
Cedar Falls, Iowa.............................. February, 1993         64
Iowa City, Iowa................................ March, 1993            64
Mt. Pleasant, Iowa............................. September, 1993        64
Ottumwa, Iowa.................................. November, 1993        144
Decorah, Iowa.................................. January, 1994          80
Marshalltown, Iowa............................. February, 1994         80
Fort Madison, Iowa............................. March, 1994            96
Keokuk, Iowa................................... May, 1994              80
Mason City, Iowa............................... December, 1994         80
Newton, Iowa................................... March, 1995            64
Knoxville, Iowa................................ March, 1995            80
Fort Dodge, Iowa............................... March, 1995            64
Muscatine, Iowa................................ April, 1995            96
Estherville, Iowa.............................. April, 1995            64
Spencer, Iowa.................................. May, 1995              64
Indianola, Iowa................................ July, 1995             80
Algona, Iowa................................... September, 1995        64
Davenport, Iowa (2)............................ February, 1996         96
Maquoketa, Iowa................................ February, 1996         80
Kewanee, Illinois.............................. February, 1996         96
Quincy, Illinois............................... February, 1996        176
Kalamazoo, Michigan............................ February, 1996        192
Danville, Illinois............................. February, 1996         80
Freeport, Illinois............................. March, 1996            96
Normal, Illinois............................... March, 1996            64
Rock Falls, Illinois........................... March, 1996            96
Waverly, Iowa.................................. March, 1996            64
Decatur, Illinois.............................. April, 1996            80
Jacksonville, Illinois......................... April, 1996            96
Canton, Illinois............................... May, 1996              96
Lincoln, Illinois.............................. May, 1996              80
Pekin, Illinois................................ May, 1996              96
Peoria, Illinois............................... May, 1996             160
Galesburg, Illinois............................ June, 1996             96
Mt. Vernon, Illinois........................... June, 1996             96
Vincennes, Indiana............................. June 1996              96
Alton, Illinois................................ December, 1996        192
Marion, Illinois............................... December, 1996        192

                                                 Date Opened    Number of
Location                                         or Acquired    Workstations (1)
--------                                         -------------- ----------------
Belleville, Illinois............................ December, 1996         96
Granite City, Illinois.......................... December, 1996         96
Freemont, Ohio.................................. March, 1997            96
Aberdeen, South Dakota.......................... May, 1998              88
Bellevue, Nebraska.............................. May, 1998             120
Emporia, Kansas................................. May, 1998              96
Grand Island, Nebraska.......................... May, 1998              88
Hutchinson, Kansas.............................. May, 1998             104
Kearney, Nebraska............................... May, 1998              88
Lincoln, Nebraska............................... May, 1998              84
Lawton, Oklahoma................................ May, 1998             120
Manhattan, Kansas............................... May, 1998              88
Miami Lakes, Florida............................ May, 1998              96
Newton, Kansas.................................. May, 1998              52
Pawnee, Oklahoma................................ May, 1998              96
Peru, Nebraska.................................. May, 1998              40
Salina, Kansas.................................. May, 1998              96
St. Joseph, Missouri............................ May, 1998              96
Westminster, Oklahoma........................... May, 1998             120
Utica, New York (2)............................. December, 1998        151
                                                                     -----
    Total Sales Solutions.......................                     5,991
                                                                     =====

                  Service Solutions Customer Contact Centers

                                                Date Opened or  Number of
Location                                        Acquired        Workstations (1)
--------                                        --------------- ----------------
Cedar Rapids, Iowa--3rd Avenue................. August, 1994           203
Cedar Rapids, Iowa--Park Place I............... January, 1995          126
Cedar Rapids, Iowa--Park Place II.............. November, 1995         162
Newport News, Virginia......................... August, 1995           716
Fort Worth, Texas.............................. October, 1995          683
High Point, North Carolina..................... November, 1995         620
Boynton Beach, Florida......................... February, 1996         610
Waterloo, Iowa................................. October 1996           300
Corpus Christi, Texas.......................... October, 1996          726
Columbia, South Carolina....................... December, 1996         544
LaCrosse, Wisconsin............................ May, 1997              350
Oklahoma City, Oklahoma........................ May, 1998              323
Green Bay, Wisconsin........................... May, 1998              427
Omaha, Nebraska................................ May, 1998              320
Davenport, Iowa (2)............................ September, 1998        368
Utica, New York (2)............................ December 1998          251
                                                                     -----
    Total Service Solutions....................                      6,729
                                                                     =====

--------
(1) During the last half of fiscal 1998, the Company closed 15 Sales Solutions Customer Contact Centers containing 1,252 workstations. The centers were closed due to underutilized capacity acquired with the purchase of ITI. Six of ITI's largest Sales Solutions clients, who provided 65% of ITI's Sales Solutions net revenue in the eight months prior to the acquisition either ceased doing business or substantially reduced the level of business they did with the Company in the seven months subsequent to the acquisition. The Company also closed one Service Solutions Customer Contact Center with 145 workstations in order to convert the facility into a quality assurance center. Service Solutions workstations in the converted facility have been redeployed to other Service Solutions centers.

(2) The Davenport and Utica centers are blended centers with both Sales and Service Solutions capabilities. Utica was constructed as a blended center while Davenport was converted to blended use in September 1998.

(3) The leases of these Customer Contact Centers have terms ranging from two to twelve years and typically contain renewal options and early termination buyouts. Sales Solutions centers are generally leased for periods of two to three years while Service Solutions centers are generally leased for periods of five to twelve years. The Company believes that its existing facilities are suitable and adequate for its current operations.

   The Company's profitability is influenced significantly by its Customer Contact Center capacity utilization. The Company's Sales Solutions operations tend to be utilized primarily in the early evening hours on weekdays and to a limited extent on weekends. The Company's Service Solutions operations tend to be utilized primarily during normal business hours on weekdays and to a limited extent on weekends. In an attempt to improve profitability, the Company is in the process of developing a plan to better manage Customer Contact Center capacity utilization in all its operations in order to achieve higher levels of fixed cost absorption. The plan may include the closure of certain Customer Contact Centers that have become technologically obsolete or are located in difficult labor markets. The plan will also include utilization of certain Customer Contact Centers to perform work for both Sales and Service Solutions clients. The Company carefully plans the development and opening of new Customer Contact Centers to minimize the financial impact resulting from excess capacity. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, additional Customer Contact Center capacity may be required in the future.

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

Item 4. Submission of Matters to a Vote of Security Holders

   Inapplicable

Executive Officers of the Registrant

   The executive officers of the Company are as follows:

      Name                   Age                    Position
      ----                   ---                    --------
      Theodore G. Schwartz..  45 Chairman, Chief Executive Officer and Director
      Marc S. Simon.........  50 President and Director
      Mark O. Remissong.....  46 Chief Financial Officer
      Donald B. Berryman....  41 Senior Vice President-Sales
      L. Clark Sisson.......  37 Senior Vice President-Operations
      Philip B. Wade........  51 Vice President and Controller

   Theodore G. Schwartz has served as the Company's Chairman and Chief Executive Officer since its formation in May 1973.

   Marc S. Simon became President of the Company in March 1998. Mr. Simon joined the Company as Chief Financial Officer in June 1995 and was elected as a Director of the Company in August 1995. Prior to joining the Company, Mr. Simon was a partner practicing corporate and business law at the law firm of Neal, Gerber & Eisenberg in Chicago, Illinois for more than 7 years. Mr. Simon is a certified public accountant.

   Mark O. Remissong joined the Company as Chief Financial Officer in October 1998. Prior to joining the Company, Mr. Remissong was Chief Financial Officer of U.S. Robotics, Inc. in Skokie, Illinois from February 1995 to July 1997. From 1993 to 1995, Mr. Remissong was Chief Financial Officer of Collins & Aikman, Inc. in Charlotte, North Carolina.

   Donald B. Berryman joined the Company as Vice President and General Manager-Service Solutions in March 1993 and became Senior Vice President-Sales in October 1995.

   L. Clark Sisson joined the Company as Senior Vice President-Operations in October 1998. Prior to joining the Company, Mr. Sisson served as the Vice President--Inbound of ITI Marketing Services, Inc. from November 1993 to September 1998.

   Philip B. Wade joined the Company as Controller in May 1995 and became a Vice President in February 1997. From 1986 to 1994, Mr. Wade was with Penford Products Co., in Cedar Rapids, Iowa where he served as Vice President, Finance.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Share owner Matters

   The Company's Common Shares are quoted on the Nasdaq National Market under the symbol "APAC." The following table sets forth for the periods indicated the high and low sale prices of the Common Shares as reported on the Nasdaq National Market during such period.

                                                                    High   Low
                                                                   ------ ------
      Fiscal 1997:
        First Quarter............................................. $41.00 $23.75
        Second Quarter............................................ $30.50 $ 8.75
        Third Quarter............................................. $19.63 $10.75
        Fourth Quarter............................................ $15.56 $11.25
      Fiscal 1998:
        First Quarter............................................. $16.00 $11.94
        Second Quarter............................................ $13.06 $ 5.88
        Third Quarter............................................. $ 6.19 $ 3.13
        Fourth Quarter............................................ $ 8.31 $ 3.03

   The Company has received a routine notice from the Nasdaq National Market that due to the Company's Common Share price being below $5.00 per share for more than thirty days, Nasdaq National Market will review continued listing of the Company's Common Shares pursuant to Nasdaq National Market rules, unless the closing bid price exceeds $5.00 per share for ten consecutive days prior to May 7, 1999. Should the Common Shares cease to be listed on the Nasdaq National Market, the Company believes it qualifies for listing on the Nasdaq SmallCap Market or the American Stock Exchange and will seek listing in one of these markets.

   As of April 1, 1999, there were 313 holders of record of the Common Shares. The Company did not pay any dividends on its Common Shares in fiscal years 1997 or 1998. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Credit Facility restricts the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate.

Item 6. Selected Financial Data

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

                                        For the Fiscal Years Ended (1)
                         ------------------------------------------------------------
                         January 3, December 28, December 29, December 31, January 1,
                            1999      1997 (2)       1996         1995        1995
                         ---------- ------------ ------------ ------------ ----------
                           (In thousands, except per share and selected statistical
                                                    data)
Operating Data:
  Sales Solutions
   division.............  $199,523    $182,874     $141,860     $72,692     $40,231
  Service Solutions
   division.............   225,505     167,659      134,583      28,975       6,387
                          --------    --------     --------     -------     -------
    Total net revenue...   425,028     350,533      276,443     101,667      46,618
  Cost of services......   353,979     268,177      193,967      71,982      30,666
  Selling, general and
   administrative
   expenses.............    56,230      45,810       33,397      16,398       9,322
  Special charges (3)...    80,172       3,238          --          --          --
                          --------    --------     --------     -------     -------
    Operating income
     (loss).............   (65,353)     33,308       49,079      13,287       6,630
  Interest expense, net.     8,139       1,499           29         804         664
  Income taxes
   (benefit)............    (5,200)     12,100       18,500       4,330         --
                          --------    --------     --------     -------     -------
  Income (loss) from
   continuing
   operations...........   (68,292)     19,709       30,550       8,153       5,966
  Loss from discontinued
   operations (4).......   (11,028)    (18,726)         --          --          --
  Cumulative effect of
   accounting change
   (5)..................       --       (2,200)         --          --          --
                          --------    --------     --------     -------     -------
  Net income (loss).....  $(79,320)   $ (1,217)    $ 30,550     $ 8,153     $ 5,966
                          ========    ========     ========     =======     =======
  Pro forma income
   (unaudited):
    Net income as
     reported...........                                        $ 8,153     $ 5,966
    Pro forma adjustment
     for income
     taxes (6)..........                                            670       2,070
                                                                -------     -------
    Pro forma net
     income.............                                        $ 7,483     $ 3,896
                                                                =======     =======
  Net income (loss) per
   share (pro forma for
   fiscal 1995 and
   1994):
    Basic:
      Continuing
       operations.......  $  (1.40)   $   0.36     $   0.66     $  0.19     $  0.10
      Discontinued
       operations.......     (0.23)      (0.39)         --          --          --
                          --------    --------     --------     -------     -------
      Net income (loss).  $  (1.63)   $  (0.03)    $   0.66     $  0.19     $  0.10
                          ========    ========     ========     =======     =======
    Diluted:
      Continuing
       operations.......  $  (1.40)   $   0.36     $   0.64     $  0.18     $  0.10
      Discontinued
       operations.......     (0.23)      (0.39)         --          --          --
                          --------    --------     --------     -------     -------
      Net income (loss).  $  (1.63)   $  (0.03)    $   0.64     $  0.18     $  0.10
                          ========    ========     ========     =======     =======
  Weighted average
   shares outstanding:
    Basic...............    48,609      47,453       46,350      40,425      40,086
    Diluted.............    48,609      48,505       47,935      41,624      40,086

Statistical Data:
  Number of Customer
   Contact Centers (7):
    Sales Solutions
     division...........        62          56           48          26          15
    Service Solutions
     division...........        15          12           14           7           2
  Number of workstations
   (7):
    Sales Solutions
     division...........     5,991       5,584        4,592       2,128       1,184
    Service Solutions
     division...........     6,729       5,186        3,858       2,082         446
  Net revenue per
   workstation (8):
    Sales Solutions
     division...........  $ 36,178    $ 33,666     $ 36,005     $39,442     $37,918
    Service Solutions
     division...........  $ 39,035    $ 33,075     $ 38,158     $29,871     $26,836

Balance Sheet Data:
  Cash and short-term
   investments..........  $  3,543    $     17     $    141     $30,186     $     1
  Net assets of
   discontinued
   operations (4).......     7,096      15,318          --          --          --
  Working capital.......    17,748      34,090       13,354      33,045       2,877
  Capital expenditures..    17,076      43,742       64,417      16,626       6,526
  Total assets..........   267,502     185,831      141,381      74,332      21,181
  Long-term debt, less
   current maturities...   132,427       1,863        1,325       1,474       8,218
  Share owners' equity..    41,824     124,783       88,206      52,707       5,722

NOTES (000's):
(1) The Company operates on a 52-/53-week fiscal year that ends on the Sunday closest to December 31. Fiscal 1998 is the only period presented that consists of 53 weeks.
(2) Certain financial information for fiscal 1997 has been reclassified to conform to fiscal 1998 classifications. See Note 4 below.
(3) Special charges recorded in fiscal 1998 consisted of impairment losses of $71,172 and a restructuring charge of $9,000. The Company recognized impairment losses of $69,700 on long-lived assets acquired with the purchase of ITI Holdings, Inc. ("ITI") in May 1998, and $1,472 on capitalized software abandoned by the Company during the year. In June 1998, the Company recorded a restructuring charge to close Customer Contact Centers, reconfigure certain administrative support facilities and reduce the salaried workforce. The special charge in fiscal 1997 reflects a provision for software impairment of $3,238 recorded as a result of plans to replace software platforms used by the Company with superior technologies being developed by Paragren Technologies, Inc. ("Paragren").
(4) In December 1998, the Company's management approved a plan to sell Paragren. The Company expects to sell Paragren in fiscal 1999. Accordingly, Paragren is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. Loss from discontinued operations in fiscal 1998 includes an estimated loss on disposal of $8,400, net of income tax benefit of $1,100. Loss from discontinued operations in fiscal 1997 includes a special charge of $19,800 to write-off acquired in-process research and development acquired in connection with the purchase of Paragren in August 1997.
(5) Cumulative effect of accounting change refects the adoption of EITF Bulletin No. 97-13 which requires that business process reengineering costs be expensed as incurred. All previously capitalized and unamortized reengineering costs at November 20, 1997, have been expensed as the cumulative effect of the accounting change, net of income tax benefit of $1,349.
(6) Prior to the initial public offering, the Company was an S Corporation and not subject to Federal and certain state corporate income taxes. On October 16, 1995, the Company changed its tax status from an S Corporation to a C Corporation. The operating data reflects a pro forma adjustment for income taxes as if the Company were subject to Federal and state corporate income taxes for fiscal years 1995 and 1994. The pro forma provisions for income taxes represent a combined Federal and state income tax rate of 43%, less applicable Federal and state job creation tax credits, which resulted in effective income tax rates of 40% and 35%, respectively.
(7) The number of Customer Contact Centers and workstations represent centers and workstations in service as of the end of each fiscal year.
(8) Net revenue per workstation was based on the weighted average number of workstations in service for each of the fiscal years presented. The Service Solutions division's net revenue per workstation, exclusive of revenue earned from client-owned workstations managed for the Company's large parcel delivery client, was as follows: $50,458, 1998; $32,261, 1997; $35,215, 1996; and $35,220, 1995. The Company's net revenue from the management of client-owned workstations is less than net revenue from the management of Company-owned workstations because the Company does not have an investment in facilities and technology required to provide the teleservices.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report.

Description of Business

   APAC TeleServices, Inc. and Subsidiaries (the "Company") provides high volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, and telecommunications industries throughout the

United States. The Company has three service offerings. The Sales Solutions division provides outbound sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. In August 1997, the Company expanded its service offerings through the acquisition of Paragren Technologies, Inc. ("Paragren") which specializes in software-based consumer marketing products that help its clients analyze market, customer and sales data on a real-time basis. In December 1998, the Company's management approved a plan to sell Paragren's software development business. The Company does not believe that additional investment in the software development business is consistent with its long-term strategic goals and objectives. Accordingly, Paragren is reported as a discontinued operation, and the consolidated financial statements for fiscal years 1998 and 1997 have been reclassified to segregate the operating results and net assets of the business. In May 1998, the Company increased its market presence with the acquisition of ITI Holdings, Inc., the sole shareholder of ITI Marketing Services, Inc. ("ITI"). ITI, like the Company, provides telephone-based sales, marketing and customer management services to corporate clients. As of January 3, 1999, the Company operated and managed 12,720 workstations in 77 customer contact centers.

Significant Clients

   The nature of the industry is such that the Company is dependent on several large clients for a significant portion of its annual net revenue. The Company had two clients, a large parcel delivery client and AT&T Corporation ("AT&T"), which individually accounted for more than 10% of the Company's net revenue for fiscal 1998. For the year, these two clients accounted for 16.1% and 13.5% of the Company's net revenue, respectively. The Company provides both Sales Solutions and Service Solutions services for AT&T. AT&T is the largest Sales Solutions client and accounted for 20.0% of the Company's Sales Solutions net revenue in fiscal 1998.

   The parcel delivery client is the largest Service Solutions client and accounted for 30.4% of the Company's Service Solutions net revenue in fiscal 1998. The Company's contract with its parcel delivery client expires January, 15, 2000. No discussion to extend this contract has taken place. The Company is uncertain as to whether the client intends to extend this contract. Also, the Company is undecided as to whether it is willing to extend the contract should the client intend to do so.

   The Company's contract with its large parcel delivery customer is a facilities management contract. The cost characteristics and capital requirements of the Company's fully outsourced programs differ significantly from the cost characteristics and capital requirements of its facilities management program with its large parcel delivery customer. Under this facilities management program, the Customer Contact Centers where the work is performed are owned by the client, but are staffed and managed by the Company. Accordingly, this facilities management program has higher costs of services as a percentage of net revenue and lower selling, general and administrative expenses as a percentage of net revenue than fully outsourced programs. Regardless of whether or not this contract is extended, there is no impact on the utilization of the Company-owned Customer Contact Centers.

   As a result of the facilities management contract, the Company expects that its overall gross margin will continue to fluctuate as net revenue attributable to fully outsourced programs vary in proportion to net revenue attributable to the facilities management contract. Based on the foregoing, management believes that the Company's operating margin, which is income from operations, excluding unusual charges, expressed as a percentage of net revenue is a better measure of "profitability" on a period-to-period basis than gross margin. Operating margin may be less subject to fluctuation as the proportion of the Company's business portfolio attributable to fully outsourced programs versus facilities management program changes.

   There can be no assurance that the Company will be able to retain any of its largest clients or that the volumes of its most profitable or largest programs will not be reduced, or that the Company would be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits. Consequently, the loss of one or more of its significant clients could have a materially adverse effect on the Company's business, results of operations and financial condition.

Recent Developments

   Largely as a result of nonrecurring charges associated with ITI's Sales Solutions business and the decision to discontinue the Paragren business, the Company's operating results deteriorated significantly during the fourth quarter of fiscal 1998. The Company incurred net losses for the quarter and fiscal year ended January 3, 1999, of $84.1 million and $79.3 million, respectively. Included in the losses for the quarter and fiscal year was $79.3 million of nonrecurring charges related to the ITI business. Six of ITI's largest Sales Solutions clients, who provided 65% of ITI's Sales Solutions net revenue in the eight months prior to the acquisition either ceased doing business or substantially reduced the level of business they did with the Company in the seven months subsequent to the acquisition. These clients generated approximately $46.0 million in net revenue in the eight months prior to the acquisition and approximately $19.0 million in net revenue in the seven months subsequent to the acquisition. As a result of fourth quarter reductions in ITI's client base, the Company adjusted the carrying value of ITI's Sales Solutions long-lived assets to their fair value resulting in a non-cash impairment loss of $69.7 million. In addition, the Company recorded two additional nonrecurring charges associated with changes in ITI's client base. The Company provided allowances for doubtful accounts of $2.5 million to fully reserve trade receivables due from two ITI clients which filed for protection under Federal bankruptcy law, and accrued $7.1 million in future telecommunications costs guaranteed under two minimum usage contracts. As a result of the downturn in ITI's business, the Company will not achieve the minimum volumes under these contracts and cannot recover the guaranteed costs from future results of operations.

   The Company also recorded a loss on the discontinuance of its Paragren software development business in the fourth quarter. In December 1998, the Company's management approved a plan to sell Paragren. The company expects to sell Paragren at a loss during fiscal year 1999. The pretax loss of $9.5 million recorded during fiscal 1998 includes a reduction in asset value of $6.5 million for expected loss on disposal and a provision for anticipated operating losses until disposal of $3.0 million.

   Not withstanding the foregoing charges, the Company's income from operations decreased significantly in fiscal 1998 when compared to fiscal 1997. The Company attributes the deterioration in financial performance to underutilized Sales Solutions call center capacity acquired with the acquisition of ITI. The Company also attributes its deteriorating performance to decreased Sales Solutions' selling prices resulting from industry pricing pressures and the acceptance of lower margin business in an effort to productively utilize a portion of its underutilized capacity. The Company believes that there has been a significant and permanent decline in the outsourcing of outbound teleservices programs, particularly client acquisition programs in the financial services and telecommunications industries. This decline has resulted in over capacity in the industry and greater price competition. The ability of the Company to return to historical levels of profitability in its Sales Solutions business will be dependent on its ability to match its Customer Contact Center capacity with existing and future client demand.

   As a result of the nonrecurring charges and weak operating performance in the fourth quarter of fiscal 1998, the Company failed to comply with certain of the financial covenants under its Senior Credit Facility ("Credit Facility") at January 3, 1999. On April 1, 1999, the Credit Facility was amended and waivers of the defaults were granted by the lending banks. The financial covenants of the agreement have been adjusted, the interest rates on outstanding borrowings and commitment fees have been increased, and a security interest in certain additional assets of the Company was granted to the lending banks as part of the Amendment. The Company's ability to make certain restricted payments, as defined in the Credit Facility, and the availability of $35.0 million of the $75.0 million Revolving Credit Facility are subject to the attainment of certain operating performance requirements. The Company is also limited to $15.0 million in annual capital expenditures. None of these changes is expected to materially impair the Company's ability to operate its businesses.

Results of Operations

   The following tables set forth statement of operations data as a percent of net revenue from services performed by the Company for the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996.

                                                         1998    1997    1996
                                                         -----   -----   -----
Net revenue:
  Sales Solutions division..............................  46.9%   52.2%   51.3%
  Service Solutions division............................  53.1    47.8    48.7
                                                         -----   -----   -----
    Total net revenue................................... 100.0   100.0   100.0
Operating expenses:
  Cost of services......................................  83.3    76.5    70.1
  Selling, general and administrative expenses..........  13.2    13.1    12.1
  Asset impairment charges..............................  16.8     0.9     --
  Restructuring charge..................................   2.1     --      --
                                                         -----   -----   -----
    Total operating expenses............................ 115.4    90.5    82.2
                                                         -----   -----   -----
Operating income (loss)................................. (15.4)    9.5    17.8
Interest expense, net...................................   1.9     0.4     --
                                                         -----   -----   -----
Income (loss) from continuing operations before income
 taxes and cumulative effect of accounting change....... (17.3)    9.1    17.8
Provision (benefit) for income taxes....................  (1.2)    3.5     6.7
                                                         -----   -----   -----
Income (loss) from continuing operations before
 cumulative effect of accounting change................. (16.1)    5.6    11.1
Discontinued operations, less income tax benefit........  (2.6)   (5.3)    --
Cumulative effect of accounting change, less income tax
 benefit................................................   --     (0.6)    --
                                                         -----   -----   -----
Net income (loss)....................................... (18.7%)  (0.3%)  11.1%
                                                         =====   =====   =====

Fiscal 1998 Compared to Fiscal 1997

   Net revenue increased 21.3% in fiscal 1998 to $425.0 million, up $74.5 million from fiscal 1997. The increase was due to the inclusion of the results of ITI since the date of acquisition of May 20, 1998. The Company's Sales Solutions net revenue increased by $16.6 or 9.1% during fiscal 1998 as a result of the inclusion of revenue from ITI. Exclusive of ITI revenue, the Company's Sales Solutions net revenue declined $23.4 million or 12.8% due to consolidation in the financial services industry and reductions in the use of telemarketing services for customer acquisition and retention by the telecommunications industry. The Company's Service Solutions net revenue increased by $57.9 million or 34.5% during fiscal 1998 due in part to the inclusion of ITI revenue and service initiated for a new telecommunications client. The growth in the Company's Service Solutions net revenue during fiscal 1998 was partially offset by a 25% reduction in revenue from the Company's large parcel delivery client largely as a result of improved operating efficiencies in the management of client-owned call centers.

   Cost of services as a percent of net revenue increased to 83.3% in fiscal 1998 from 76.5% in fiscal 1997. This increase reflects the reduction in profit margins due to lower selling prices and underutilized capacity resulting from reductions in expected call volumes in the Sales Solutions division, and higher direct wages and benefits in both divisions. Sales Solutions average selling prices in 1998 declined as compared to 1997 due to client mix and industry pricing pressures. The increase in cost of services as a percent of net revenue also reflects the recognition of $7.1 million in future telecommunications costs guaranteed under two minimum usage contracts. As a result of the downturn in ITI's Sales Solutions business, the Company will not achieve the minimum volumes under these contracts and cannot recover the guaranteed costs from future operations.

   Selling, general and administrative expenses for fiscal 1998 increased by $10.4 million or 22.7% compared to fiscal 1997 due to the inclusion of selling, general and administrative expenses from ITI and amortization on goodwill and other intangible assets acquired in connection with the purchase of ITI. The selling, general and administrative expenses of ITI include allowances for doubtful accounts of $2.5 million to fully reserve trade receivables due from two clients which filed for protection under Federal bankruptcy law. Despite cost savings achieved through workforce reduction as part of a restructuring plan initiated in June 1998, selling, general and administrative expenses as a percent of net revenue increased slightly from 13.1% in fiscal 1997 to 13.2% in fiscal 1998 due to the amortization on goodwill and other intangible assets. Amortization for fiscal 1998 amounted to $4.0 million.

   In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews long-lived assets to be held and used to access recoverability from operations using undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets' carrying value. As a result of ITI clients who provided 65% of ITI's Sales Solutions net revenue either ceasing to do business or substantially reducing the level of business they did with the Company, principally in the fourth quarter of 1998, estimated future undiscounted cash flows from ITI's Sales Solutions business were less than the carrying value of its long-lived assets. Accordingly, the Company has adjusted the carrying value of the Sales Solutions divisions' long-lived assets to their fair value resulting in a non-cash impairment loss of $69.7 million ($65.9 million, or $1.36 per share, net of income tax benefit). The Company also recorded a non-cash impairment loss of $1.5 million on certain capitalized software abandoned during the year.

   In June 1998, the Company adopted a restructuring plan and recorded a $9.0 million charge. The impact of the restructuring charge in the second quarter amounted to $5.6 million or $0.11 per share, net of income tax benefit. The restructuring charge provided for the estimated costs to close Customer Contact Centers, reconfigure certain administrative support facilities and reduce the workforce by approximately 80 salaried employees. As of January 3, 1999, the amount remaining in the restructuring reserve was $3.7 million, and is expected to be fully utilized by June 1999.

   The Company incurred an operating loss of $65.4 million in fiscal 1998 compared to operating income of $33.3 million in fiscal 1997. Prior to the nonrecurring charges associated with the ITI business and the Company's restructuring charge discussed above, operating income was $24.4 million or 5.7% of net revenue in 1998 compared to $36.5 million or 10.4 % of net revenue in 1997. For the Sales Solutions division, operating income prior to these nonrecurring charges was $8.6 million or 4.3% of net revenue in fiscal 1998 compared to $25.7 million or 14.1% of net revenue in fiscal 1997. The deterioration in operating performance was primarily due to lower selling prices, higher wages and benefits, and the cost of underutilized capacity resulting from reductions in expected call volumes. The Service Solutions division's operating income prior to nonrecurring charges was $15.8 million or 7.0% of net revenue in fiscal 1998 compared to $10.8 million or 6.4% of net revenue in fiscal 1997. The change in operating performance was due to increased revenue offset by higher wages and benefits and amortization of goodwill and other intangibles acquired in connection with the purchase of ITI.

   Net interest expense for fiscal 1998 increased by $6.6 million compared to fiscal 1997. This increase reflects interest and amortization of debt issuance costs on the $150.0 million Term Loan used to finance the purchase of ITI on May 20, 1998, as well as increased average borrowing levels on the Company's Revolving Credit Facility.

   The Company provides income tax expense on book earnings before income taxes. The difference between the Company's effective income tax rate for fiscal 1998 and the Federal statutory rate was due to the amortization and write-off of $61.3 million of goodwill related to the ITI purchase, which amount is not deductible for tax purposes.

   As previously discussed, the Company's management approved a plan to sell the Paragren software development business. The Company does not believe that additional investment in the software development business is consistent with its long-term strategic goals and objectives. The Company believes the value of the

Paragren business can be better realized with a different ownership structure. The Company expects to sell Paragren at a loss during fiscal year 1999. Loss from discontinued operations for fiscal 1998 was $11.0 million and includes an estimated loss on sale of Paragren of $9.5 million ($8.4 million, or $0.17 per share, net of income tax benefit). The pretax loss includes a reduction in asset value of $6.5 million for expected loss on disposal and a provision for anticipated operating losses until disposal of $3.0 million.

Fiscal 1997 Compared to Fiscal 1996

   Net revenue increased to $350.5 million in fiscal 1997 from $276.4 million in fiscal 1996, an increase of $74.1 million or 26.8%. The Company was successful in decreasing its concentration of business with its two largest clients during fiscal 1997 by increasing net revenue from other clients by approximately 70% in the year. Sales Solutions net revenue increased by $41.0 million during fiscal 1997. Of this increase, approximately 45% was attributable to services initiated for new clients, while the balance was due to higher call volumes from existing clients. The $33.1 million increase in Service Solutions net revenue during fiscal 1997 was due to services initiated for a new telecommunications client. Revenue from existing Service Solutions clients was unchanged for the year as increased revenue from higher inbound call volume with AT&T was offset by a 15% revenue reduction from the Company's large parcel delivery client. The revenue reduction from the large parcel delivery client was due to improved operating efficiencies in the management of client-owned call centers and the effects of a three-week labor strike against the client.

   Cost of services as a percent of net revenue increased to 76.5% in fiscal 1997 from 70.1% in fiscal 1996. This increase was due to four factors. First, the Company experienced lower margins as a result of client mix and industry pricing pressures. Second, the Company's large parcel delivery client reduced the number of billable positions in its client-owned call centers by approximately 20%, resulting in the Company absorbing payroll costs during a three-month adjustment period that otherwise would have been billed to the client. Third, the Company absorbed fixed cost relating to underutilized capacity and infrastructure, such fixed costs increasing as a percent of net revenue, due to Sales Solutions marketing-related volume deductions by AT&T and the effects of a labor strike against the large parcel delivery client. Finally, a more expensive group health insurance plan was implemented during fiscal 1997 to improve employee retention.

   Selling, general and administrative expenses increased to $45.8 million in fiscal 1997 from $33.4 million in fiscal 1996, an increase of $12.4 million or 37.2%. As a percent of net revenue, selling, general and administrative expenses increased to 13.1% in fiscal 1997 from 12.1% in fiscal 1996. The increase in selling, general and administrative expenses during fiscal 1997 was due to expansion of sales and marketing efforts and investments in human resources and administrative functions to support the Company's larger revenue base.

   The asset impairment charge of $3.238 in fiscal 1997 reflects a provision for software impairment as a result of plans to replace software platforms used by the Company with superior technologies being developed by Paragren.

   Operating income in fiscal 1997 was $33.3 million. Absent the provision for software impairment, operating income for fiscal 1997 was $36.5 million compared to $49.1 million in fiscal 1996. For the Sales Solutions division, operating income before software impairment was $25.7 million or 14.1% of net revenue compared to $27.5 million or 19.4% of net revenue in fiscal 1996. The decrease in operating performance was due primarily to lower selling prices and the cost of underutilized capacity. The Service Solutions division operating income before software impairment was $10.8 million or 6.4% of net revenue in fiscal 1997 compared to $21.6 million or 16.1% of net revenue in fiscal 1996. The reduction in operating income was due to lower margins as a result of client mix and higher payroll costs related to services provided to a large parcel delivery client.

   Net loss from discontinued operations for fiscal 1997 was $18.7 million and includes the write-off of acquired in-process research and development of $19.8 million in connection with the Paragren purchase. Acquired in-process research and development, which was determined by an independent appraisal, includes the value of software in the development stage and not considered to have reached technological feasibility. Generally accepted accounting principles require that research and development costs be expensed as incurred.

   Net interest expense increased by $1.5 million in fiscal 1997 from fiscal 1996. This increase reflects interest income earned on temporary investments in fiscal 1996 with cash raised in the initial public offering of the Company's Common Shares compared to interest expense incurred on outstanding borrowings in fiscal 1997 as the result of investment in call center operations during the fourth quarter of fiscal 1996 and fiscal 1997.

   The cumulative effect of accounting change of $2.2 million, net of applicable income taxes, reflects the adoption during fiscal 1997 of Emerging Issues Task Force Bulletin No. 97-13 ("EITF No. 97-13"), "Accounting for the Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation". EITF No. 97-13 requires that business process reengineering costs be expensed as incurred and that any unamortized reengineering costs at November 20, 1997, also be expensed and reported as a cumulative effect of accounting change. The Company had been capitalizing reengineering costs related to the installation of computer software purchased to provide enterprise-wide business management systems.

New Accounting Pronouncements

   As described in Note 3 to the Consolidated Financial Statements, the Company adopted SFAS No. 130, SFAS No. 131 and SOP 98-1 during fiscal 1998 and will adopt SFAS Nos. 133 and SOP 98-5 in fiscal 1999. As of January 3, 1999, the impact of adopting SFAS No. 133 had not been determined and the impact of adopting SOP 98-5 is not anticipated to have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resources

   The following table sets forth consolidated statements of cash flows data for the Company for years ended January 3, 1999, December 28, 1997, and December 29, 1996.

                                                         1998     1997    1996
                                                        -------  ------  ------
                                                            (In millions)
Net cash provided by operating activities.............. $  45.9  $ 30.6  $ 12.1
Net cash used by investing activities..................  (166.3)  (43.7)  (38.4)
Net cash provided by financing activities..............   123.9    13.0    22.3
                                                        =======  ======  ======

   Cash provided by operating activities during fiscal 1998 totaled $45.9 million, up $15.3 million from fiscal 1997 and $33.8 million from fiscal 1996. The increases are primarily attributable to increased net revenue and changes in the various components of working capital.

   In May 1998, the Company used $149.2 million in cash to fund the acquisition of ITI. The Company financed the acquisition using the proceeds from the $150.0 million Term Loan portion of the new $225.0 million Credit Facility put in place with a group of lenders at the time of the acquisition. Upon entering into the new Credit Facility, proceeds from borrowings under the $75.0 million Revolving Credit Facility portion of the new credit facility were used to repay outstanding borrowings of $7.5 million under the Company's previous $80.0 million Revolving Credit Facility. The previous Revolving Credit Facility was terminated at that time. At January 3, 1999 there were no borrowings under the Revolving Credit Facility. The Company made $6.0 million of scheduled repayments on the Term Loan during fiscal 1998 resulting in a balance outstanding at January 3, 1999, of $144.0 million. The Term Loan requires quarterly repayments during fiscal 1999 aggregating $14.0 million.

   During fiscal 1998 the Company used cash provided by operating activities and borrowings under the Revolving Credit Facilities to fund working capital needs and $17.1 million of net property and equipment purchases. The expenditures were principally related to the construction of additional call center capacity for Service Solutions clients and to upgrading equipment in existing sites. Capital expenditures were significantly less in 1998 than the $43.7 million made in 1997. This is primarily as a result of the acquisition of significant amounts of underutilized call center capacity acquired in the ITI acquisition. Capital expenditure requirements in 1999 are not expected to be in excess of the $15.0 million limitation on such expenditures included in the Credit Facility.

   On April 1, 1999, the Company and the lending banks amended the Credit Facility. The financial covenants of the agreement were adjusted, the interest rates on outstanding borrowings and commitment fees were increased, and a security interest in certain additional assets, including accounts receivable, intangibles and certain limited personal property was granted to the lending banks as part of the amendment. The Company's ability to make certain restricted payments, as defined in the Credit Facility, and the availability of $35.0 million of the $75.0 million Revolving Credit Facility were made subject to the attainment of certain operating performance requirements.

   On June 1998, the Company adopted a restructuring plan and recorded a $9.0 million charge to income. The restructuring charge included $4.5 million for the write-down of leasehold improvements and equipment, $3.3 million for severance costs and $1.2 million for lease-termination costs. During fiscal 1998, the Company made payments of $2.5 million for employee severance and lease termination costs.

   During 1998, the Company used $5.7 million to repurchase 1.6 million of its outstanding Common Shares. In the third quarter of 1998, the Company received $14.1 million in customer deposits on services to be provided in future periods. These amounts will be offset against future billings. The majority of the deposit is expected to be offset against billings during 1999.

   In December 1998, the Company's management approved a plan to sell Paragren. The Company expects to sell Paragren during fiscal 1999 and realize approximately $7.1 million of cash from the sale, net of cash required to fund operations during the disposal period.

   The Company intends to use funds generated by future operations and available credit under its $75.0 million Revolving Credit Facility to meet normal operating needs as well as fund planned capital expenditures during fiscal 1999. The Company believes these sources of liquidity will be adequate to fund the cash needs of the business during fiscal 1999.

Quarterly Results

   The Company's operating results in any single period should not be viewed as indicative of future operating results as the services offered by the Company are subject to variations in profitability. The Company could experience variations in net revenue and income as a result of many factors, including the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various service offerings. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely affect the Company's operating results for that quarter. While the effects of seasonality on the Company's business have historically been obscured by its growing net revenue, the Company's business tends to be slower in the first and third quarters of its fiscal year due to client marketing programs which are typically slower in the postholiday and summer months.

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

   On October 31, 1998, Senior Information Technology Management under the direction of the Audit Committee of the Board of Directors completed a company-wide evaluation of the impact of a potential Year 2000 problem on its computer systems, applications and other date-sensitive equipment. Equipment and systems that are not Year 2000 compliant have been identified and will be corrected through equipment replacement, remediation of code in software programs, or migration to a Year 2000 compliant platform. The Company estimates that approximately 60% of the remediation of code in software programs was completed as of March 31, 1999. All Year 2000 compliance issues are expected to be corrected by July 1, 1999. Through March 31, 1999, the Company had spent approximately $1.1 million to address Year 2000 issues. In addition at March 31, 1999, the Company had open purchase commitments in the amount of $1.5 million to purchase Year 2000 equipment upgrades. Total costs required to correct Year 2000 issues are currently estimated to be approximately $3.0 million and principally consist of equipment upgrades and software code remediation.

   While the Company believes that its efforts will adequately address its internal Year 2000 concerns, it is possible that the Company will be adversely affected by problems encountered by key customers and suppliers. The Company has initiated discussions with significant customers and suppliers in an effort to determine and assess those parties' Year 2000 compliance status. The Company is dependent on computer and telecommunications companies for computer equipment and software and telephone systems and service. The Company completed its evaluation of customers and suppliers on February 28, 1999. Based upon the results of its assessments of customers and suppliers compliance status, the Company is developing contingency plans where appropriate. The Company expects contingency plans will be in place by May 1, 1999. The Company would be unable to perform its work without access to outbound and/or inbound telephony capabilities, resulting in the loss of revenue, the extent and materiality of which would depend on the length of the time required to restore access.

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

Reliance on Major Clients

   Because a substantial portion of the Company's revenue is generated from relatively few clients, the loss of a significant client or clients could have a materially adverse effect on the Company. The Company had clients which individually accounted for more than 10% of the Company's net revenue for fiscal years 1998, 1997 and 1996. The Company's ten and four largest clients collectively accounted for 64.8% and 44.0%, respectively, of the Company's net revenue in fiscal 1998. The Company's largest clients in fiscal 1998 were a large parcel delivery client and AT&T, which accounted for 16.1% and 13.5%, respectively, of the Company's net revenue in fiscal 1998. The Company's third largest client in fiscal 1998 was a major telecommunications client, which accounted for 7.6% of the Company's net revenue during that period. The Company's fourth largest client in fiscal 1998 was J.C. Penney Life Insurance Company which accounted for 6.8% of the Company's net revenue during the period. The insurance products sold by Mass Marketing Insurance Group are currently underwritten by J.C. Penney Life Insurance Company. During fiscal 1998, Mass Marketing Insurance Group accounted for 4.8% of the Company's net revenue. In fiscal 1997, two clients accounted for 25.7% and 17.1% of the Company's net revenue and in fiscal 1996, two clients accounted for 38.6% and 18.4% of the Company's net revenue, respectively. Many of the Company's clients are concentrated in the business and consumer products, parcel delivery, financial services, insurance, retail and telecommunications industries. A significant downturn in any of these industries or a trend in any of these industries not to use, or to reduce their use of, telephone-based sales, marketing or customer management solutions could have a materially adverse effect on the Company's business. The Company generally operates under contracts which may be terminated on short notice, most of which do not have minimum volume requirements.

   The Company's contract with its parcel delivery client expires January 15, 2000. No discussion to extend this contract has taken place. The Company is uncertain as to whether the client intends to extend this contract. Also, the Company is undecided as to whether it is willing to extend the contract should the client intend to do so. The Company's contract with its parcel delivery client is a facilities management contract. Under this facilities management program, the Customer Contract Centers where the work is performed are owned by the client, but are staffed and managed by the Company. Regardless of whether or not this contract is extended, there is no impact on the utilization of the Company-owned Customer Contract Centers.

   There can be no assurance that the Company will be able to retain any of its largest clients or that the volumes of its most profitable or largest programs will not be reduced, or that the Company would be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits. Consequently, the loss of one or more of its significant clients could have a materially adverse effect on the Company's business, results of operations and financial condition.

Factors Affecting Ability to Manage and Sustain Growth

   The Company has experienced rapid growth over the past several years. Future growth will depend on a number of factors, including the effective and timely initiation and development of client relationships, opening of new Customer Contact Centers, and recruitment, motivation and retention of qualified personnel. Sustaining growth will also require the implementation of enhanced operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth.

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

   Because the Company's primary competitors are the in-house operations of existing or potential clients, the Company's performance and growth could be adversely affected if its existing or potential clients decide to provide in-house customer care services that are currently outsourced or to retain or increase their in-house customer service and product support capabilities.

   The development of new forms of direct sales and marketing techniques, such as interactive home shopping through television, computer networks and other media, could have an adverse effect on the demand for the Company's Sales Solutions services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems and increased use of the Internet, could reduce the demand for certain of the Company's Service Solutions offerings. Moreover, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this direct marketing tool. Although the Company attempts to monitor industry trends and respond accordingly, there can be no assurance that the Company will be able to anticipate and successfully respond to all such trends in a timely manner.

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

Control by Principal Share Owner

   Mr. Schwartz, the Company's Chairman and Chief Executive Officer, beneficially owns approximately 41.6% of the outstanding Common Shares. As a result, Mr. Schwartz is able to exercise significant control over the outcome of substantially all matters requiring action by the Company's share owners. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of the Company. In addition, two trusts each beneficially own approximately 5.5% of the outstanding Common Shares.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in U.S. interest rates. This exposure is directly related to its normal operating and funding activities.

   Because the Company's obligations under its bank credit agreement bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its long-term debt interest rate exposure, rather than for trading purposes. A 10% increase or decrease in market interest rates that effect the Company's financial instruments would not have a material impact on earnings during the next fiscal year, and would not materially affect the fair value of the Company's financial instruments.

Item 8. Financial Statements and Supplementary Data

   The following financial information is included in this Report:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   24
Consolidated Balance Sheets as of January 3, 1999 and December 28, 1997...   25
Consolidated Statements of Operations for the Fiscal Years Ended January
 3, 1999, December 28, 1997 and December 29, 1996.........................   26
Consolidated Statements of Share Owners' Equity for the Fiscal Years Ended
 January 3, 1999, December 28, 1997 and December 29, 1996.................   27
Consolidated Statements of Cash Flows for the Fiscal Years Ended January
 3, 1999, December 28, 1997 and December 29, 1996.........................   28
Notes to Consolidated Financial Statements................................   29

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Share Owners of
APAC TeleServices, Inc.:

   We have audited the accompanying consolidated balance sheets of APAC TELESERVICES, INC. (an Illinois corporation) AND SUBSIDIARIES as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, share owners' equity and cash flows for the three years ended January 3, 1999, December 28, 1997, and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APAC TeleServices, Inc. and Subsidiaries as of January 3, 1999, and December 28, 1997, and the results of their operations and their cash flows for the three years ended January 3, 1999, December 28, 1997, and December 29, 1996, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP
Chicago, Illinois
March 22, 1999 (except with respect
to the matter discussed in Note 9
as to which the date is April 1, 1999)

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        January 3, December 28,
                        ASSETS                             1999       1997*
                        ------                          ---------- ------------
                                                         (In thousands, except
                                                              share data)
Current Assets:
  Cash and cash equivalents............................  $  3,543    $     17
  Receivables:
    Trade, less allowance for doubtful accounts of
     $4,250 in 1998 and $447 in 1997...................    75,377      66,558
    Refundable Federal income taxes....................     5,825       1,947
    Other..............................................     1,241       2,060
  Deferred tax assets..................................     8,790         200
  Prepaid expenses.....................................     3,058       2,165
  Net assets of discontinued operations................     7,096      15,318
                                                         --------    --------
      Total current assets.............................   104,930      88,265
                                                         --------    --------
Property and Equipment:
  Building and leasehold improvements..................    27,552      28,015
  Telecommunications equipment.........................    88,958      78,763
  Workstations and office equipment....................    16,918      14,039
  Capitalized software.................................    11,852       7,439
  Construction in progress.............................     6,915       6,463
                                                         --------    --------
      Total property and equipment.....................   152,195     134,719
  Less--accumulated depreciation and amortization......    57,602      38,424
                                                         --------    --------
      Property and equipment, net......................    94,593      96,295
                                                         --------    --------
Intangible Assets:
  Assembled workforce..................................     3,600         --
  Customer relationships...............................    28,493         --
  Goodwill.............................................    36,757         --
                                                         --------    --------
      Total intangible assets..........................    68,850         --
  Less--accumulated amortization.......................     3,975         --
                                                         --------    --------
      Intangible assets, net...........................    64,875         --
                                                         --------    --------
Other Assets...........................................     3,104       1,271
                                                         --------    --------
      Total assets.....................................  $267,502    $185,831
                                                         ========    ========

--------
*Reclassified to conform to current year's classifications.


  The accompanying notes are an integral part of these consolidated financial statements.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             January 3, December 28,
            LIABILITIES AND SHARE OWNERS' EQUITY                1999       1997*
            ------------------------------------             ---------- ------------
                                                              (In thousands, except
                                                                   share data)
Current Liabilities:
  Current maturities of long-term debt......................  $ 16,122    $    202
  Revolving credit facility.................................       --       23,600
  Book overdraft............................................       --        4,679
  Accounts payable..........................................     5,705       6,155
  Customer deposits.........................................    11,123         --
  Accrued liabilities:
    Payroll and related items...............................    19,494      14,199
    Acquisition-related costs...............................    14,377         --
    Telecommunications expenses.............................     9,529       1,643
    Other...................................................    10,832       3,697
                                                              --------    --------
      Total current liabilities.............................    87,182      54,175
                                                              --------    --------
Long-Term Debt, less current maturities.....................   132,427       1,863
Deferred Income Taxes.......................................     1,670       5,010
Other Liabilities...........................................     4,399         --
Commitments and Contingencies...............................
Share Owners' Equity:
  Preferred Shares, $0.01 par value; 50,000,000 shares
   authorized; none issued..................................       --          --
  Common Shares, $0.01 par value; 200,000,000 shares
   authorized; issued 48,893,873 shares in 1998 and
   48,794,367 shares in 1997................................       489         488
  Additional paid-in capital................................    93,799      91,788
  Retained earnings (deficit)...............................   (46,813)     32,507
                                                              --------    --------
                                                                47,475     124,783
  Less--treasury shares; 1,609,000 shares at cost...........     5,651         --
                                                              --------    --------
      Total share owners' equity............................    41,824     124,783
                                                              --------    --------
      Total liabilities and share owners' equity............  $267,502    $185,831
                                                              ========    ========

--------
*Reclassified to conform to current year's classifications.


  The accompanying notes are an integral part of these consolidated financial statements.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Fiscal Years Ended
                                           ------------------------------------
                                           January 3, December 28, December 29,
                                              1999       1997*         1996
                                           ---------- ------------ ------------
                                             (In thousands, except per share
                                                          data)
Net Revenue...............................  $425,028    $350,533     $276,443
Operating Expenses:
  Cost of services........................   353,979     268,177      193,967
  Selling, general and administrative
   expenses...............................    56,230      45,810       33,397
  Asset impairment charges................    71,172       3,238          --
  Restructuring charge....................     9,000         --           --
                                            --------    --------     --------
      Total operating expenses............   490,381     317,225      227,364
                                            --------    --------     --------
  Operating income (loss).................   (65,353)     33,308       49,079
Investment Income.........................       --          --           280
Interest Expense..........................     8,139       1,499          309
                                            --------    --------     --------
  Income (loss) from continuing operations
   before income taxes and cumulative
   effect of accounting change............   (73,492)     31,809       49,050
Provision (Benefit) for Income Taxes......    (5,200)     12,100       18,500
                                            --------    --------     --------
  Income (loss) from continuing operations
   before cumulative effect of accounting
   change.................................   (68,292)     19,709       30,550
Discontinued Operations:
  Loss from operations of Paragren
   Technologies, Inc., less income taxes
   (benefit) of ($1,100) in 1998, and $670
   in 1997................................    (2,628)    (18,726)         --
  Loss on disposal of Paragren
   Technologies, Inc., including provision
   of $3,000 for operating losses during
   disposal period, less income tax
   benefit of $1,100......................    (8,400)        --           --
                                            --------    --------     --------
      Total discontinued operations.......   (11,028)    (18,726)         --
                                            --------    --------     --------
Cumulative Effect of Accounting Change,
 less income tax benefit of $1,349........       --       (2,200)         --
                                            --------    --------     --------
Net Income (Loss).........................  $(79,320)   $ (1,217)    $ 30,550
                                            ========    ========     ========
Net Income (Loss) Per Share:
  Basic:
   Income (loss) from continuing
    operations before cumulative effect of
    accounting change.....................  $  (1.40)   $   0.41     $   0.66
   Loss from discontinued operations......     (0.23)      (0.39)         --
   Cumulative effect of accounting change.       --        (0.05)         --
                                            --------    --------     --------
      Net income (loss)...................  $  (1.63)   $  (0.03)    $   0.66
                                            ========    ========     ========
  Diluted:
   Income (loss) from continuing
    operations before cumulative effect of
    accounting change.....................  $  (1.40)   $   0.41     $   0.64
   Loss from discontinued operations......     (0.23)      (0.39)         --
   Cumulative effect of accounting change.       --        (0.05)         --
                                            --------    --------     --------
      Net income (loss)...................  $  (1.63)   $  (0.03)    $   0.64
                                            ========    ========     ========
Weighted Average Shares Outstanding:
  Basic...................................    48,609      47,453       46,350
  Diluted.................................    48,609      48,505       47,935
                                            ========    ========     ========

--------
*Reclassified to conform to current year's classifications.

  The accompanying notes are an integral part of these consolidated financial statements.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY

                                           Additional                         Total
                           Shares           Paid-In   Retained  Treasury  Share Owners'
                           Issued   Amount  Capital   Earnings   Shares      Equity
                         ---------- ------ ---------- --------  --------  -------------
                                      (In thousands, except share data)
Balance, December 31,
 1995................... 46,200,000  $462   $49,072   $  3,174  $   --      $ 52,708
  Net income............        --    --        --      30,550      --        30,550
  Exercise of employee
   stock options,
   including related tax
   benefits.............    273,558     2     4,607        --       --         4,609
  Issuance of Common
   Shares through
   employee stock
   purchase plan........     12,059   --        339        --       --           339
  Issuance of Common
   Shares in connection
   with the acquisistion
   of The Shechtman
   Group................     54,440     1        (1)       --       --           --
                         ----------  ----   -------   --------  -------     --------
Balance, December 29,
 1996................... 46,540,057   465    54,017     33,724      --        88,206
  Net loss..............        --    --        --      (1,217)     --        (1,217)
  Exercise of employee
   stock options,
   including related tax
   benefits.............    228,232     2     5,246        --       --         5,248
  Issuance of Common
   Shares through
   employee stock
   purchase plan........     34,693     1       654        --       --           655
  Issuance of Common
   Shares in connection
   with the acquisition
   of Paragren
   Technologies, Inc....  1,991,385    20    31,871        --       --        31,891
                         ----------  ----   -------   --------  -------     --------
Balance, December 28,
 1997................... 48,794,367   488    91,788     32,507      --       124,783
  Net loss..............        --    --        --     (79,320)     --       (79,320)
  Exercise of employee
   stock options,
   including related tax
   benefits.............     41,837   --        948        --       --           948
  Issuance of Common
   Shares through
   employee stock
   purchase plan........     57,669     1       353        --       --           354
  Stock option and
   warrant transactions.        --    --        710        --       --           710
  Purchase of treasury
   shares (1,609,000
   shares)..............        --    --        --         --    (5,651)      (5,651)
                         ----------  ----   -------   --------  -------     --------
Balance, January 3,
 1999................... 48,893,873  $489   $93,799   $(46,813) $(5,651)    $ 41,824
                         ==========  ====   =======   ========  =======     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                    APAC TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Fiscal Years Ended
                                           -------------------------------------
                                           January 3,  December 28, December 29,
                                              1999        1997*         1996
                                           ----------  ------------ ------------
                                                      (In thousands)
Operating Activities:
  Net income (loss)....................... $ (79,320)    $ (1,217)    $ 30,550
  Depreciation and amortization...........    35,470       21,290       10,784
  Deferred income taxes...................    (8,130)       1,110          640
  Asset impairment charges................    71,172        3,238          --
  Loss from discontinued operations.......    11,028       18,726          --
  Cumulative effect of accounting change,
   net of income tax benefit..............       --         2,200          --
  Changes in operating assets and liabili-
   ties, net of effects of
   acquisition:
    Receivables...........................    15,458       (9,743)     (40,738)
    Prepaid expenses......................       122         (140)      (2,070)
    Other assets..........................      (306)        (619)        (653)
    Accounts payable......................    (4,206)      (5,812)       9,745
    Accrued expenses......................     7,416        3,835        3,809
    Discontinued operations...............    (2,806)      (2,270)         --
                                           ---------     --------     --------
      Net cash provided by operating
       activities.........................    45,898       30,598       12,067
Investing Activities:
  Purchase of property and equipment, net
   of disposals...........................   (17,076)     (43,742)     (64,417)
  Sale of short-term investments..........       --           --        26,000
  ITI Holdings, Inc. acquisition costs,
   net of cash acquired...................  (149,229)         --           --
                                           ---------     --------     --------
      Net cash used by investing
       activities.........................  (166,305)     (43,742)     (38,417)
Financing Activities:
  Proceeds from issuance of long-term
   debt...................................   150,000          --           --
  Repayment of revolving credit facility
   with proceeds from refinancing.........    (7,500)         --           --
  Net borrowings (payments) on revolving
   credit facilities......................   (16,100)       7,700       15,900
  Payments on long-term debt..............    (7,102)        (149)        (847)
  Payment of debt issuance costs..........    (2,031)         --           --
  Increase (decrease) in book overdraft...    (4,679)        (434)       5,113
  Increase in customer deposits and other
   liabilities............................    14,985          --           --
  Stock option and warrant transactions,
   including related tax benefits.........     2,011        5,903        4,948
  Purchase of treasury shares.............    (5,651)         --           --
  S Corporation distributions paid........       --           --        (2,809)
                                           ---------     --------     --------
      Net cash provided by financing
       activities.........................   123,933       13,020       22,305
                                           ---------     --------     --------
Net Increase (Decrease) in Cash and Cash
 Equivalents..............................     3,526         (124)      (4,045)
Cash and Cash Equivalents:
  Beginning of year.......................        17          141        4,186
                                           ---------     --------     --------
  End of year............................. $   3,543     $     17     $    141
                                           =========     ========     ========
Supplemental Disclosures:
  Cash flow information:
    Cash payments for interest (net of
     amounts capitalized)................. $   7,008     $  1,381     $    408
    Cash payments for income taxes........     5,927        8,955       17,013
  Non-cash investing and financing
   activities:
    Capital lease obligations used to
     purchase equipment...................       --           742          --
    Fair market value of Common Shares and
     employee stock options issued in
     connection with the acquisition of
     Paragren Technologies, Inc...........       --        31,891          --
  Fair market value of Common Shares is-
   sued in connection with the acquisition
   of The Shechtman Group.................       --           --         2,613
                                           =========     ========     ========

--------
*Reclassified to conform to current year's classifications.

  The accompanying notes are an integral part of these consolidated financial statements.

                   APAC TELESERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             January 3, 1999, December 28, 1997, December 29, 1996
            (In thousands, except for share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

 Industry Information

   APAC Teleservices, Inc. and Subsidiaries (the "Company") provides high volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, and telecommunications industries throughout the United States.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Results of operations of business combinations accounted for as a purchase have been included in the consolidated financial statements for all periods subsequent to the dates of acquisition.

 Management's Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from these estimates.

 Fiscal Year

   The Company operates on a fiscal year that ends on the Sunday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on January 3, 1999 (53 weeks), December 28, 1997 (52 weeks), and December 29, 1996 (52 weeks).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

   Cash and cash equivalents consist of cash in banks and overnight securities.

Trade Receivables

   Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of certain major clients. The Company does not require collateral or other security to support clients' receivables. The Company conducts periodic reviews of its clients' financial conditions and vendor payment practices to minimize collection risks on trade receivables.

Long-Lived Assets

   Long-lived assets are comprised of property and equipment, capitalized software and intangible assets. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews long-lived assets to be held and used to assess recoverability from operations using undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets' carrying value. See Note 5, Acquisition of ITI Holdings, Inc., for a discussion of the asset impairment loss included in results of operations for the fiscal year 1998. The Company reports an asset to be disposed of at the lower of its carrying value or its net realizable value.

   Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Major improvements are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recorded in the statement of operations. Interest is capitalized on major build-outs of new facilities during the construction period. No interest was capitalized in fiscal year 1998. During fiscal years 1997 and 1996, the Company capitalized $483 and $196 of interest, respectively.

   Depreciation is determined using the straight-line method for financial reporting purposes. Leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Lives used for calculating depreciation are 2 to 15 years for building and leasehold improvements; 3 to 7 years for telecommunications equipment; and 5 to 7 years for workstations and office equipment. Total depreciation on property and equipment for fiscal years 1998, 1997 and 1996 was $28,862, $19,642, and $9,035, respectively.

   Capitalized Software. The Company capitalizes the cost of third-party computer software and costs related to the installation of such software in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred in the preliminary project stage are expensed as incurred while costs incurred during the development and implementation stages are capitalized. Third-party computer software costs are amortized over their estimated useful life of 3 to 5 years.

   The Company also capitalizes certain software costs related to software products sold to third parties and costs incurred while providing services to its customers in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and design phase of the software development, including coding and testing activities necessary to establish technological feasibility, are expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance, are capitalized when material. During fiscal years 1998, 1997 and 1996, the Company capitalized $1,550, $2,278 and $1,937, respectively, of such costs which are amortized over the lesser of 3 years or the period in which revenue directly attributable to such costs is expected to be generated. Amortization on all capitalized software costs for fiscal years 1998, 1997 and 1996 was $2,837, $1,180 and $702, respectively.

   The carrying value of capitalized software costs is regularly reviewed by the Company, and a loss is recognized if net realizable value falls below unamortized costs. During the fiscal years 1998 and 1997, the Company recorded provisions for software impairment of $1,472 and $3,238, respectively, as a result of obsolescence in 1998 and plans to replace software platforms used by the Company with technologies acquired through the Paragren Technologies, Inc. purchase in 1997.

   Intangible Assets. Goodwill represents the excess of acquisition costs over the fair value of net assets of acquired businesses and is amortized on a straight-line basis over the expected period of benefit ranging from 15 to 21 years. Other purchased intangibles include non-compete agreements, assembled workforce and customer relationships which are recorded at fair value at the date of acquisition and amortized on a straight-line basis over their estimated useful lives ranging from 4 to 12 years. Total amortization on goodwill and other intangible assets for fiscal years 1998 and 1997 was $5,130 and $1,394, respectively.

Revenue Recognition

   The Company recognizes teleservices revenue on programs as services are performed for its clients, generally based upon hours incurred. Software revenue is recognized upon shipment, or if under contract, when customer acceptance is obtained and other contract-specific requirements have been completed.

Training Costs

   The Company maintains ongoing training programs for its employees. The cost of this training is expensed as incurred. In addition, certain contracts require clients to reimburse the Company for specific training. These costs are billed to clients as incurred.

Income Taxes

   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain revenue and costs in different periods for financial statement and income tax purposes. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

Accounting for Stock-Based Compensation

   The Company utilizes Accounting Principles Board Opinion No. 25 ("APB No. 25") in its accounting for stock options issued to employees. No compensation expense is recognized for stock options issued to employees under the Company's Stock Option Plan as the option price equals or exceeds the fair market value of the Company's Common Shares at the date of grant. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The accounting method as provided in the pronouncement is not required to be adopted; however, it is encouraged. The Company has adopted the disclosure-only provisions of SFAS No. 123 with respect to options issued to employees. Compensation expense associated with stock options and warrants issued to non-employees and non-directors is recognized in accordance with SFAS No. 123.

Interest Rate Agreements

   The Company uses interest rate agreements to convert floating-rate debt to fixed-rate debt. Under interest rate swap agreements, the Company agrees with other parties to exchange at specified intervals the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. The Company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating-rate debt. The interest rate cap agreements require premium payments to counterparties based upon a notional principal amount. Interest rate cap agreements entitle the Company to receive from counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the agreements. Amounts due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The premiums paid to purchase interest rate caps, as well as any gains and losses on terminated interest rate swap and cap agreements, are amortized to interest expense over the life of the debt to which they are matched.

Earnings Per Share

   During the fourth quarter of fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of Common Shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of Common Shares outstanding, and Common Shares that would have been outstanding if the potentially dilutive Common Shares such as stock options and stock purchase warrants had been issued. At January 3, 1999, December 28, 1997, and December 29, 1996, options and warrants to purchase 4,898,467, 2,949,797 and 2,026,270 shares, respectively, of the Company's Common Shares were outstanding. At January 3, 1999, all outstanding options and warrants were excluded from the computation of net income per share because either the options' and warrants' exercise prices were greater than the average market price of the Common Shares or their inclusion would have had an anti-dilutive effect on net income per share. At December 28, 1997, and December 29, 1996, 1,815,837 and 12,500 outstanding options, respectively, were excluded from the computation of net income per share because the options' exercise prices were greater than the average market price of the Common Shares.

3. NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income

   In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which established standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to share owners. The financial statement presentation under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997, and is required in all interim period financial statements. The Company adopted the provisions of SFAS No. 130 in January 1998. As of January 3, 1999, the Company had no transactions separately identified as components of "other comprehensive income" under SFAS No. 130.

Segment Reporting

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information", which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS No. 131 in December 1998. Segment information is reported in Note 14 to the consolidated financial statements.

Derivative Instruments and Hedging Activities

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This pronouncement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

Start-Up Costs

   In April 1998, the AICPA issued Statement of Position 98-5, ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and is effective for all fiscal years beginning after December 15, 1998. It requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. The Company will adopt SOP 98-5 in 1999. The Company does not anticipate that the adoption of SOP 98-5 will have a material impact on its consolidated financial statements.

4. ACCOUNTING CHANGE

   On November 20, 1997, The Emerging Issues Task Force, a subcommittee of the Financial Accounting Standards Board, issued Bulletin No. 97-13 ("EITF No. 97-13"), "Accounting for the Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." EITF No. 97-13 provides specific guidelines on defining business process reengineering costs and requires such costs to be expensed as incurred. Unamortized reengineering costs at November 20, 1997, were also required to be expensed and reported as a cumulative effect of accounting change. The Company had been capitalizing such costs related to the installation of internal computer systems. As prescribed by the literature, the Company adopted the provisions of EITF No. 97-13 in the fourth quarter of fiscal year 1997 and recorded a charge of $2,200 as the cumulative effect of accounting change, which is net of applicable income tax benefit of $1,349.

5. ACQUISITION OF ITI HOLDINGS, INC.

Acquisition

   On May 20, 1998, the Company acquired through merger all of the common stock of ITI Holdings, Inc., the sole shareholder of ITI Marketing Services, Inc. ("ITI"), a leading teleservices provider based in Omaha, Nebraska. In exchange for all of the common stock of ITI, the Company paid $149,229, net of cash acquired. The initial purchase price was funded with proceeds from a $150,000 Term Loan. ITI provides telephone-based sales, marketing and customer management services to corporate clients that have high volumes of outgoing and/or incoming calls through a network of customer contact centers. The acquisition has been accounted for as a purchase and, accordingly, the assets and liabilities and results of operations of ITI have been included in the Company's consolidated financial statements since the date of acquisition.

   The excess of purchase price over the fair value of assets acquired, liabilities assumed and additional liabilities recorded of $136,650 has been allocated to intangible assets based upon their estimated fair values as determined by independent appraisal. Purchased intangibles consisted of assembled workforce of $3,600, customer relationships of $36,800 and goodwill of $96,250. The intangible assets are being amortized over their estimated useful lives which range from 7 to 21 years. In addition, ITI had accumulated net operating loss carryforwards of $12,773 as of the date of acquisition which are fully reserved for through a valuation allowance. In connection with the acquisition, the Company provided estimated costs to close facilities, terminate unfavorable contracts, write-off uncollectible trade receivables and reduce the workforce by 135 employees. The amounts provided included $6,500 for facilities, $9,700 for contracts, $2,400 for trade receivables and $2,600 for employee severance. To the extent that unused facilities covered by long-term leases are subleased and unfavorable contracts are renegotiated, a reduction in the acquisition-related reserves and goodwill recorded as of January 3, 1999, would be required.

Asset Impairment

   Fourth quarter reductions in clients' use of outbound telemarketing programs as a method of customer acquisition have reduced ITI's Sales Solutions division net revenue and profitability from levels that existed at the date of acquisition. Six clients which comprised approximately 65% of ITI's Sales Solutions net revenue have either ceased or substantially reduced their telemarketing activities due to apparent financial impairment or consolidation in the consumer and financial services industries. In addition, lower than expected outbound telemarketing volume has prevented the Company from realizing synergies anticipated with and valued in the ITI acquisition.

   Pursuant to SFAS No. 121, these events constitute a triggering event in the fourth quarter of fiscal year 1998 which required the Company to evaluate the recoverability of the long-lived assets of the Sales Solutions division of ITI. As a result of the loss of ITI's client base, estimated future undiscounted cash flows from ITI's Sales Solutions business are now less than the carrying value of its long-lived assets. Accordingly, the Company has adjusted the carrying value of the Sales Solutions division's long-lived assets to their fair value of $13,620 resulting in a non-cash impairment loss of $69,700 ($65,900, or $1.36 per share, net of income tax benefit). The impairment loss was comprised of a write-off of property and equipment of $1,900, customer relationships of $8,300 and goodwill of $59,500. Fair market value was determined based upon the appraised value of the remaining customer base of the Sales Solutions division which was derived from future discounted cash flow analyses. The remainder of ITI's business has not been impaired.

Other Nonrecurring Charges

   In addition to the asset impairment loss discussed above, the Company recorded two additional nonrecurring charges in connection with the ITI purchase. The Company provided allowances for doubtful accounts of $2,500 to fully reserve trade accounts receivable balances due from two ITI clients which filed for protection under Federal bankruptcy law. The Company also accrued $7,100 in future telecommunications costs guaranteed under two minimum usage contracts which expire in the year 2000. As a result of the downturn in ITI's business, the Company will not achieve the minimum volumes under these contracts and cannot recover the guaranteed costs from future results of operations.

Pro Forma Information

   The pro forma results of operations for fiscal years 1998 and 1997 summarized below give effect to actual results as if the acquisition had occurred on December 29, 1997, and December 30, 1996, respectively, and include adjustments for unfavorable telephone contracts, goodwill and intangible asset amortization, interest expense and income taxes.

                                                               1998      1997
                                                             --------  --------
                                                              (In thousands,
                                                             except per share
                                                                   data)
                                                                (Unaudited)
      Net revenue........................................... $487,527  $496,107
      Income (loss) from continuing operations before
       cumulative effect of accounting change...............  (68,162)   10,402
      Net income (loss).....................................  (79,190)    8,202
                                                             --------  --------
      Per share data:
        Basic:
          Income (loss) from continuing operations before
           cumulative effect of accounting change........... $  (1.40) $   0.22
          Net income (loss)................................. $  (1.63) $   0.17
                                                             --------  --------
        Diluted:
          Income (loss) from continuing operations before
           cumulative effect of accounting change........... $  (1.40) $   0.21
          Net income (loss)................................. $  (1.63) $   0.17
                                                             --------  --------

   The pro forma results of operations do not necessarily represent operating results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of future operating results of the combined companies.

6. DISCONTINUED OPERATIONS

   On August 19, 1997, the Company acquired all of the common and preferred stock of Paragren Technologies, Inc. ("Paragren"), a specialist in software-based marketing products that help its clients analyze market, customer and sales data on a real-time basis. In addition to its software solutions, systems integration and consulting services, Paragren designs, develops and manages consumer-panel research.

   In consideration for the common and preferred stock of Paragren, the Company issued to Paragren share owners 1,991,385 shares of its Common Shares and converted existing Paragren stock options into stock options for an additional 189,199 shares of the Company's Common Shares. The acquisition was accounted as a purchase. The purchase price of approximately $32,900 was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values as determined by an independent appraisal resulting in the assignment of $1,500 to assembled workforce and non-compete covenants, $19,800 to in-process research and development, and $12,000 to goodwill.

   In December 1998, the Company's management approved a plan to sell Paragren. The Company does not believe that additional investment in the software development business is consistent with its long-term strategic goals and objectives. While the Company has had discussions with a potential buyer, no formal sales agreement was reached. The Company expects to sell Paragren during fiscal year 1999. Accordingly, Paragren is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the operating results and net assets of the business. The estimated loss recorded during fiscal year 1998 related to Paragren was $9,500 ($8,400, or $0.17 per share, net of income tax benefit). The estimated loss includes a reduction in asset value of $6,500 for expected loss on disposal and a provision for anticipated operating losses until disposal of $3,000. The loss on disposal of Paragren has been based upon estimated sales proceeds from a preliminary offer for the business which the Company had received. The amount the Company will ultimately realize could differ from the amount assumed in arriving at the estimated loss on disposal. Summary operating results for Paragren for fiscal years 1998 and 1997 are as follows:

                                                              1998      1997
                                                             -------  --------
                                                              (In thousands)
      Net revenue........................................... $10,711  $  5,857
      Operating expenses:
        Cost of services....................................   5,496     1,149
        Selling, general and administrative expenses........   8,978     2,974
        Acquired in-process research and development........     --     19,800
                                                             -------  --------
          Total operating expenses..........................  14,474    23,923
                                                             -------  --------
        Loss from operations................................  (3,763)  (18,066)
      Interest income, net..................................      35        10
                                                             -------  --------
        Loss before income taxes............................  (3,728)  (18,056)
      Provision (benefit) for income taxes..................  (1,100)      670
                                                             -------  --------
      Net loss.............................................. $(2,628) $(18,726)
                                                             =======  ========

   Net assets of discontinued operation held for sale at January 3, 1999, and December 28, 1997, are as follows:

                                                                 1998    1997
                                                                ------- -------
                                                                (In thousands)
      Current assets........................................... $ 4,449 $ 3,207
      Property and equipment...................................   1,767   1,171
      Goodwill and other intangibles...........................   3,892  12,629
      Capitalized software.....................................   1,561     225
                                                                ------- -------
          Total assets.........................................  11,669  17,232
                                                                ------- -------
      Current liabilities......................................   2,351   1,464
      Deferred income taxes....................................     322     450
      Provision for loss until disposal, less tax benefit of
       $1,100..................................................   1,900     --
                                                                ------- -------
          Total liabilities....................................   4,573   1,914
                                                                ------- -------
      Net assets of discontinued operations.................... $ 7,096 $15,318
                                                                ======= =======

7. RESTRUCTURING CHARGE

   In the second quarter of fiscal year 1998, the Company recorded a restructuring charge of $9,000 ($5,600 or $0.11 per share, net of income tax benefits). The restructuring initiatives involved closing Customer Contact Centers, reconfiguring certain administrative support facilities and reducing the workforce by approximately 80 salaried employees. The $9,000 restructuring charge included $4,500 for write-off of leasehold improvements and equipment, $3,300 for employee severance costs and $1,200 for lease termination costs. As of January 3, 1999, the amount remaining in the restructuring reserve was $3,736, and is expected to be fully utilized by June 1999.

8. INCOME TAXES

   The provision (benefit) for income taxes for continuing operations for fiscal years 1998, 1997 and 1996 consisted of the following:

                                                        1998     1997    1996
                                                       -------  ------- -------
                                                           (In thousands)
      Current:
        Federal....................................... $ 2,820  $ 9,840 $15,772
        State.........................................     640    1,150   2,088
                                                       -------  ------- -------
          Total current provision.....................   3,460   10,990  17,860
                                                       -------  ------- -------
      Deferred:
        Federal.......................................  (7,860)     980     571
        State.........................................    (800)     130      69
                                                       -------  ------- -------
          Total deferred provision....................  (8,660)   1,110     640
                                                       -------  ------- -------
      Total provision for income taxes................ $(5,200) $12,100 $18,500
                                                       =======  ======= =======

   A reconciliation of the statutory Federal income tax rate to the actual effective income tax rate for continuing operations for fiscal years 1998, 1997 and 1996 is as follows:

                                                            1998    1997  1996
                                                            -----   ----  ----
      Statutory rate....................................... (35.0)% 35.0% 35.0%
      State taxes, net of Federal benefit and state
       credits.............................................  (0.2)   3.0   3.0
      Tax-exempt investment income.........................   --     --   (0.4)
      Non-deductible goodwill..............................  29.3    --    --
      Partnership losses in excess of book losses..........  (1.2)   --    --
      Work Opportunity Tax credit..........................  (0.5)  (1.1)  --
      Other................................................   0.5    1.1   0.1
                                                            -----   ----  ----
      Effective rate.......................................  (7.1)% 38.0% 37.7%
                                                            =====   ====  ====

   The significant components of deferred income tax assets and liabilities for continuing operations at January 3, 1999, and December 28, 1997, are as follows:

                                                               1998     1997
                                                              -------  -------
                                                              (In thousands)
Deferred tax assets:
  Vacation accrual........................................... $   906  $   839
  Acquisition-related costs..................................   4,703      --
  Restructuring charge.......................................   1,699      --
  Revenue recognition........................................   1,140      --
  Allowance for doubtful accounts............................     824      181
  Purchased intangibles......................................   2,665      --
  Tax loss carryforwards.....................................   8,560      --
  Other......................................................   1,303      780
                                                              -------  -------
    Total deferred tax assets................................  21,800    1,800
                                                              -------  -------
Deferred tax liabilities:
  Excess depreciation........................................   5,130    4,662
  Change in accounting methods...............................     461    1,203
  Other......................................................     529      745
                                                              -------  -------
    Total deferred tax liabilities...........................   6,120    6,610
                                                              -------  -------
  Gross deferred tax assets (liabilities)....................  15,680   (4,810)
Valuation allowance..........................................  (8,560)     --
                                                              -------  -------
  Net deferred tax assets (liabilities)...................... $ 7,120  $(4,810)
                                                              =======  =======

   At January 3, 1999, the Company had net operating loss carryforwards for tax purposes of $24,460 acquired in connection with the purchase of ITI which expire in fiscal years 2010 through 2013. For financial reporting purposes, a valuation allowance in the amount of $8,560 has been recorded as an offset to these deferred tax assets which can only be realized to the extent that ITI generates sufficient future book and taxable income. There is no assurance that ITI will generate any specific level of future book and taxable income. Management believes that sufficient book and taxable income will be available to realize the benefit of the remaining deferred tax assets.

   In connection with the initial public offering of the Company's Common Shares on October 16, 1995, the Company and certain of its share owners entered into a tax agreement. The agreement provides that the Company will indemnify such share owners against additional income taxes resulting from adjustments made to the taxable income reported by the Company as an S corporation for the periods prior to the initial public offering, but only to the extent those adjustments result in a decrease in income taxes otherwise payable by the Company.

9. DEBT

   On May 20, 1998, the Company entered into a $250,000 Senior Credit Facility ("Credit Facility") with a group of lending institutions and at the same time repaid all amounts outstanding on its prior $80,000 credit facility. On September 8, 1998, the Credit Facility was amended, reducing the available borrowings to $225,000. The Credit Facility consists of a $150,000 Term Loan and a $75,000 Revolving Facility.

   The Company is required to make quarterly principal payments on the Term Loan, ranging from $3,000 to $7,000 per quarter, with a final payment of $61,000 due June 1, 2003. Proceeds from the Term Loan were used to acquire the outstanding common stock of ITI Holdings, Inc. Borrowings under the Revolving Facility will be used to provide working capital and fund capital expenditures. Borrowings under the Credit Facility bear interest at a rate based on the Company's choice of either the LIBOR index rate or the base rate as defined in the Credit

Facility. The rate for LIBOR based borrowings is equal to the sum of the LIBOR index rate for periods of 30, 60, 90 or 180 days plus an applicable margin of 3.0% for Term Loans. The rate for LIBOR based borrowings is equal to the sum of the LIBOR index rate for periods of 30, 60, 90 or 180 days plus an applicable margin of 2.5% for Revolving Loans through the end of the third quarter of fiscal year 1999. The base rate is the greater of the prime commercial lending rate of the agent bank or the Federal funds rate plus 1.5% for Term Loans and through the end of the third quarter of fiscal year 1999, 1.0% for Revolving Loans. Beginning with the fourth quarter of fiscal year 1999, depending on the Company's total debt ratio, as defined in the Credit Facility, the applicable margin for LIBOR based Revolving Loans will range between 1.5% and 2.25% and the applicable margin for base rate Revolving Loans will range between 0.0% and 0.75%. At January 3, 1999, the Company had no outstanding borrowings under the Revolving Facility and $144,000 outstanding under the Term Loan.

   Under the terms of the Credit Facility the Company is required to maintain certain financial covenants. At January 3, 1999, the Company was not in compliance with the financial covenants of the Credit Facility. On April 1, 1999, the Credit Facility was amended and waivers of default granted, and the Company agreed to grant to the lending banks a security interest in certain additional assets of the Company including accounts receivable, certain intangibles and certain limited personal property. The interest rate on the loans and commitment fees were increased, as described below, and the Company's ability to make certain restricted payments, as defined in the agreement, was reduced. The amendment to the Credit Facility limits the Company to $15,000 in annual capital expenditures. Availability of up to $35,000 of the $75,000 Revolving Facility is restricted subject to the attainment of trailing four quarter EBITDA, as defined in the Credit Facility, of at least $62,500. The Company is not allowed to pay dividends on its Common Shares.

   The Company has entered into various interest rate agreements with one of the parties to the Credit Facility. On May 20, 1998, the Company entered into an interest rate swap agreement ("Swap") and an interest rate cap agreement ("Cap") to hedge a portion of the interest rate risk associated with its floating rate debt. Under the terms of the Swap, through June 1, 2003, the Company pays a fixed interest rate of 6.0% and receives a floating rate payment based on the 30-day LIBOR rate. The Swap had an initial notional amount of $100,000 and amortizes, pro rata, with principal payments on the Term Loan. Under the terms of the Cap, through June 1, 2003, the Company will receive payments any time the 30-day LIBOR rate exceeds 6.0%. The Cap had an initial notional amount of $50,000 and amortizes, pro rata, with principal payments on the Term Loan.

   In connection with securing the Credit Facility, the Company paid fees and expenses of $2,031. The debt issuance costs are recorded as deferred charges and are being amortized over the term of the Credit Facility of five years. The amortization of deferred debt costs for fiscal year 1998 was $237.

   As of January 3, 1999, the carrying value of debt obligations reasonably approximates their fair value as the stated interest rate approximates current market rates of debt with similar terms.

   Long-term debt at January 3, 1999, and December 28, 1997, consisted of the following:

                                                                  1998    1997
                                                                -------- ------
                                                                (In thousands)
Term Loan, collateralized by the common stock of ITI Holdings,
 Inc., and certain other assets, payable in quarterly
 installments ranging from $3,000 in first year to $7,000 in fifth year with a final payment of $61,000 due June 1, 2003, with an effective fixed interest rate of 6.97%...............  $144,000 $  --
Industrial Revenue Bonds, collateralized by a building,
 payable in varying monthly installments through June, 2008, bearing interest at 7.0%, adjustable semiannually thereafter to 71% of the average yield rate of U.S. Treasury Bonds with
 a floor of 7.0% (7.0% in 1998 and 1997)......................     1,239  1,323
County Development Note, payable in monthly installments
 (including interest) of $14 through January 16, 2004, bearing
 interest at 4.0%.............................................       748    --
Promissory notes, payable in varying monthly installments
 through 2002 with a weighted average interest rate of 9.0%...       342    --
Capital lease obligations, secured by related equipment,
 payable in varying monthly installments through 2002 with a
 weighted average interest rate of 8.9%.......................     2,220    742
                                                                -------- ------
    Total long-term debt......................................   148,549  2,065
Less--current maturities......................................    16,122    202
                                                                -------- ------
    Long-term debt, net.......................................  $132,427 $1,863
                                                                ======== ======

   The principal payments of long-term debt are due as follows (in thousands):

      2000............................................................. $ 18,461
      2001.............................................................   22,443
      2002.............................................................   26,503
      2003.............................................................   64,278
      Thereafter.......................................................      742
                                                                        --------
          Total payments............................................... $132,427
                                                                        ========

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

   The Company leases its Customer Contact Centers and administrative offices. Rent expense for the fiscal years 1998, 1997 and 1996 was $8,885, $5,631, and $3,187, respectively.

   Minimum future rental payments at January 3, 1999, are as follows:

                                                              Operating Capital
                                                               Leases   Leases
                                                              --------- -------
                                                               (In thousands)
      1999...................................................  $ 7,758  $1,869
      2000...................................................    4,858     178
      2001...................................................    3,477     178
      2002...................................................    2,479     178
      2003...................................................    1,718
      Thereafter.............................................    3,517
                                                               -------  ------
          Total payments.....................................  $23,807   2,403
                                                               =======
      Less--amount representing interest at an average
       effective rate of 8.9%................................              183
                                                                        ------
      Present value of net minimum rent payments.............            2,220
      Less--amounts due within one year......................            1,742
                                                                        ------
      Amounts due after one year.............................           $  478
                                                                        ======

   At January 3, 1999, and December 28, 1997, the gross cost of equipment capitalized under capital lease obligations was $4,622 and $742, respectively.

Legal Proceedings

   The Company, certain of its officers and directors and the lead underwriters of certain public offerings of the Company's securities have been named as defendants in three purported class action lawsuits filed in federal district court for the Southern District of New York in December 1997 and January 1998. The lawsuits were consolidated in April 1998 into one lawsuit. The lawsuit alleges violations of the federal securities laws in connection with the Company's November 1996 Prospectus and other public statements which are alleged to have omitted certain disclosures with respect to the Company's agreement with a large parcel delivery client. The complaint as amended seeks, among other things, unspecified damages and an award of attorney's fees, costs and expenses. The Company filed a motion to dismiss the lawsuit on September 10, 1998, which is pending. The Company denies all allegations of wrongdoing and continues to believe that it has meritorious defenses.

   Additionally, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's consolidated financial position.

Training Bonds

   At January 3, 1999, and December 28, 1997, the Company had guaranteed the repayment of approximately $1,435 and $1,807, respectively, of the remaining outstanding community college bond obligations, which were issued in connection with various job-training agreements. At January 3, 1999, the Company estimates that the deposits made into escrow will be adequate to cover the cost of the maturing bonds.

11. SHARE OWNERS' EQUITY

   At December 31, 1995, the Company had accrued distributions of $2,809, based upon the undistributed taxable income attributable to the Company's tax status as an S Corporation prior to the initial public offering on October 16, 1995. These distributions were paid in fiscal year 1996 to the Company's S Corporation share owners of record prior to its initial public offering when the Company finalized its corporate income tax returns.

   On May 15, 1996, the Company completed a 2-for-1 stock split in the form of a stock dividend. All per share information included in these financial statements has been adjusted to reflect this split retroactively.

   On August 31, 1998, the Board of Directors authorized the Company to repurchase, from time to time at management's discretion, up to 2,500,000 shares of its outstanding Common Shares at market prices. At January 3, 1999, the Company had repurchased 1,609,000 shares at an average price of $3.50 per share.

12. EQUITY INSTRUMENTS

Stock Options

   The Company has granted options to purchase Common Shares under several plans. In 1995, the Company adopted an Incentive Stock Plan and a Nonemployee Director Stock Option Plan. Officers, key employees and nonemployee consultants may be granted nonqualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards under the Incentive Stock Plan. A committee of the Board of Directors administers the Incentive Stock Plan. The Committee is authorized to determine the key employees to whom, and the times at which, the options and other benefits are to be granted; the number of shares subject to each option; the applicable vesting schedule and the exercise price, provided that the exercise price may not be less than 100% and 85% of the fair market value of the Common Shares at the date of grant for incentive stock options and non-qualified stock options, respectively. The Nonemployee Director Stock Option Plan provides for annual grants of non-qualified stock options to each non-affiliated director of the Company. The options will allow such directors to purchase 5,000 Common Shares at an amount equal to the fair market value of the Common Shares on the date of grant. These options vest equally over a three-year period. Options under both plans expire at periods between 5 and 15 years after date of grant. As of January 3, 1999, December 28, 1997, and December 29, 1996 the Company had 5,915,034 Common Shares available for grant or purchase in connection with the exercise of stock options or purchases under the Company's employee stock purchase plan.

   On May 26, 1995, the Company granted an officer an option to purchase 565,034 Common Shares at an aggregate price of $1,765 with an average exercise price of $3.12 per share. The option vests 20% on May 31 of each year through 2000 and has a term of 10 years. The weighted average fair value of this option at the date of grant was $1.83 per share, based upon the assumptions described below using the Black-Scholes option pricing model. At January 3, 1999, 339,020 of these options were vested.

   Stock option activity under the Company's Incentive and Nonemployee Director stock option plans for fiscal years 1998, 1997 and 1996 is as follows:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
Description                                    Shares     Price Range   Price
-----------                                  ----------  ------------- --------
Outstanding as of December 31, 1995.........  1,342,784  $6.31-$ 15.44  $ 6.46
  Granted...................................  1,185,711  $22.43-$51.75  $28.70
  Exercised.................................   (273,558) $6.31-$ 28.63  $ 6.79
  Canceled..................................   (228,667) $6.31-$ 42.88  $12.86
                                             ----------
Outstanding as of December 29, 1996.........  2,026,270  $6.31-$ 51.75  $18.79

  Granted...................................  1,872,474  $0.97-$ 19.31  $14.69
  Exercised.................................   (228,232) $0.97-$ 38.13  $13.69
  Canceled..................................   (720,715) $6.31-$ 51.75  $18.68
                                             ----------
Outstanding as of December 28, 1997.........  2,949,797  $0.97-$ 38.13  $13.05

  Granted...................................  3,687,759  $3.44-$ 14.06  $ 9.06
  Exercised.................................    (57,679) $0.97-$ 13.19  $ 5.62
  Canceled.................................. (1,756,410) $0.97-$ 32.25  $13.51
                                             ----------
Outstanding as of January 3, 1999...........  4,823,467  $0.97-$ 38.13  $ 7.12
                                             ==========  =============  ======
Stock options exercisable at January 3,
 1999.......................................    868,549                 $ 7.46
                                             ==========                 ======

   The average remaining life of the options outstanding at January 3, 1999, was 8.9 years. The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, a risk-free interest rate of 6.5%, expected volatility of 70% and an expected life of 7.5 years to 10 years.

   The Company applies APB No. 25 in accounting for the stock option program above. No compensation expense has been recognized for stock options as the option price equals or exceeds the fair market value at date of grant.

   During fiscal years 1997 and 1998, the Company's Board of Directors, on the recommendation of the Compensation Committee, in order to preserve an economic incentive for continued commitment of the Company's success, on three occasions authorized repricing of certain of its outstanding stock options having an exercise price in excess of the then current market value. On January 15, 1997, all options then held by employees with an exercise price in excess of the then current market value were repriced to have an exercise price of $32.25 per share. On May 20, 1997, all options held by employees, other than the Company's President, with an exercise price in excess of the then current market value were repriced. Those options granted pursuant to the Company's Compensation, Performance, Responsibility Incentive Plan were repriced to have an exercise price of $16.75 per share, and the vesting period was extended from two years to three years. Those options that were awarded to senior officers of the Company other than pursuant to the Compensation, Performance, Responsibility Incentive Plan were canceled and replaced with new options having an exercise price of $16.75 per share, vesting of these options was changed from 20% per year over five years to one third at the end of each of years three, four and five of a five year vesting period. All other options held by employees other than the senior officers were repriced to have an exercise price of $16.75 per share. On August 5, 1998, all options held by employees with an exercise price in excess of the then current market value were repriced, other than those held by the Company's Chief Executive Officer, President and certain other members of senior management. Employees at the senior vice president level had their options repriced to have an exercise price of $8.50 per share. All other employees had their options repriced to have an exercise price of $6.50 per share. After repricing, 4,264,843 options are priced between $0.97 and $8.50 per share. Options for 558,624 shares which were not repriced range in price from $9.50 and $38.13 per share.

   Pro forma results of operations for fiscal years 1998, 1997 and 1996 which reflect the adjustment to compensation expense to account for stock options in accordance with SFAS No. 123 is as follows:

                                                       1998     1997     1996
                                                     --------  -------  -------
                                                      (In thousands, except
                                                         per share data)
Net income (loss) as reported....................... $(79,320) $(1,217) $30,550
Less--compensation expense on stock options, net of
 income tax benefit.................................   12,320    5,500      450
                                                     --------  -------  -------
Pro forma net income (loss)......................... $(91,640) $(6,717) $30,100
                                                     ========  =======  =======
Basic income (loss) per share:
  Pro forma continuing operations................... $  (1.66) $  0.25  $  0.65
  Discontinued operations...........................    (0.23)   (0.39)     --
                                                     --------  -------  -------
  Pro forma net income (loss)....................... $  (1.89) $ (0.14) $  0.65
                                                     ========  =======  =======
Diluted income (loss) per share:
  Pro forma continuing operations................... $  (1.66) $  0.25  $  0.63
  Discontinued operations...........................    (0.23)   (0.39)     --
                                                     --------  -------  -------
  Pro forma net income (loss)....................... $  (1.89) $ (0.14) $  0.63
                                                     ========  =======  =======

   The pro forma disclosure is not likely to be indicative of pro forma results of operations which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized as the options vest and additional awards may also be granted.

Stock Purchase Warrants

   On March 10, 1998, the Company entered into a Sales Agreement with a client and issued 75,000 stock purchase warrants at an exercise price of $14.25 per share in exchange for services to be performed. Each warrant represents the right to purchase one share of the Company's Common Shares at the exercise price. Warrants representing 35,000 shares vested in fiscal year 1998 with the balance vesting 10,000 shares per year in each of the next four years, provided the client achieves certain revenue goals. The warrants became exercisable on March 10, 1998, and expire on March 9, 2007. The estimated fair value of the warrants on the date issued was $7.14 per share using the Black-Scholes option pricing model, and assumptions similar to those used for valuing the Company's stock options described above. The Company recorded $250 in selling expense in fiscal year 1998 for warrants which vested during the year.

13. BENEFIT PLANS

   In October 1995, the Company adopted a 401(k) savings plan. Employees, meeting certain eligibility requirements, as defined, may contribute up to 15% of pretax gross wages, subject to certain restrictions. The Company makes matching contributions of 25% of the first 6% of employee wages contributed to the plan. Company matching contributions vest 20% per year over a five-year period. For fiscal years 1998, 1997 and 1996, the Company made matching contributions to the plan of $270, $250, and $102, respectively.

   In fiscal year 1996, share owners of the Company adopted an employee stock purchase plan. The plan is administered by the compensation committee and permits eligible employees to purchase an aggregate of 600,000 Common Shares at 85% of the lesser of the current market closing price of the Company's Common Shares at the beginning or end of a quarter. Employees may annually purchase Common Shares up to the lesser of 15% of their gross wages or $25. During the fiscal years 1998, 1997 and 1996, 57,670, 34,693 and 12,059 Common
Shares, respectively, were issued to employees under this plan.

14. SEGMENT INFORMATION

   The Company has three reportable segments organized around operating divisions providing separate and distinct services to clients. The operating divisions are managed separately because the service offerings require different technology and marketing strategies and have different operating models and performance metrics. The Sales Solutions division provides outbound sales support to customers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. The Software Development division is managed by the Company's wholly-owned subsidiary, Paragren Technologies, Inc. ("Paragren"), which specializes in software-based consumer marketing products that help its clients analyze market, customer and sales data on a real-time basis. In December 1998 the Company adopted a plan to sell Paragren. Accordingly, the operating results of Paragren have been segregated from continuing operations and are reported separately as discontinued operations. Information about discontinued operations is reported in Note 5 to these consolidated financial statements.

   All operating net revenue and expenses are included in the results of the business segments. Shared Services expenses which include information technology costs and corporate selling, general and administrative expenses are allocated to the business segments primarily based upon telephone hours, consistent with management's financial expectations for the business segments. Other income and expense, principally interest expense and gain and loss on the disposal of assets, are excluded from the determination of business segment results. Shared Services assets which include investments in information technology and corporate assets are not allocated to the business segments. Corporate assets include cash and cash equivalents, tax assets, property and equipment associated with information technology and selling, general and administrative functions, and certain prepaid expenses and deferred charges related to risk management and corporate financing activities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers. The Company evaluates performance based on operating earnings of the respective operating divisions.

   The nature of the industry is such that the Company is dependent on several large clients for a significant portion of its annual net revenue. The Company had two clients, a parcel delivery client and AT&T Corporation ("AT&T"), which individually accounted for more than 10% of the Company's net revenue for fiscal years 1998, 1997 and 1996, respectively. For fiscal year 1998, such clients accounted for 16% and 13% of the Company's net revenue; 1997, such clients accounted for 26% and 17% of the Company's net revenue; and 1996, such clients accounted for 39% and 18% of the Company's net revenue, respectively. The Company provides both Sales Solutions and Service Solutions services for AT&T. The parcel delivery client is the largest Service Solutions client and accounted for 30%, 53% and 75%, of the Company's Service Solutions net revenue in fiscal years 1998, 1997 and 1996, respectively. AT&T is the largest Sales Solutions client and accounted for 20%, 26% and 34% of the Company's Sales Solutions net revenue in fiscal years 1998, 1997 and 1996, respectively.

   Segment information for fiscal years 1998, 1997, and 1996 is as follows:

                               Sales     Service   Software    Shared
Fiscal Years Ended           Solutions  Solutions Development Services Combined
------------------           ---------  --------- ----------- -------- --------
                                              (In thousands)
January 3, 1999:
  Net revenue............... $199,523   $225,505    $  --      $  --   $425,028
  Operating income (loss)...  (77,315)    11,962       --         --    (65,353)
  Asset impairment charges
   (a)......................   69,700      1,472       --         --     71,172
  Restructuring charge (b)..    6,600      2,400       --         --      9,000
  Capital expenditures......    2,457     10,977       --       3,642    17,076
  Depreciation and
   amortization.............   17,450     18,020       --         --     35,470
  Identifiable assets (c)...   72,360    140,696     7,096     47,350   267,502
                             --------   --------    ------     ------  --------
December 28, 1997:
  Net revenue............... $182,874   $167,659    $  --      $  --   $350,533
  Operating income..........   23,610      9,698       --         --     33,308
  Asset impairment charge
   (d)......................    2,138      1,100       --         --      3,238
  Capital expenditures......   14,795     12,430       --      16,517    43,742
  Depreciation and
   amortization.............   13,840      7,450       --         --     21,290
  Identifiable assets (c)...   75,165     68,233    15,318     27,115   185,831
                             --------   --------    ------     ------  --------
December 29, 1996:
  Net revenue............... $141,860   $134,583    $  --      $  --   $276,443
  Operating income..........   27,466     21,613       --         --     49,079
  Capital expenditures......   25,976     27,711       --      10,730    64,417
  Depreciation and
   amortization.............    7,640      3,144       --                10,784
  Identifiable assets.......   65,154     51,358       --      24,869   141,381
                             --------   --------    ------     ------  --------

--------
Notes:
a. During fiscal year 1998, the Company's Sales Solutions division recognized an impairment loss of $69,700 on long-lived assets acquired with the purchase of ITI in May 1998. In addition, the Company's Service Solutions division recognized an impairment loss of $1,472 on capitalized software abandoned by the division during the year.
b. In June 1998, the Company recorded a restructuring charge to close Customer Contact Centers, reconfigure certain administrative support facilities and reduce the salaried workforce.
c. In December 1998, the Company's management approved a plan to sell Paragren. The identifiable assets for Software Development represent the net assets of discontinued operations which are being held for sale.
d. During fiscal year 1997, the Sales and Service Solutions divisions recorded a provision for software impairment as a result of plans to replace software platforms used by the divisions with superior technologies acquired with the purchase of Paragren.

15. QUARTERLY DATA (UNAUDITED)

                           First     Second     Third      Fourth      Full
   Fiscal Years Ended     Quarter   Quarter    Quarter    Quarter      Year
   ------------------     -------   --------   --------   --------   --------
                             (In thousands, except per share data)
January 3, 1999:
  Net revenue............ $89,153   $104,885   $115,961   $115,029   $425,028
  Gross profit...........  19,365     20,079     23,360      8,245     71,049
  Income (loss) from
   continuing
   operations (a) (b)....   5,353     (2,958)     3,613    (74,300)   (68,292)
  Loss from discontinued
   operations (d)........    (436)      (630)      (190)    (9,772)   (11,028)
  Net income (loss)......   4,917     (3,588)     3,423    (84,072)   (79,320)

  Basic income (loss) per
   share:
    Continuing
     operations.......... $  0.11   $  (0.06)  $   0.07   $  (1.57)  $  (1.40)
    Discontinued
     operations..........   (0.01)     (0.01)       --       (0.21)     (0.23)
                          -------   --------   --------   --------   --------
    Net income (loss).... $  0.10   $  (0.07)  $   0.07   $  (1.78)  $  (1.63)
                          =======   ========   ========   ========   ========
  Diluted income (loss)
   per share:
    Continuing
     operations.......... $  0.11   $  (0.06)  $   0.07   $  (1.57)  $  (1.40)
    Discontinued
     operations..........   (0.01)     (0.01)       --       (0.21)     (0.23)
                          -------   --------   --------   --------   --------
    Net income (loss).... $  0.10   $  (0.07)  $   0.07   $  (1.78)  $  (1.63)
                          =======   ========   ========   ========   ========
December 28, 1997:
  Net revenue............ $90,318   $ 91,586   $ 77,238   $ 91,391   $350,533
  Gross profit...........  24,955     25,550     14,008     14,605     79,118
  Income (loss) from
   continuing operations
   (c)...................  8,473       8,613      2,500     (2,077)    17,509
  Loss from discontinued
   operations (d)........     --         --        (482)   (18,244)   (18,726)
  Net income (loss)......   8,473      8,613      2,018    (20,321)    (1,217)
  Basic income (loss) per
   share:
    Continuing
     operations.......... $  0.18   $   0.18   $   0.05   $  (0.05)  $   0.36
    Discontinued
     operations..........     --         --       (0.01)     (0.37)     (0.39)
                          -------   --------   --------   --------   --------
    Net income (loss).... $  0.18   $   0.18   $   0.04   $  (0.42)  $  (0.03)
                          =======   ========   ========   ========   ========
  Diluted income (loss)
   per share:
    Continuing
     operations.......... $  0.18   $   0.18   $   0.05   $  (0.05)  $   0.36
    Discontinued
     operations..........     --         --       (0.01)     (0.37)     (0.39)
                          -------   --------   --------   --------   --------
    Net income (loss).... $  0.18   $   0.18   $   0.04   $  (0.42)  $  (0.03)
                          =======   ========   ========   ========   ========

--------
Notes:
a. Loss from continuing operations for the second quarter of fiscal year 1998 includes a restructuring charge of $9,000. In June 1998, the Company recorded a restructuring charge to close Customer Contact Centers, reconfigure certain administrative support facilities and reduce the salaried workforce.
b. Loss from continuing operations in the fourth quarter of fiscal year 1998 includes impairment losses of $69,700 on long-lived assets acquired with the purchase of ITI Holdings, Inc. ("ITI") in May 1998, and $1,472 on capitalized software abandoned by the Company during the quarter. In addition, the fourth quarter includes nonrecurring charges of $9,600, also in connection with the purchase of ITI, to provide allowances for doubtful accounts for financially impaired clients and accrue future telecommunications costs guaranteed under minimum usage contracts that can not be recovered from results of operations.
c. Loss from continuing operations in the fourth quarter of fiscal year 1997 includes a provision for software impairment of $3,238 recorded as a result of plans to replace software platforms used by the Company with superior technologies being developed by Paragren Technologies, Inc. ("Paragren"), and a cumulative effect of accounting change of $2,200, net of income tax benefit of $1,349. Cumulative effect of accounting change reflects the adoption of EITF Bulletin No. 97-13 which requires that business process reengineering costs be expensed as incurred and that all previously capitalized and unamortized reengineering costs at November 20, 1997, be expensed as the cumulative effect of accounting change.
d. In December 1998, the Company's management approved a plan to sell Paragren. The Company expects to sell Paragren in fiscal 1999. Accordingly, Paragren is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. Loss from discontinued operations in the fourth quarter of fiscal year 1998 includes an estimated loss on disposal of $8,400, net of income tax benefit of $1,100. Loss from discontinued operations in the fourth quarter of fiscal year 1997 includes a special charge of $19,200 to write-off acquired in-process research and development acquired in connection with the purchase of Paragren in August 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I under the caption "Executive Officers of Registrant") is set forth in the Company's Proxy Statement for the Annual Meeting of Share owners to be held on May 18, 1999, under the caption "Election of Directors," which information is incorporated herein by reference.

Item 11. Executive Compensation

   The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on May 18, 1999, under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on May 18, 1999, under the caption "Securities Beneficially Owned by Principal Share Owners and Management," which information is incorporated hereby by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on May 18, 1999, under the caption "Certain Transactions" which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Financial Statements

   The following financial statements of the Company are included in Part II,
Item 8:

     (i) Report of Independent Public Accountants

     (ii) Consolidated Balance Sheets as of January 3, 1999 and December 28,
  1997

     (iii) Consolidated Statements of Operations for the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

       (iv) Consolidated Statements of Share Owners' Equity for the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

      (v) Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

       (vi) Notes to Consolidated Financial Statements

2. Financial Statement Schedules

   The following financial statement schedule is submitted as part of this report:

     (i) Report of Independent Public Accountants

     (ii) Schedule II--Valuation and Qualifying Accounts

    All other schedules are not submitted because they are not applicable or are not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3. Exhibits

   The exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index hereto.

(b) Reports on Form 8-K

   The Company filed a Current Report on Form 8-K on October 21, 1998, which disclosed its revenues and earnings for each of the thirteen weeks and thirty-nine weeks ended September 27, 1998.

   The Company filed a Current Report on Form 8-K on December 22, 1998, which disclosed that the Company anticipated that it would report results for its fourth fiscal quarter ended December 27, 1998 which are significantly lower than then-current analysts' earnings expectations.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APAC TeleServices, Inc.

                                               /s/ Theodore G. Schwartz
                                          -------------------------------------
                                                   Theodore G. Schwartz
                                            Chairman of the Board of Directors
                                                and Chief Executive Officer

Dated: April 5, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----


    /s/ Theodore G. Schwartz         Chairman of the Board           April 5, 1999
____________________________________ of Directors and
        Theodore G. Schwartz         Chief Executive Officer
                                     (Principal Executive
                                     Officer)

       /s/ Marc S. Simon             President and Director          April 5, 1999
____________________________________
           Marc S. Simon

     /s/ Mark O. Remissong           Chief Financial Officer         April 5, 1999
____________________________________ (Principal Financial
         Mark O. Remissong           Officer)

       /s/ Philip B. Wade            Vice President and              April 5, 1999
____________________________________ Controller (Principal
           Philip B. Wade            Accounting Officer)

     /s/ Thomas M. Collins           Director                        April 5, 1999
____________________________________
         Thomas M. Collins

      /s/ George D. Dalton           Director                        April 5, 1999
____________________________________
          George D. Dalton

      /s/ Paul G. Yovovich           Director                        April 5, 1999
____________________________________
          Paul G. Yovovich

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Share Owners of APAC TeleServices, Inc.:

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of APAC TeleServices, Inc. and issued our unqualified opinion thereon dated March 22, 1999 (except with respect to the matter discussed in Note 9 as to which the date is April 1, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
April 1, 1999

                                  Schedule II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

         Column A             Column B   Column C   Column D        Column E
         --------            ---------- ---------- -----------   --------------
                                        Additions
                                        ----------
                             Balance at Charged to
                             Beginning  Costs and  Deductions-   Balance at End
        Description          of Period   Expenses  Describe(A)     of Period
        -----------          ---------- ---------- -----------   --------------
Allowance deducted from
 assets to which it
 applies:
Allowance for doubtful
 accounts:
Year ended December 29,
 1996......................     $240      $  120     $   --          $  360
Year ended December 28,
 1997......................      360         300         213            447
                                                        (652)(a)
                                                      (2,400)(b)
Year ended January 3, 1999.      447       3,090       2,339 (c)      4,250
Accrued Restructuring
 Charge:
Year ended January 3, 1999      $--       $9,000     $ 5,264 (d)     $3,736

--------
Notes:
(a) Allowance for doubtful accounts of acquired business.
(b) Allowance for doubtful accounts provided in purchase accounting.
(c) Write-off of uncollectible accounts.
(d) Facility closure costs and severance payments for workforce reduction.

                                 Exhibit Index

 Exhibit
 Number                                Description
 -------                               -----------
   3.1   Amended and Restated Articles of Incorporation of APAC TeleServices,
         Inc. is incorporated herein by reference to Exhibit 3.1 to APAC
         TeleServices, Inc.'s Registration Statement on Form S-3, as amended,
         Registration No. 333-14097

   3.2 Amended and Restated Bylaws of APAC TeleServices, Inc. as amended through October 21, 1998, is incorporated herein by reference to
         Exhibit 3.2 to APAC TeleServices, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998

   4.1 Specimen Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to APAC TeleServices, Inc.'s Registration Statement on
         Form S-1, as amended, Registration No. 33-95638

 *10.1   Amended and Restated APAC TeleServices, Inc. 1995 Incentive Stock
         Plan, as amended, is incorporated herein by reference to Exhibit 99.1 to APAC TeleServices, Inc.'s Current Report on Form 8-K dated April
         10, 1998

 *10.2   Amended and Restated APAC TeleServices, Inc. 1995 Nonemployee Director
         Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638

 *10.3   Employment Agreement with Marc S. Simon, as amended, is incorporated herein by reference to Exhibit 10.3 to APAC TeleServices, Inc.'s
         Registration Statement on Form S-1, as amended, Registration No. 33-
         95638

 *10.4 Employment Agreement with Donald B. Berryman is incorporated herein by reference to Exhibit 10.4 to APAC TeleServices, Inc.'s Registration
         Statement on Form S-1, as amended, Registration No. 33-95638

  10.5   Amended and Restated Credit Agreement dated September 8, 1998 and
         First Amendment to Agreement, are incorporated herein by reference to
         Exhibit 10 to APAC TeleServices, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998

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

--------
*Indicates management employment contracts or compensatory plans or arrangements.