Form 10-Q
period 1999-04-04
APAC TELESERVICES INC
filed 1999-05-12
CIK 949297

                             United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended April 4, 1999
                     -------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _________________ to _____________________

Commission file number 0-26786
                       -------

                            APAC TeleServices, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Illinois                                       36-2777140
---------------------------------------                 ------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)

  One Parkway North Center, Suite 510
          Deerfield, Illinois                                     60015
---------------------------------------                  -----------------------
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

Common Shares, $0.01 par value--47,505,941 shares outstanding as of May 7, 1999.

                                     Index


                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Financial Statements:

   Consolidated Condensed Balance Sheets as of April 4, 1999, and
   January 3, 1999                                                           3

   Consolidated Condensed Statements of Operations for the Thirteen
   Weeks Ended April 4, 1999, and March 29, 1998                             4

   Consolidated Condensed Statements of Cash Flows for the Thirteen
   Weeks Ended April 4, 1999, and March 29, 1998                             5

   Notes to Consolidated Condensed Financial Statements as of
   April 4, 1999                                                            6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  9-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13

Part II.  Other Information

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  14

Exhibits                                                                   15-16

                        Part I.  Financial Information

Item 1. Financial Statements

                   APAC TeleServices, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                                        April 4,              January 3,
                                                                          1999                   1999
                            Assets                                    (Unaudited)         (Audited, Note 1)
--------------------------------------------------------------    -------------------    -------------------
                                                                       (000's omitted, except share data)
Current assets:
 Cash and cash equivalents                                             $  3,790              $  3,543
 Accounts receivable, net                                                80,157                76,618
 Refundable Federal income taxes                                          6,722                 5,825
 Deferred income tax assets                                               8,430                 8,790
 Prepaid expenses                                                         3,728                 3,058
 Net assets of discontinued operations                                   10,509                 7,096
                                                                  -------------------    -------------------
  Total current assets                                                  113,336               104,930

Property and equipment                                                  152,329               152,195
Less--accumulated depreciation                                           62,660                57,602
                                                                  -------------------    -------------------
  Property and equipment, net                                            89,669                94,593

Goodwill and other intangible assets                                     68,850                68,850
Less--accumulated amortization                                            5,117                 3,975
                                                                  -------------------    -------------------
  Goodwill and other intangible assets, net                              63,733                64,875

Other assets                                                              2,985                 3,104
                                                                  -------------------    -------------------
 Total assets                                                          $269,723              $267,502
                                                                  ===================    ===================

                        Liabilities and
                     Share Owners' Equity
--------------------------------------------------------------
Current liabilities:
 Current maturities of long-term debt                                  $ 16,830              $ 16,122
 Revolving credit facility                                               10,000                     0
 Accounts payable                                                         5,829                 5,705
 Other current liabilities                                               60,604                65,355
                                                                  -------------------    -------------------
  Total current liabilities                                              93,263                87,182

Long-term debt, less current maturities                                 128,338               132,427

Deferred income taxes                                                     1,900                 1,670

Other liabilities                                                         4,383                 4,399

Commitments and contingencies

Share owners' equity:
 Preferred shares, $0.01 par value; 50,000,000 shares
  authorized; none issued and outstanding                                     0                     0
 Common shares, $0.01 par value; 200,000,000
  shares authorized; 48,923,788 shares issued and
  outstanding at April 4, 1999; 48,893,873 shares
   issued and outstanding at January 3, 1999                                490                   489

 Additional paid-in capital                                              94,015                93,799
 Retained deficit                                                       (47,015)              (46,813)
 Less--treasury shares at cost; 1,609,000 shares at
     April 4, 1999, and January 3, 1999                                  (5,651)               (5,651)
                                                                  -------------------    -------------------
  Total share owners' equity                                             41,839                41,824
                                                                  -------------------    -------------------
 Total liabilities and share owners' equity                            $269,723              $267,502
                                                                  ===================    ===================

See notes to consolidated condensed financial statements.

                   APAC TeleServices, Inc. and Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                                                    Thirteen Weeks Ended
                                                           --------------------------------------
                                                               April 4,             March 29,
                                                                 1999                 1998*
                                                           ----------------     -----------------
                                                           (000's omitted, except per share data)
Net revenue                                                        $107,420               $89,153

Operating expenses:
  Cost of services                                                   90,448                69,788
  Selling, general and administrative
     expenses                                                        11,920                10,247
  Restructuring charge                                                1,987                     0
                                                           ----------------     -----------------
     Total operating expenses                                       104,355                80,035
                                                           ----------------     -----------------
  Operating income                                                    3,065                 9,118
Interest expense, net                                                 3,407                   445
                                                           ----------------     -----------------
   Income (loss) from continuing operations
      before income taxes                                              (342)                8,673
Provision (benefit) for income taxes                                   (140)                3,320
                                                           ----------------     -----------------
  Income (loss) from continuing operations                             (202)                5,353
Loss from discontinued operations, net of
   income tax benefit of $120 in 1998                                     0                  (436)
                                                           ----------------     -----------------
Net income (loss)                                                     ($202)              $ 4,917
                                                           ================     =================

Income (loss) per share:
   Basic:
      Continuing operations                                          ($0.00)              $  0.11
      Discontinued operations                                          0.00                 (0.01)
                                                           ----------------     -----------------
      Net income (loss)                                              ($0.00)              $  0.10
                                                           ================     =================

   Diluted:
       Continuing operations                                         ($0.00)              $  0.11
       Discontinued operations                                         0.00                 (0.01)
                                                           ----------------     -----------------
       Net income (loss)                                             ($0.00)              $  0.10
                                                           ================     =================

Weighted average number of shares
  outstanding:
   Basic                                                             48,915                48,810
   Diluted                                                           49,114                49,804
                                                           ================     =================



      *Reclassified to conform to current year's classifications.
      See notes to consolidated condensed financial statements.

                   APAC TeleServices, Inc. and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                       Thirteen Weeks Ended
                                                           ----------------------------------------------
                                                                 April 4,                  March 29,
                                                                   1999                      1998*
                                                           --------------------       -------------------
                                                                          (000's omitted)
Operating activities:
 Net income (loss) from continuing operations                          ($202)                 $  5,353
 Depreciation and amortization                                         9,156                     6,648
 Deferred income taxes                                                   590                    (1,700)
 Restructuring charge                                                  1,987                         0
 Change in operating assets and liabilities                           (6,504)                     (523)
                                                            --------------------       -------------------
  Net cash provided by continuing operations                           5,027                     9,778
 Cash used by discontinued operations                                 (3,413)                     (516)
                                                            --------------------       -------------------
  Net cash provided by operations                                      1,614                     9,262

Investing activities--Purchases of property
 and equipment, net                                                   (4,439)                   (1,701)

Financing activities:
 Net borrowings (payments) under revolving
  credit facilities                                                   10,000                   (10,400)
 Payments on long-term debt                                           (3,381)                      (48)
 Increase in book overdraft                                                0                       453
 Increase (decrease) in customer deposits                             (3,764)                    2,021
 Stock option and warrant transactions, including
  related income tax benefits                                            127                       289
 Proceeds from employee stock purchase plan                               90                       124
                                                            --------------------       -------------------
  Net cash provided by (used in) financing activities                  3,072                    (7,561)
                                                            --------------------       -------------------
Net increase in cash                                                 $   247                  $      0
                                                            ====================       ===================



*Reclassified to conform to current year's classificiations.
See notes to consolidated condensed financial statements.

                   APAC TeleServices, Inc. and Subsidiaries
             Notes to Consolidated Condensed Financial Statements
                                 April 4, 1999
                                  (Unaudited)


1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 4, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. The balance sheet at January 3, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

2. Balance Sheet Detail

The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

                                                            April 4,          January 3,
                                                              1999               1999
                                                        ---------------    ---------------
                                                                  (000's omitted)
Payroll and related items                                       $20,378            $19,494
Customer deposits                                                 7,359             11,123
Telecommunication expenses                                       10,077              9,529
Acquisition-related costs                                        13,230             14,377
Restructuring charges                                             3,206              3,199
Other                                                             6,354              7,633
                                                        ---------------    ---------------
 Total                                                          $60,604            $65,355
                                                        ===============    ===============

3. Restructuring Charges

In the second quarter of fiscal 1998, the Company recorded a restructuring charge of $9.0 million. The restructuring plan involved closing Sales Solutions Customer Contact Centers, reconfiguring certain administrative support facilities and reducing the salaried workforce. The $9.0 million restructuring charge included $4.5 million for the write-down of property and equipment, $3.3 million for employee severance costs and $1.2 million for lease termination costs. As of April 4, 1999, the amount remaining in the fiscal 1998 restructuring reserve was $2.6 million and is expected to be fully utilized by June 1999.

During the first quarter of fiscal 1999, the Company recorded an additional restructuring charge of $2.0 million. This restructuring plan involved closing 7 Sales Solutions Customer Contact Centers and reducing the salaried workforce by approximately 15 employees. The $2.0 million restructuring charge included $1.4 million for the write-down of property and equipment and $0.6 million for employee severance costs. The fiscal 1999 restructuring reserve of $0.6 million at April 4, 1999, is expected be used within the next year.

                   APAC TeleServices, Inc. and Subsidiaries
        Notes to Consolidated Condensed Financial Statements--Continued
                                 April 4, 1999
                                  (Unaudited)


4. Discontinued Operations

In December 1998, the Company's management approved a plan to sell Paragren. The Company does not believe that additional investment in the software development business is consistent with its long-term strategic goals and objectives. The Company expects to sell Paragren during fiscal 1999. Accordingly, Paragren is reported as a discontinued operation, and the consolidated condensed financial statements have been reclassified to segregate the operating results and net assets of the business. At January 3, 1999, the Company recorded a provision for anticipated losses until disposal of $3.0 million ($1.9 million, net of income tax benefit). Actual losses for the first quarter of fiscal 1999 of $2.3 million ($1.5 million, net of income tax benefit) have been offset against the provision for anticipated losses. Net assets of discontinued operations are as follows:

                                                                 April 4,            January 3,
                                                                   1999                 1999
                                                             ---------------     ----------------
                                                                        (000's omitted)
Current assets                                                       $ 4,673              $ 3,349
Property and equipment                                                 1,948                1,767
Goodwill and other intangibles                                         4,832                4,992
Capitalized software                                                   1,660                1,561
                                                             ---------------     ----------------
 Total assets                                                         13,113               11,669
                                                             ---------------     ----------------
Current liabilities                                                    1,871                2,351
Deferred income taxes                                                    322                  322
Provision for loss until disposal, net
 of income tax benefit of $830 in
 1999 and $1,100 in 1998                                                 411                1,900
                                                             ---------------     ----------------
 Total liabilities                                                     2,604                4,573
                                                             ---------------     ----------------
Net assets of discontinued operations                                $10,509              $ 7,096
                                                             ===============     ================

5. Segment Information


The Company has three reportable segments organized around operating divisions providing separate and distinct services to clients. The operating divisions are managed separately because the service offerings require different technology and marketing strategies and have different operating models and performance metrics. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. The Sales Solutions division provides outbound sales support to customers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. The Software Development division is managed by the Company's wholly-owned subsidiary, Paragren Technologies, Inc. ("Paragren"), which specializes in software-based consumer marketing to optimize customer relationships. In December 1998, the Company adopted a plan to sell Paragren. Accordingly, the operating results of Paragren have been segregated from continuing operations and are reported separately as discontinued operations. Information about discontinued operations is reported in Note 4 to these consolidated condensed financial statements. All operating net revenue and expenses are included in the results of the business segments. Other income and expense, principally interest expense and gain and loss on the disposal of assets, are excluded from the determination of business segment results.

                   APAC TeleServices, Inc. and Subsidiaries
        Notes to Consolidated Condensed Financial Statements--Continued
                                 April 4, 1999
                                  (Unaudited)

5. Segment Information-Continued

Segment information for the thirteen week periods ended April 4, 1999, and March 29, 1998, is as follows:

                                                     Software
                           Service       Sales       Develop-
Quarter Ended             Solutions    Solutions       ment    Combined
------------------------ -----------  -----------   ---------  ---------
                                   (000's omitted)
April 4, 1999:
 Net revenue               $64,593      $42,827        $0       $107,420
 Operating income (loss)     6,299       (3,234)        0          3,065
 Restructuring charge            0        1,987         0          1,987
                           =======      =======        ==       ========

March 29, 1998:
 Net revenue               $45,861      $43,292        $0       $ 89,153
 Operating income            4,667        4,451         0          9,118
                           =======      =======        ==       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

APAC TeleServices, Inc. and Subsidiaries (the "Company") provides high volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, and telecommunications industries throughout the United States. The Company's client base is comprised of large companies with the need for cost-effective means of contacting and servicing current and prospective customers. The Company has three service offerings. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. The Sales Solutions division provides outbound sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. In August 1997, the Company expanded its service offerings through the acquisition of Paragren Technologies, Inc. ("Paragren") which specializes in software-based consumer marketing products that help its clients analyze market, customer and sales data on a real-time basis. In December 1998, the Company's management approved a plan to sell Paragren's software development business. The Company does not believe that the additional investment in the software development business is consistent with its long-term strategic goals and objectives. Accordingly, Paragren is reported as a discontinued operation, and the consolidated condensed financial statements for the periods presented have been reclassified to segregate the operating results and net assets of the business. In May 1998, the Company increased its market presence with the acquisition of ITI Holdings, Inc., the sole shareholder of ITI Marketing Services, Inc. ("ITI"). ITI, like the Company, provides telephone-based sales, marketing and customer management services to corporate clients. As of April 4, 1999, the Company operated and managed approximately 11,760 workstations in 69 Customer Contact Centers.

APAC's results of operations in any single interim period should not be viewed as an indication of future results of operations. The Company may experience quarterly variations in net revenue and operating income as a result of the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business, and changes in the Company's revenue mix among its various service offerings. While the effects of seasonality on APAC's business have been obscured by its growing net revenue, the Company's business historically tended to be slower in the first and third quarters of its fiscal year due to client marketing programs which are typically slower in the post-holiday and summer months. As the Company transitions to its client centric business model, it is unclear what the impact of seasonality will be on a prospective basis.

The following table sets forth consolidated condensed statements of operations data as a percent of net revenue from services provided by the Company for the thirteen week periods ended April 4, 1999, and March 29, 1998.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations--Continued

                                                                    Thirteen Weeks Ended
                                                          --------------------------------------
                                                              April 4,              March 29,
                                                                1999                  1998
                                                          ----------------      ----------------
     Net revenue:
        Service Solutions                                        60.1%                 51.4%
        Sales Solutions                                          39.9                  48.6
                                                          ----------------      ----------------
           Total net revenue                                    100.0                 100.0

     Operating expenses:
        Cost of services                                         84.2                  78.3
        Selling, general and administrative
            expenses                                             11.1                  11.5
        Restructuring charge                                      1.8                    --
                                                          ----------------      ----------------
            Total operating expenses                             97.1                  89.8
                                                          ----------------      ----------------
        Operating income                                          2.9                  10.2
     Interest expense, net                                        3.2                   0.5
                                                          ----------------      ----------------
        Income (loss) from continuing
            operations before income taxes                       (0.3)                  9.7
     Provision (benefit) for income taxes                        (0.1)                  3.7
                                                          ----------------      ----------------
        Income (loss) from continuing operations                 (0.2)                  6.0
     Loss from discontinued operations, net                        --                  (0.5)
                                                          ----------------      ----------------
     Net income (loss)                                           (0.2)%                 5.5%
                                                          ================      ================

Results of Operations

The Company's net revenue increased 20.5% in the first quarter of fiscal 1999 to $107.4 million, up $18.3 million over the first quarter of fiscal 1998. Net revenue for the Service Solutions division was $64.6 million for the first quarter of fiscal 1999, an increase of 40.8%, when compared to $45.9 million for the first quarter of fiscal 1998. These increases in net revenue were due to the inclusion of the results of ITI in the first quarter of fiscal 1999. Partially offsetting the Service Solutions division increase was an 18% drop in net revenue attributable to the managed facilities contract with the Company's large parcel delivery client. The Sales Solutions division net revenue for the first quarter of fiscal 1999 was $42.8 million, down 1.1% from $43.3 million in the same period a year ago. Exclusive of ITI revenue, the Company's Sales Solutions net revenue declined $12.2 million or 28.2% principally due to declines in client acquisition programs in the financial services industry. In April 1999, AT&T Corporation ("AT&T") notified the Company that it intends to redefine its marketing strategy for long-distance. As a result of this change, AT&T will de-emphasize its use of outbound teleservices for customer acquisition and retention for the remainder of 1999. The Company anticipates that the change in AT&T's telemarketing strategy will result in the loss of approximately $20.0 million in anticipated Sales Solutions net revenue over the remainder of the year. While the Company has initiated plans to replace the work, there can be no assurances it will be able to do so within the time period and on the terms and conditions similar to those of the AT&T contract.

Cost of services as a percent of net revenue increased to 84.2% in the first quarter of fiscal 1999 from 78.3% in the first quarter of fiscal 1998. This increase reflects the reduction in profit margins due to lower selling prices and underutilized capacity resulting from reductions in call volumes in the Sales Solutions division, and higher direct wages in both divisions designed to improve employee performance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Selling, general and administrative expenses increased 16.3% in the first quarter of fiscal 1999 to $11.9 million, up $1.7 million over the first quarter of fiscal 1998. The increase in selling, general and administrative expenses was due to the inclusion of selling, general and administrative expenses of ITI and amortization of goodwill and other intangible assets acquired with the purchase of ITI. Amortization of goodwill and other intangible assets for the first quarter of fiscal 1999 amounted to $1.1 million. As a percent of net revenue, selling, general and administrative expenses decreased from 11.5% in fiscal
1998 to 11.1% in fiscal 1999 principally due to workforce reductions achieved through restructuring initiatives.

During the first quarter of fiscal 1999, the Company recorded an additional restructuring charge of $2.0 million. This restructuring plan involved closing 7 Sales Solutions Customer Contact Centers and reducing the salaried workforce by approximately 15 employees. The facility closure charge included $1.4 million for write-down of property and equipment and $0.6 million for employee severance costs. The Company's profitability is significantly influenced by its Customer Contact Center capacity utilization. The Company's Service Solutions operations tend to be utilized primarily during normal business hours on weekdays and to a limited extent on weekends. The Company's Sales Solutions operations tend to be utilized primarily in the early evening hours on weekdays and to a limited extent on weekends. The Company is in the process of developing a comprehensive plan to better manage Customer Contact Center capacity utilization in all its operations in order to achieve higher levels of fixed cost absorption. The plan may include the additional closure of certain Customer Contact Centers that have become technologically obsolete or are located in high-wage labor markets. The plan will also include utilization of certain Customer Contact Centers to perform work for both Service and Sales Solutions customers. The Company carefully plans the development and opening of new Customer Contact Centers to minimize the financial impact resulting from excess capacity. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, additional Customer Contact Center capacity may be required in the future.

Operating income for the first quarter of fiscal 1999 was $3.1 million. Excluding the restructuring charge, operating income for fiscal 1999 was $5.1 million compared to $9.1 million in the first quarter of fiscal 1998. For the Service Solutions division, operating income for the first quarter of fiscal 1999 was $6.3 million or 9.8% of net revenue compared with operating income of $4.7 million or 10.2% of net revenue in same period a year ago. This change in operating performance was due to increased net revenue offset by higher wages and amortization on goodwill and other intangible assets acquired with the purchase of ITI. The Sales Solutions division incurred an operating loss of $3.2 million for the first quarter of fiscal 1999. Prior to the restructuring charge, the operating loss for fiscal 1999 was $1.2 million compared to operating income of $4.4 million in the first quarter of fiscal 1998. The deterioration in operating performance from fiscal 1998 to fiscal 1999 was due to lower selling prices, higher direct wages and the cost of underutilized capacity resulting from reductions in call volumes.

Net interest expense for the first quarter of fiscal 1999 increased by $3.0 million compared to the first quarter of fiscal 1998. This increase reflects interest and amortization of debt issuance costs and amendment fees on the $150.0 million Term Loan used to finance the purchase of ITI on May 20, 1998.

The provision (benefit) for income taxes recognized for the quarters ended
April
4, 1999, and March 29, 1998, are based upon the Company's estimated annual effective income tax rates. The increase in the Company's effective income tax rate to 41.0% in fiscal 1999 from 38.3% in fiscal 1998 is due to the amortization of non-deductible goodwill related to the ITI purchase.

Liquidity and Capital Resources

Cash provided by operations during the first quarter of fiscal 1999 totaled $1.6 million, down $7.6 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

from the first quarter of fiscal 1998. The decrease in cash provided by operations principally was due to changes in the various components of working capital for continuing operations and additional cash investment of $3.4 million required to fund discontinued operations. The Company spent $4.4 million during the first quarter of fiscal 1999 to construct additional Customer Contact Center capacity for Service Solutions clients and to upgrade equipment in existing centers. These capital expenditures were funded with short-term bank borrowings.

In June 1998, the Company adopted a restructuring plan and recorded a $9.0 million charge to income. The restructuring charge included $4.5 million for the write-down of property and equipment, $3.3 million for severance costs and $1.2 million for lease termination costs. During the first quarter of fiscal 1999, the Company made payments totaling $0.5 million for employee severance and lease termination costs.

In December 1998, the Company's management approved a plan to sell Paragren. The Company expects to sell Paragren during fiscal 1999 and realize approximately $10.5 million of cash from the sale, net of cash required to fund operations during the disposal period.

At April 4, 1999, the Company had $6.7 million in refundable Federal income taxes recorded primarily as a result of $5.0 million in required estimated tax payments made during the first half of fiscal 1998. On April 28, 1999, the Company received a $5.0 refund from the Internal Revenue Service for overpayments made during fiscal 1998.

The Company has a $75.0 million Revolving Credit Facility ("Revolving Facility") available for general working capital purposes and capital expenditures. Availability of up to $35.0 million of the $75.0 million Revolving Facility is restricted subject to the attainment of trailing four quarters EBITDA of at least $62.5 million. The Company is also limited to $15.0 million in annual capital expenditures. As of April 4, 1999, $10.0 million was outstanding under the Revolving Facility.

The Company expects that cash from future operations and available borrowings under the Revolving Facility will be sufficient to meet normal operating needs as well as fund any additional business growth for the balance of fiscal 1999.

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

On October 31, 1998, Senior Information Technology Management under the direction of the Audit Committee of the Board of Directors completed a company-wide evaluation of the impact of a potential Year 2000 problem on its computer systems, applications and other date-sensitive equipment. Equipment and systems that are not Year 2000 compliant have been identified and will be corrected through equipment replacement, remediation of code in software programs, or migration to a Year 2000 compliant platform. The Company estimates that approximately 70% of the remediation of code in software programs was completed as of April 30, 1999. All Year 2000 compliance issues are expected to be corrected by July 1, 1999. Through April 4, 1999, the Company had spent approximately $1.1 million to address Year 2000 issues. In addition at April 4, 1999, the Company had open purchase commitments in the amount of $1.5 million to purchase Year 2000 equipment upgrades. Total costs required to correct Year 2000 issues are currently estimated to be approximately $3.0 million and principally consist of equipment upgrades and software code remediation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

While the Company believes that its efforts will adequately address its internal Year 2000 concerns, it is possible that the Company will be adversely affected by problems encountered by key customers and suppliers. The Company has initiated discussions with significant customers and suppliers in an effort to determine and assess those parties' Year 2000 compliance status. The Company is dependent on computer and telecommunications companies for computer equipment and software and telephone systems and service. The Company completed its evaluation of customers and suppliers on February 28, 1999. Based upon the results of its assessments of customers and suppliers compliance status, the Company is developing contingency plans where appropriate. The Company expects contingency plans will be in place by May 31, 1999. The Company would be unable to perform its work without access to outbound and/or inbound telephony capabilities, resulting in the loss of revenue, the extent and materiality of which would depend on the length of the time required to restore access.

Forward-Looking Statements

Statements contained herein regarding the Company's expected growth, prospective business opportunities and future expansion plans are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There can be no assurance that the Company will be able to maintain or accelerate its growth rate, effectively manage its growth or maintain its profitability. Changes in or events affecting clients' businesses may have a material impact on the Company's net revenue and earnings. There also can be no assurance that the Company can build-out facilities in a timely and economic manner nor hire and retain a sufficient number of employees to handle call volumes. In the future, the Company may experience excess peak period capacity when it opens a new Customer Contact Center or terminates or completes a large client program. The Company's agreements with its clients generally do not assure that the Company will generate a specific level of revenue, do not designate the Company as the client's exclusive service provider, and are terminable by the clients on relatively short notice. The Company's net revenue and profitability may also be affected by changes in clients' use of telemarketing programs as a method for customer acquisition and available telemarketing capacity from the Company's competition. In addition, the amount of revenue the Company generates from a particular client generally is dependent upon customers' interest in, and use of, the client's products or services. Readers are encouraged to review the section captioned "Information Regarding Forward-Looking Statements" in its Annual Report on Form 10-K for the year ended January 3, 1999, which describes other important factors that may impact the Company's business, results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures  About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in U. S. interest rates. This exposure is directly related to its normal operating and funding activities. Because the Company's obligations under its bank credit agreement bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its long-term debt interest rate exposure, rather than for trading purposes. A 10% increase or decrease in market interest rates that effect the Company's financial instruments would have not a material impact on earnings during the remainder of fiscal 1999, and would not materially affect the fair value of the Company's financial instruments.

                          Part II. Other Information

Item 5.  Other Information

The Company previously disclosed in its Annual Report on Form 10-K for the year ended January 3, 1999, that it had received notice that the Nasdaq believed that APAC did not meet the Nasdaq National Market continued listing rules. The Company was given until May 5, 1999, to demonstrate compliance with the listing requirements. On May 5, 1999, the Company received a letter from Nasdaq stating that APAC is in compliance with the Nasdaq National Market continued listing rules, and that Nasdaq has closed its review.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following documents are furnished as exhibits and numbered pursuant to
     Item 601 of Regulation S-K: Exhibit (11)--Statement Re: Computation of Earnings Per Share on page 15 and Exhibit (27)-- Financial Data Schedule on page 16.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated April 2, 1999, which disclosed the Company's fiscal year 1998 results of operations.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         APAC TeleServices, Inc.

Date:  May 10, 1998                      By: /s/ Theodore G. Schwartz
                                             -----------------------------------
                                             Chairman, President and
                                             Chief Executive Officer


Date:  May 10, 1998                      By: /s/ Mark O. Remissong
                                             -----------------------------------
                                             Chief Financial Officer