Form 10-Q
period 1999-07-04
APAC CUSTOMER SERVICE INC
filed 1999-08-18
CIK 949297

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

                       FOR THE PERIOD ENDED JULY 4, 1999

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-26786

                          APAC CUSTOMER SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  ILLINOIS                                    36-2777140
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification No.)
    ONE PARKWAY NORTH CENTER, SUITE 510
            DEERFIELD, ILLINOIS                                 60015
  (Address of principal executive office)                     (Zip Code)

                                 (847) 374-4980
              (Registrant's telephone number, including area code)

                            APAC TELESERVICES, INC.
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Shares, $0.01 par value -- 47,541,192 shares outstanding as of August 9, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                               PAGE
                                                               -----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
  Consolidated Condensed Balance Sheets as of July 4, 1999,
     and January 3, 1999....................................       1
  Consolidated Condensed Statements of Operations for the
     Thirteen and Twenty-Six Weeks Ended July 4, 1999, and
     June 28, 1998..........................................       2
  Consolidated Condensed Statements of Cash Flows for the
     Twenty-Six Weeks Ended July 4, 1999, and June 28,
     1998...................................................       3
  Notes to Consolidated Condensed Financial Statements as of
     July 4, 1999...........................................       4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................       7
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................      12
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................      13
Item 6. Exhibits and Reports on Form 8-K....................      13
SIGNATURES..................................................      14
EXHIBITS....................................................

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                JULY 4,           JANUARY 3,
                                                                  1999               1999
                                                              (UNAUDITED)     (AUDITED, NOTE 1)
                                                              ------------    ------------------
                                                              (000'S OMITTED, EXCEPT SHARE DATA)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $    546           $  3,543
  Accounts receivable, net..................................      77,891             76,618
  Recoverable income taxes..................................       4,090              5,825
  Deferred income tax assets................................       5,620              8,790
  Prepaid expenses..........................................       3,578              3,058
  Net assets of discontinued operations.....................      10,458              7,096
                                                                --------           --------
          Total current assets..............................     102,183            104,930
PROPERTY AND EQUIPMENT......................................     144,604            152,195
Less -- accumulated depreciation............................      63,361             57,602
                                                                --------           --------
          Property and equipment, net.......................      81,243             94,593
GOODWILL AND OTHER INTANGIBLE ASSETS........................      68,850             68,850
Less -- accumulated amortization............................       6,260              3,975
                                                                --------           --------
          Goodwill and other intangible assets, net.........      62,590             64,875
OTHER ASSETS................................................       2,861              3,104
                                                                --------           --------
          Total assets......................................    $248,877           $267,502
                                                                ========           ========

                              LIABILITIES AND SHARE OWNERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $ 17,523           $ 16,122
  Accounts payable..........................................       6,953              5,705
  Other current liabilities.................................      47,585             65,355
                                                                --------           --------
          Total current liabilities.........................      72,061             87,182
LONG-TERM DEBT, less current maturities.....................     124,222            132,427
DEFERRED INCOME TAXES.......................................         410              1,670
OTHER LIABILITIES...........................................       9,059              4,399
COMMITMENTS AND CONTINGENCIES
SHARE OWNERS' EQUITY:
  Preferred shares, $0.01 par value; 50,000,000 shares
     authorized; none issued and outstanding................           0                  0
  Common shares, $0.01 par value; 200,000,000 shares
     authorized; 48,957,578 shares issued at July 4, 1999;
     48,893,873 shares issued at January 3, 1999............         490                489
  Additional paid-in capital................................      94,155             93,799
  Retained deficit..........................................     (45,869)           (46,813)
  Less -- treasury shares at cost; 1,609,000 shares at July
     4, 1999, and January 3, 1999...........................      (5,651)            (5,651)
                                                                --------           --------
          Total share owners' equity........................      43,125             41,824
                                                                --------           --------
          Total liabilities and share owners' equity........    $248,877           $267,502
                                                                ========           ========

           See notes to consolidated condensed financial statements.

                 APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THIRTEEN (13) WEEKS   TWENTY-SIX (26) WEEKS
                                                            ENDED                  ENDED
                                                     -------------------   ---------------------
                                                     JULY 4,    JUNE 28,    JULY 4,    JUNE 28,
                                                       1999      1998*       1999        1998*
                                                     --------   --------   ---------   ---------
                                                       (000'S OMITTED, EXCEPT PER SHARE DATA)
NET REVENUE:
  Service Solutions................................  $ 62,169   $ 49,681   $126,762    $ 95,542
  Sales Solutions..................................    40,807     55,204     83,634      98,496
                                                     --------   --------   --------    --------
          Total net revenue........................   102,976    104,885    210,396     194,038
OPERATING EXPENSES:
  Cost of services.................................    81,327     84,806    171,775     154,594
  Selling, general and administrative
     expenses......................................    12,129     13,687     24,049      23,934
  Restructuring charges............................     3,986      9,000      5,973       9,000
                                                     --------   --------   --------    --------
          Total operating expenses.................    97,442    107,493    201,797     187,528
                                                     --------   --------   --------    --------
  Operating income (loss)..........................     5,534     (2,608)     8,599       6,510
INTEREST EXPENSE, NET..............................     3,548      1,727      6,955       2,172
                                                     --------   --------   --------    --------
  Income (loss) from continuing operations before
     income taxes..................................     1,986     (4,335)     1,644       4,338
PROVISION (BENEFIT) FOR INCOME TAXES...............       840     (1,377)       700       1,943
                                                     --------   --------   --------    --------
  Income (loss) from continuing operations.........     1,146     (2,958)       944       2,395
LOSS FROM DISCONTINUED OPERATIONS, net of income
  tax benefit of $303 and $423, respectively, for
  the 13 and 26 weeks in 1998......................         0       (630)         0      (1,066)
                                                     --------   --------   --------    --------
NET INCOME (LOSS)..................................  $  1,146     (3,588)  $    944    $  1,329
                                                     ========   ========   ========    ========
INCOME (LOSS) PER SHARE:
  Basic:
     Continuing operations.........................  $   0.02   $  (0.06)  $   0.02    $   0.05
     Discontinued operations.......................      0.00      (0.01)      0.00       (0.02)
                                                     --------   --------   --------    --------
     Net income (loss).............................  $   0.02   $  (0.07)  $   0.02    $   0.03
                                                     ========   ========   ========    ========
  Diluted:
     Continuing operations.........................  $   0.02   $  (0.06)  $   0.02    $   0.05
     Discontinued operations.......................      0.00      (0.01)      0.00       (0.02)
                                                     --------   --------   --------    --------
     Net income (loss).............................  $   0.02   $  (0.07)  $   0.02    $   0.03
                                                     ========   ========   ========    ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic............................................    48,951     48,852     48,939      48,832
  Diluted..........................................    49,126     49,585     49,122      49,731
                                                     ========   ========   ========    ========

---------------

* Reclassified to conform to current year's classifications.

           See notes to consolidated condensed financial statements.

                 APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              TWENTY-SIX (26) WEEKS
                                                                      ENDED
                                                              ----------------------
                                                               JULY 4,     JUNE 28,
                                                                1999        1998*
                                                              ---------   ----------
                                                                 (000'S OMITTED)
OPERATING ACTIVITIES:
  Net income from continuing operations.....................  $    944    $   2,395
  Depreciation and amortization.............................    17,449       14,830
  Deferred income taxes.....................................     1,910       (3,790)
  Restructuring charges.....................................     5,973        9,000
  Change in operating assets and liabilities................    (8,409)      (1,142)
                                                              --------    ---------
          Net cash provided by continuing operations........    17,867       21,293
  Cash used by discontinued operations......................    (3,362)      (1,218)
                                                              --------    ---------
          Net cash provided by operations...................    14,505       20,075
INVESTING ACTIVITIES:
  ITI Holdings, Inc. acquisition costs, net of cash
     acquired...............................................         0     (149,229)
  Purchases of property and equipment, net..................    (4,948)      (3,214)
                                                              --------    ---------
          Net cash used by investing activities.............    (4,948)    (152,443)
FINANCING ACTIVITIES:
  Proceeds from Term Loan...................................         0      150,000
  Repayment of revolving credit facility with proceeds from
     refinancing............................................         0       (7,500)
  Net payments under revolving credit facilities............         0       (5,250)
  Payments on long-term debt................................    (6,804)        (220)
  Decrease in book overdraft................................         0       (1,561)
  Payment of debt issuance costs............................         0       (2,188)
  Increase (decrease) in customer deposits..................    (6,107)       1,953
  Stock and warrant transactions, including related income
     tax benefits...........................................       357          760
                                                              --------    ---------
          Net cash provided (used) by financing
            activities......................................   (12,554)     135,994
                                                              --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........  $ (2,997)   $   3,626
                                                              ========    =========

---------------

* Reclassified to conform to current year's classifications.

           See notes to consolidated condensed financial statements.

                 APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JULY 4, 1999
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended July 4, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. The balance sheet at January 3, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

2. GOODWILL AND INTANGIBLE ASSETS

     At July 4, 1999, goodwill and intangible assets consisted of the following:

                                                                ACCUMULATED       NET
                                                       COST     AMORTIZATION   BOOK VALUE
                                                      -------   ------------   ----------
                                                                (000'S OMITTED)
Goodwill............................................  $36,757      $2,791       $33,966
Customer relationships..............................   28,493       2,896        25,597
Assembled workforce.................................    3,600         573         3,027
                                                      -------      ------       -------
          Total.....................................  $68,850      $6,260       $62,590
                                                      =======      ======       =======

3. OTHER CURRENT LIABILITIES

     The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

                                                              JULY 4,   JANUARY 3,
                                                               1999        1999
                                                              -------   ----------
                                                                (000'S OMITTED)
Payroll and related items...................................  $18,946    $19,494
Customer deposits...........................................    5,016     11,123
Telecommunication expenses..................................    6,254      9,529
Acquisition-related costs...................................    6,280     14,377
Restructuring charges.......................................    3,750      3,199
Other.......................................................    7,339      7,633
                                                              -------    -------
          Total.............................................  $47,585    $65,355
                                                              =======    =======

4. RESTRUCTURING CHARGES

     During the first and second quarters of fiscal 1999, the Company recorded restructuring charges of $2.0 million and $4.0 million, respectively, associated with closing 16 Sales Solutions call centers and reducing its salaried workforce. The $2.0 million restructuring charge included $1.4 million for the write-down of property and equipment and $0.6 million for employee severance costs. The $4.0 million restructuring charge included $2.7 million for the write-down of property and equipment, $0.3 million for employee severance costs

                 APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES and $1.0 million for lease termination costs. The fiscal 1999 restructuring reserve at July 4, 1999, was $1.4 million and is expected to be used by January 2, 2000.

     In the second quarter of fiscal 1998, the Company recorded a restructuring charge of $9.0 million. This restructuring plan involved closing Sales Solutions call centers, reconfiguring certain administrative support facilities and reducing the salaried workforce. The $9.0 million restructuring charge included $4.5 million for the write-down of property and equipment, $3.3 million for employee severance costs and $1.2 million for lease termination costs. As of July 4, 1999, the amount remaining in the fiscal 1998 restructuring reserve was $2.3 million and is expected to be fully utilized by January 2, 2000.

5. DISCONTINUED OPERATIONS

     In December 1998, the Company's management approved a plan to sell Paragren. The Company does not believe that additional investment in the software development business is consistent with its long-term strategic goals and objectives. The Company expects to sell Paragren during fiscal 1999. Accordingly, Paragren is reported as a discontinued operation, and the consolidated condensed financial statements have been reclassified to segregate the operating results and net assets of the business. Net loss on discontinued for the first six months of fiscal 1998 of $1.1 million (on net revenue of $4.7 million) reflects the Company's loss on the operation of its Paragren software development business during the period. The net loss from discontinued operations for the first six months of fiscal 1999 of $2.7 million (on net revenue of $4.8 million) has been offset against a provision for anticipated loss during the phase-out period recorded at January 3, 1999, and additional proceeds expected from the sale of the net assets of the business. During the second quarter, the Company revised its estimate of expected sales proceeds based upon current market estimates of the fair value of the business. Net assets of discontinued operations at July 4, 1999, amounted to $10.5 million and consisted of working capital of $2.6 million, property and equipment of $1.8 million and capitalized software and other intangible assets of $6.1 million.

6. SEGMENT INFORMATION

     The Company has three reportable segments organized around operating divisions providing separate and distinct services to clients. The operating divisions are managed separately because the service offerings require different technology and marketing strategies and have different operating models and performance metrics. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. The Sales Solutions division provides outbound sales support to customers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. The Software Development division is managed by the Company's wholly-owned subsidiary, Paragren Technologies, Inc. ("Paragren"), which specializes in software-based consumer marketing to optimize customer relationships. In December 1998, the Company adopted a plan to sell Paragren. Accordingly, the operating results of Paragren have been segregated from continuing operations and are reported separately as discontinued operations. Information about discontinued operations is reported in Note 5 to these consolidated condensed financial statements. All operating net revenue and expenses are included in the results of the business segments. Other income and expense, principally interest expense and gain and loss on the disposal of assets, are excluded from the determination of business segment results.

                 APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

     Segment information for continuing operations for the first half of fiscal years 1999 and 1998 is as follows:

                                                         SERVICE      SALES
PERIOD ENDED                                            SOLUTIONS   SOLUTIONS   COMBINED
------------                                            ---------   ---------   --------
                                                                (000'S OMITTED)
First Quarter:
  April 4, 1999:
     Net revenue.....................................   $ 64,593     $42,827    $107,420
     Operating income (loss).........................      6,299      (3,234)      3,065
     Restructuring charge............................          0       1,987       1,987
                                                        --------     -------    --------
  March 29, 1998:
     Net revenue.....................................   $ 45,861     $43,292    $ 89,153
     Operating income................................      4,667       4,451       9,118
                                                        --------     -------    --------
Second Quarter:
  July 4, 1999:
     Net revenue.....................................   $ 62,169     $40,807    $102,976
     Operating income (loss).........................      6,754      (1,220)   $  5,534
     Restructuring charge............................          0       3,986       3,986
                                                        --------     -------    --------
  June 28, 1998:
     Net revenue.....................................   $ 49,681     $55,204    $104,885
     Operating income (loss).........................      1,464      (4,072)     (2,608)
     Restructuring charge............................      2,400       6,600       9,000
                                                        --------     -------    --------
Year-To-Date:
  July 4, 1999:
     Net revenue.....................................   $126,762     $83,634    $210,396
     Operating income (loss).........................     13,053      (4,454)      8,599
     Restructuring charge............................          0       5,973       5,973
                                                        --------     -------    --------
  June 28, 1998:
     Net revenue.....................................   $ 95,542     $98,496    $194,038
     Operating income................................      6,131         379       6,510
     Restructuring charge............................      2,400       6,600       9,000
                                                        --------     -------    --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     APAC Customer Services, Inc. and Subsidiaries (the "Company") provides high volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, and telecommunications industries throughout the United States. The Company's client base is comprised of large companies with the need for cost-effective means of contacting and servicing current and prospective customers. The Company has three service offerings. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. The Sales Solutions division provides outbound sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. In August 1997 the Company expanded its service offerings through the acquisition of Paragren Technologies, Inc. ("Paragren") which specializes in software-based consumer marketing products that help its clients analyze market, customer and sales data on a real-time basis. In December 1998, the Company's management approved a plan to sell Paragren's software development business. The Company does not believe that the additional investment in the software development business is consistent with its long-term strategic goals and objectives. Accordingly, Paragren is reported as a discontinued operation, and the consolidated condensed financial statements for the periods presented have been reclassified to segregate the operating results and net assets of the business. In May 1998, the Company increased its market presence with the acquisition of ITI Holdings, Inc., the sole shareholder of ITI Marketing Services, Inc. ("ITI"). ITI, like the Company, provides telephone-based sales, marketing and customer management services to corporate clients. As of July 4, 1999, the Company operated and managed approximately 11,100 workstations in 64 call centers.

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

     The following table sets forth consolidated condensed statements of operations data as a percent of net revenue from services provided by the Company for the thirteen and twenty-six week periods ended July 4, 1999, and June 28, 1998.

                                                      THIRTEEN (13) WEEKS      TWENTY-SIX (26) WEEKS
                                                             ENDED                     ENDED
                                                      --------------------     ----------------------
                                                      JULY 4,     JUNE 28,     JULY 4,       JUNE 28,
                                                       1999        1998*        1999          1998*
                                                      -------     --------     -------       --------
NET REVENUE:
  Service Solutions.................................    60.4%       47.4%        60.2%         49.2%
  Sales Solutions...................................    39.6        52.6         39.8          50.8
                                                       -----       -----        -----         -----
          Total net revenue.........................   100.0       100.0        100.0         100.0
OPERATING EXPENSES:
  Cost of services..................................    79.0        80.9         81.7          79.8
  Selling, general and administrative expenses......    11.8        13.0         11.4          12.3
  Restructuring charges.............................     3.9         8.6          2.8           4.6
                                                       -----       -----        -----         -----
          Total operating expenses..................    94.7       102.5         95.9          96.7
                                                       -----       -----        -----         -----
     Operating income (loss)........................     5.3        (2.5)         4.1           3.3
INTEREST EXPENSE, NET...............................     3.4         1.6          3.3           1.1
                                                       -----       -----        -----         -----
     Income (loss) from continuing operations before
       income taxes.................................     1.9        (4.1)         0.8           2.2
PROVISION (BENEFIT) FOR INCOME TAXES................     0.8        (1.3)         0.3           1.0
                                                       -----       -----        -----         -----
     Income (loss) from continuing operations.......     1.1        (2.8)         0.5          (1.2)
LOSS FROM DISCONTINUED OPERATIONS, NET..............     0.0        (0.6)         0.0          (0.5)
                                                       -----       -----        -----         -----
NET INCOME (LOSS)...................................     1.1%       (3.4)%        0.5%          0.7%
                                                       =====       =====        =====         =====

---------------

* Reclassified to conform to current year's classifications.

RESULTS OF OPERATIONS

     The Company's net revenue increased 8.4% in the first six months of fiscal 1999 to $210.4 million, up $16.4 million from the first six months of fiscal 1998. Net revenue during the first half of 1999 included two full quarters of results of ITI, which was acquired on May 20, 1998.

     Net revenue for the Company's inbound operations, the Service Solutions division, for the second quarter and the first six months of fiscal 1999 increased $12.5 million or 25.1% and $31.2 million or 32.7%, respectively, compared to the same periods in fiscal 1998. These increases were due in part to the inclusion of the results of ITI and growth in inbound call volume with a large telecommunications client. Partially offsetting the Service Solutions increase was a 15% reduction in net revenue, largely as a result of improved operating efficiencies in the management of client-owned call centers, attributable to the managed facilities contract with the Company's large parcel delivery client. Net revenue for the Company's outbound operations, the Sales Solutions division, for the second quarter and first six months of fiscal 1999 decreased by $14.4 million or 26.1% and $14.9 million or 15.1%, respectively, compared to the same periods in fiscal 1998. These decreases resulted from consolidation in the financial services industry and reduction in the use of telemarketing services for customer acquisition and retention by the telecommunications industry. In April 1999, AT&T Corporation ("AT&T"), the Company's large outbound telecommunications client, changed its marketing strategy for long-distance services. As a result of this change, AT&T de-emphasized its use of outbound telemarketing for customer acquisition and retention. The Company estimates the change in AT&T's marketing strategy resulted in the loss of approximately $5.5 million in net revenue for the second quarter of fiscal 1999. While the Company has initiated plans to replace the AT&T call volume, there can be no assurances it will be able to do so within the time period and on the terms and conditions similar to those of the AT&T contract.

     Cost of services as a percent of net revenue for the second quarter of fiscal 1999 decreased to 79.0% from 80.9% in the second quarter of fiscal 1998. This reduction reflects the reversal in the second quarter of fiscal 1999 of $3.7 million of accrued telephone charges recorded in the fourth quarter of fiscal 1998. The reversal resulted from the Company's having negotiated favorable dispositions of costs associated with certain guaranteed minimum usage telecommunications contracts during the second quarter of fiscal 1999. Cost of services as a percent of net revenue increased to 81.7% in the first six months of fiscal 1999 from 79.8% in the first six months of fiscal 1998. This increase reflects the reduction in profit margin due to underutilized call center capacity resulting from reductions in call volumes in the Sales Solutions division and higher direct wages in both divisions designed to improve employee performance.

     Selling, general and administrative expenses decreased 11.4% in the second quarter of fiscal 1999 to $12.1 million, down $1.6 million from the second quarter of fiscal 1998. The decrease in selling, general and administrative expenses was principally due to reductions in workforce and related expenses achieved through restructuring initiatives and the consolidation of the administrative functions of ITI.

     During the first and second quarters of fiscal 1999 and the second quarter of fiscal 1998, the Company recorded restructuring charges of $2.0 million, $4.0 million, and $9.0 million, respectively, in connection with the consolidation of Sales Solutions call centers and reductions in its salaried workforce. The accumulated restructuring charge of $15.0 million is comprised of $8.6 million for the write-down of property and equipment, $4.2 million for employee severance costs and $2.2 million for lease termination costs. During the last twelve months, the Company closed 27 call centers containing 2,300 seats and reduced its salaried workforce by approximately 100 employees. The Company's profitability is significantly influenced by its call center capacity utilization. This utilization has been declining in its outbound Sales Solutions business due to reduced opportunities in certain industries previously generating significant portions of revenue. As a result, the Company has decided to reduce its capacity and improve its utilization. The ability of the Company to improve the Sales Solutions division to historic profitability levels is dependent on its ability to match call center capacity with existing and future client demand.

     The Company generated operating income of $5.5 million during the second quarter of fiscal 1999 compared to an operating loss of $2.6 million for the second quarter of fiscal 1998. Prior to restructuring charges, operating income for fiscal 1999 was $9.5 million compared with operating income of $6.4 million for fiscal 1998. For the Service Solutions division, operating income for the second quarter of fiscal 1999 was $6.8 million or 10.9% of net revenue compared with operating income (before restructuring charge) of $3.9 million or 7.8% of net revenue in the same period a year ago. The Sales Solutions division operations incurred a loss of $1.2 million for the second quarter of fiscal 1999 compared with a loss of $4.1 million in the same period a year ago. Before restructuring charges, the Sales Solutions division generated operating income of $2.8 million or 6.8% of net revenue in the second quarter of fiscal 1999 compared with operating income of $2.5 million or 4.6% of net revenue in the same period a year ago. The improvement in operating performance principally reflects better call center capacity utilization resulting from center consolidation.

     Operating income increased 32.1% for the first six months of fiscal 1999 to $8.6 million, up $2.1 million from the first six months of fiscal 1998. Prior to restructuring charges, operating income for fiscal 1999 was $14.6 million compared to $15.5 million for fiscal 1998. For the Service Solutions division, operating income for the first six months of fiscal 1999 was $13.1 million or 10.3% of net revenue compared with operating income (before restructuring charge) of $8.5 million or 8.9% of net revenue for the same period a year ago. The increase in Service Solutions operating income was due to increased net revenue and a more profitable client mix. For the Sales Solutions division, operating income before restructuring charges for the first six months of fiscal 1999 was $1.5 million or 1.8% of net revenue compared to income of $7.0 million or 7.1% of net revenue for the first six months of fiscal 1998. The deterioration in operating performance from fiscal 1998 to fiscal 1999 was due to the cost of underutilized call center capacity resulting from reductions in call volumes and higher direct wages.

     Net interest expense for the second quarter and first six months of fiscal 1999 increased by $1.8 million and $4.8 million, respectively, compared to the same periods in fiscal 1998. The increases reflect interest and amortization of debt issuance costs and amendment fees on the $150.0 million Term Loan used to finance the purchase of ITI.

     The provision (benefit) for income taxes recognized for the second quarter and six months ended July 4, 1999, and June 28, 1998, are based upon the Company's estimated annual effective income tax rates. The decrease in the Company's effective income tax rate to 42.6% in fiscal 1999 from 44.8% in fiscal 1998 is due to changes in the amortization of non-deductible goodwill related to the ITI purchase and Work Opportunity Tax Credit benefits as percents of taxable income (loss).

     Net loss on discontinued operations for the first six months of fiscal 1998 of $1.1 million reflects the reclassification of net loss sustained by the Company in 1998 on the operation of its Paragren software development business. Net loss on discontinued operations for the first six months of fiscal 1999 of $2.7 million has been offset against a provision for anticipated loss during the phase-out period recorded at January 3, 1999, and additional proceeds expected from the sale of the net assets of the business. During the second quarter, the Company revised its estimate of expected sales proceeds based upon current market estimates of the fair value of the business.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations during the first six months of fiscal 1999 totaled $14.5 million, down $5.6 million from the same period in fiscal 1998. The decrease in cash provided by operations principally was due to changes in the various components of working capital for continuing operations and additional cash investment of $3.4 million required to fund discontinued operations. The Company spent $4.9 million during the first six months of fiscal 1999 to construct additional call center capacity for Service Solutions clients and to upgrade equipment in existing centers. These capital expenditures were funded with cash provided by operations.

     In the first and second quarters of fiscal 1999 and the second quarter of fiscal 1998, the Company recorded restructuring charges of $2.0 million, $4.0 million and $9.0 million, respectively, in connection with the consolidation of Sales Solutions call centers and reductions in its salaried workforce. The accumulated restructuring charge of $15.0 million is comprised of $8.6 million for the write-down of property and equipment, $4.2 million for employee severance costs and $2.2 million for lease termination costs. During the first six months of fiscal 1999, the Company made payments totaling $1.8 million for employee severance and lease termination costs.

     At January 3, 1999, the Company had received $11.1 million in customer deposits for services to be provided in future periods. These amounts are to be offset against future billings. During the first six months of fiscal 1999, $6.1 million of customer deposits were offset against invoices for services rendered. During the second quarter of fiscal 1999, the Company received a $5.0 million refund from the Internal Revenue Service for overpayment of estimated taxes during fiscal 1998.

     In December 1998, the Company's management approved a plan to sell Paragren. The Company expects to sell Paragren during fourth quarter of fiscal 1999 and realize approximately $10.5 million of cash from the sale, net of cash required to fund operations during the disposal period.

     The Company has a $75.0 million Revolving Credit Facility ("Revolving Facility") available for general working capital purposes and capital expenditures. Availability of up to $35.0 million of the $75.0 million Revolving Facility is restricted subject to the attainment of trailing four quarters EBITDA of at least $62.5 million. The Company is also limited to $15.0 million in annual capital expenditures. As of July 4, 1999, there were no borrowings outstanding under the Revolving Facility. The Company made $6.0 million of scheduled repayments on its Term Loan during the first six months of fiscal 1999 resulting in a balance outstanding at July 4, 1999, of $138.0 million.

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

     On October 31, 1998, Senior Information Technology Management under the direction of the Audit Committee of the Board of Directors completed a company-wide evaluation of the impact of potential Year 2000 problem on its computer systems, applications and other date-sensitive equipment. Equipment and systems that were not Year 2000 compliant were identified. As of July 4, 1999, 100% of the identified equipment and systems have been remediated and tested with 98% of the equipment and systems placed in production. The Company expects the remaining 2% to be placed in production by September 30, 1999. Through July 4, 1999, the Company had spent approximately $2.3 million to address Year 2000 issues. Total costs required to correct Year 2000 issues are currently estimated to be approximately $3.0 million and principally consist of equipment upgrades and software code remediation.

     While the Company believes that its efforts will adequately address its internal Year 2000 concerns, it is possible that the Company will be adversely affected by problems encountered by key clients and suppliers. The Company has initiated discussion with key clients and suppliers in an effort to determine and assess those parties' Year 2000 compliance status. The Company is dependent on computer and telecommunications companies for computer equipment and software and telephone systems and services. On February 15, 1999, the Company completed its evaluation of clients and suppliers. Based upon the results of this assessment, completion of interoperability tests with 80% of its clients and suppliers, and the receipt of compliance certificates from key suppliers, the Company believes that most of its clients and suppliers are prepared for the Year 2000. The Company continues to retest critical systems and to perform interoperability tests with clients and suppliers where such testing has not been performed. The Company expects to complete all interoperability testing by September 30, 1999. For clients and suppliers that fail to demonstrate Year 2000 compliance, the Company will develop suitable contingency plans. Contingency plans are expected to be developed and tested by October 31, 1999.

     The Company would be unable to perform its work without access to outbound and/or inbound telephony capabilities, resulting in the loss of revenue, the extent and materiality of which would depend on the length of time required to restore access.

FORWARD-LOOKING STATEMENTS

     Statements contained herein regarding the Company's expected growth, prospective business opportunities and future expansion plans are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. There can be no assurance that the Company will be able to effectively manage its growth or maintain its profitability. Changes in or events affecting clients' businesses may have a material impact on the Company's net revenue and earnings. There also can be no assurance that the Company can match its call center capacity with client demand nor hire and retain a sufficient number of employees to handle call volumes. In the future, the Company may experience excess peak period capacity when it opens a new call center or terminates or completes a large client program. The Company's agreements with its clients generally do not assure that the Company will generate a specific level of revenue, do not designate the Company as the client's exclusive service provider, and are terminable by the clients on relatively short notice. The Company's net revenue and profitability may also be affected by changes in clients' use of telemarketing programs as a method for customer acquisition and available telemarketing capacity from the Company's competition. In addition, the amount of revenue the Company generates from a particular client generally is dependent upon customers' interest in, and use of, the client's products or services. Readers are encouraged to review the section captioned "Information Regarding Forward-Looking Statements" in its Annual Report on Form 10-K for the year ended January 3, 1999, which describe other important factors that may impact the Company's business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates. This exposure is directly related to its normal operating and funding activities. Because the Company's obligations under its bank credit agreement bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its long-term debt interest rate exposure, rather than for trading purposes. A 10% increase or decrease in market interest rates that effect the Company's financial instruments would have not have a material impact on earnings during the remainder of fiscal 1999, and would not materially affect the fair value of the Company's financial instruments.

                                    PART II.

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Share Owners of the Company was held on May 18, 1999.

     (b) Not applicable.

     (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                    WITHHOLD AUTHORITY
              NAME                    FOR       (INCLUDING BROKER NON-VOTE)
              ----                    ---       ---------------------------
Thomas M. Collins................  33,393,318            1,573,323
George D. Dalton.................  34,392,818              573,823
Theodore G. Schwartz.............  34,392,818              573,823
Marc S. Simon....................  34,392,818              573,823
Paul G. Yovovich.................  34,392,818              573,823

          2. Set forth below is the tabulation of the votes for the proposal to approve an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name from APAC TeleServices, Inc. to APAC Customer Services, Inc.

For......................................................  33,760,648
Against..................................................   1,184,388
Withhold Authority (Including Broker Non-Vote)...........      21,605

          3. Set forth below is the tabulation of the votes for the proposal to approve the reservation of an additional 150,000 Common Shares to be available for issuance pursuant to the Company's 1995 Nonemployee Director Stock Incentive Plan.

For......................................................  32,311,244
Against..................................................   2,605,196
Withhold Authority (Including Broker Non-Vote)...........      50,201

     (d) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K: Exhibit (11) -- Statement Re: Computation of Earnings Per Share on page 15 and Exhibit (27)-- Financial Data Schedule on page 16.

     (b) Reports on Form 8-K. The Company filed a Current Report on Form 10-K on April 7, 1999, which disclosed the Company's fiscal year 1998 results of operations.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            APAC CUSTOMER SERVICES, INC.

Date: August 18, 1999                       By:  /s/ THEODORE G. SCHWARTZ
                                              ----------------------------------
                                                   Chairman, President and
                                                   Chief Executive Officer

Date: August 18, 1999                       By:     /s/ GARY S. HOLTER
                                              ----------------------------------
                                                    Senior Vice President
                                                 and Chief Financial Officer