Form 10-Q
period 1999-10-03
APAC CUSTOMER SERVICE INC
filed 1999-11-17
CIK 949297

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                   For the period ended October 3, 1999

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

Common Shares, $0.01 par value--47,563,167 shares outstanding as of November 15, 1999.



                                   Index

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Consolidated Condensed Balance Sheets as of October 3, 1999, and
    January 3, 1999                                                      3

    Consolidated Condensed Statements of Income for the Thirteen and
    Thirty-Nine Weeks Ended October 3, 1999, and September 27, 1998      4

    Consolidated Condensed Statements of Cash Flows for the Thirty-
    Nine Weeks Ended October 3, 1999, and September 27, 1998             5

    Notes to Consolidated Condensed Financial Statements as of
    October 3, 1999                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

PART II.  OTHER INFORMATION

Item 1.  Litigation                                                      15

Item 6.  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                               17

EXHIBIT INDEX                                                            18

EXHIBITS




                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                           OCTOBER 3,            JANUARY 3,
                                                                              1999                  1999
                             ASSETS                                       (Unaudited)         (Audited, Note 1)
- ------------------------------------------------------------------  ----------------------  ----------------------
                                                                          (000's omitted, except share data)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $250                  $3,543
   Accounts receivable, net                                                  86,955                  76,618
   Recoverable income taxes                                                   4,570                   5,825
   Deferred income tax assets                                                 6,930                   8,790
   Prepaid expenses                                                           3,909                   3,058
   Net assets of discontinued operations                                     10,096                   7,096
                                                                    ----------------------  ----------------------
     Total current assets                                                   112,710                 104,930

PROPERTY AND EQUIPMENT                                                      139,656                 152,195
Less--accumulated depreciation                                               67,162                  57,602
                                                                    ----------------------  ----------------------
     Property and equipment, net                                             72,494                  94,593

GOODWILL AND OTHER INTANGIBLE ASSETS                                         62,850                  68,850
Less--accumulated amortization                                                7,403                   3,975
                                                                    ----------------------  ----------------------
     Goodwill and other intangible assets, net                               55,447                  64,875

OTHER ASSETS                                                                  4,019                   3,104
                                                                    ----------------------  ----------------------
   Total assets                                                            $244,670               $ 267,502
                                                                    ======================  ======================

                         LIABILITIES AND
                      SHARE OWNERS' EQUITY
- ------------------------------------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                     $17,144                 $16,122
   Revolving credit facility                                                  3,625                       0
   Accounts payable                                                          10,271                   5,705
   Other current liabilities                                                 39,443                  65,355
                                                                    ----------------------  ----------------------
     Total current liabilities                                               70,483                  87,182

LONG-TERM DEBT, LESS CURRENT MATURITIES                                     120,104                 132,427

DEFERRED INCOME TAXES                                                             0                   1,670

OTHER LIABILITIES                                                             8,894                   4,399

COMMITMENTS AND CONTINGENCIES

SHARE OWNERS' EQUITY:
   Preferred shares, $0.01 par value; 50,000,000 shares
     authorized; none issued and outstanding                                      0                       0
   Common shares, $0.01 par value; 200,000,000
     shares authorized; 49,104,350 shares issued
     at October 3, 1999; 48,893,873 shares issued at
     January 3, 1999                                                            491                     489
   Additional paid-in capital                                                94,289                  93,799
    Retained deficit                                                        (43,940)                (46,813)
   Less--treasury shares at cost; 1,609,000 shares at
       October 3, 1999, and January 3, 1999                                  (5,651)                 (5,651)
                                                                    ----------------------  ----------------------
     Total share owners' equity                                              45,189                  41,824
                                                                    ======================  ======================
   Total liabilities and share owners' equity                              $244,670               $ 267,502
                                                                    ======================  ======================

See notes to consolidated condensed financial statements.


               APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)


                                                 THIRTEEN (13) WEEKS ENDED            THIRTY-NINE (39) WEEKS ENDED
                                              ---------------------------------    ----------------------------------
                                               OCTOBER 3,       SEPTEMBER 27,       OCTOBER 3,       SEPTEMBER 27,
                                                  1999              1998*              1999              1998*
                                              --------------    ---------------    --------------   -----------------
                                                               (000's omitted, except per share data)

NET REVENUE:
   Service Solutions                               $66,392           $59,521           $193,154         $155,063
   Sales Solutions                                  36,796            56,440            120,430          154,936
                                              --------------    ---------------    --------------   -----------------
      Total net revenue                            103,188           115,961            313,584          309,999

OPERATING EXPENSES:
    Cost of services                                82,775            92,601            254,550          247,195
    Selling, general and administrative
        expenses                                    11,940            13,727             35,989           37,661
    Restructuring charges                            1,627                 0              7,600            9,000
                                              --------------    ---------------    --------------   -----------------
      Total operating expenses                      96,342           106,328            298,139          293,856
                                              --------------    ---------------    --------------   -----------------
    Operating income                                 6,846             9,633             15,445           16,143
INTEREST EXPENSE, NET                                3,417             2,983             10,372            5,155
                                              --------------    ---------------    --------------   -----------------
    Income from continuing operations
        before income taxes                          3,429             6,650              5,073           10,988
PROVISION FOR INCOME TAXES                           1,500             3,037              2,200            4,980
                                              --------------    ---------------    --------------   -----------------
    Income from continuing operations                1,929             3,613              2,873            6,008
LOSS FROM DISCONTINUED OPERATIONS,
    net of income tax benefit of
    $57 and $480, respectively, for
    the 13 and 39 weeks in 1998                          0              (190)                 0           (1,256)
                                              --------------    ---------------    --------------   -----------------
NET INCOME                                         $ 1,929            $3,423             $2,873           $4,752
                                              ==============    ===============    ==============   =================

INCOME (LOSS) PER SHARE:
    Basic:
        Continuing operations                       $0.04             $0.07              $0.06            $0.12
        Discontinued operations                      0.00             (0.00)              0.00            (0.02)
                                              --------------    ---------------    --------------   -----------------
        Net income                                  $0.04             $0.07              $0.06            $0.10
                                              ==============    ===============    ==============   =================

    Diluted:
        Continuing operations                       $0.04             $0.07              $0.06            $0.12
        Discontinued operations                      0.00             (0.00)              0.00            (0.02)
                                              --------------    ---------------    --------------   -----------------
        Net income                                  $0.04             $0.07              $0.06            $0.10
                                              ==============    ===============    ==============   =================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

    Basic                                           48,973            48,505             48,946           48,773
    Diluted                                         49,572            49,956             49,198           49,590
                                              ==============    ===============    ==============   =================

*Reclassified to conform to current year's classifications.
See notes to consolidated condensed financial statements.


               APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                           THIRTY-NINE (39) WEEKS ENDED
                                                                   ----------------------------------------------
                                                                       OCTOBER 3,               SEPTEMBER 27,
                                                                           1999                     1998*
                                                                   --------------------       -------------------
                                                                                  (000's omitted)
OPERATING ACTIVITIES:
   Net income from continuing operations                                     $2,873                     $6,008
   Depreciation and amortization                                             25,789                     25,295
   Deferred income taxes                                                      3,140                     (1,987)
   Restructuring charges                                                      7,600                      9,000
   Change in operating assets and liabilities                               (21,449)                     6,005
                                                                   --------------------       -------------------
      Net cash provided by continuing operations                             17,953                     44,321
   Cash used by discontinued operations                                      (3,000)                    (1,885)
                                                                   --------------------       -------------------
      Net cash provided by operations                                        14,953                     42,436

INVESTING ACTIVITIES:
   ITI Holdings, Inc. acquisition costs, net of cash acquired                     0                   (149,229)
   Purchases of property and equipment, net                                  (5,583)                    (6,007)
                                                                   --------------------       -------------------
      Net cash used by investing activities                                  (5,583)                  (155,236)

FINANCING ACTIVITIES:
   Proceeds from term loan                                                        0                    150,000
   Repayment of revolving credit facility with proceeds from
      refinancing                                                                 0                     (7,500)
   Net borrowings (payments) under revolving
        credit facilities                                                     3,625                    (14,100)
   Payments on long-term debt                                               (11,301)                    (3,689)
   Increase (decrease) in book overdraft                                      3,390                     (4,679)
   Payment of debt issuance costs                                                 0                     (2,188)
   Increase (decrease) in customer deposits                                  (8,869)                    12,229
   Purchase of treasury shares                                                    0                     (5,651)
   Stock and warrant transactions, including related
      income tax benefits                                                       492                      1,378
                                                                   --------------------       -------------------
      Net cash provided (used) by financing activities                      (12,663)                   125,800
                                                                   --------------------       -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        ($3,293)                  $ 13,000
                                                                   ====================       ===================

*Reclassified to conform to current year's classifications.
See notes to consolidated condensed financial statements.



               APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              OCTOBER 3, 1999
                                (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended October 3, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. The balance sheet at January 3, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

2.   GOODWILL AND INTANGIBLE ASSETS

At October 3, 1999, goodwill and intangible assets consisted of the following:



                                                                         ACCUMULATED                NET
                                                     COST               AMORTIZATION            BOOK VALUE
                                               ------------------     ------------------     ------------------
                                                                       (000's omitted)
           Goodwill                                     $30,757                 $3,219                $27,538
           Customer relationships                        28,493                  3,483                 25,010
           Assembled workforce                            3,600                    701                  2,899
                                               ------------------     ------------------     ------------------
               Total                                    $62,850                 $7,403                $55,447
                                               ==================     ==================     ==================


In connection with the acquisition of ITI Holdings, Inc. in May 1998, the Company recorded deferred income tax assets and provided for costs to close facilities and terminate unfavorable contracts. During the third quarter of fiscal 1999, the Company revalued certain deferred income tax assets and reduced its estimates of costs to close facilities and renegotiate contracts, resulting in a $6.0 million reduction in goodwill.

3.   OTHER CURRENT LIABILITIES

The components of other current liabilities included in the consolidated condensed balance sheets are as follows:


                                                     OCTOBER 3,        JANUARY 3,
                                                        1999              1999
                                                    --------------    --------------
                                                            (000's omitted)
           Payroll and related items                      $20,239           $19,494
           Customer deposits                                2,254            11,123
           Telecommunication costs                          4,480             9,529
           Acquisition-related costs                        2,370            14,377
           Restructuring charges                            3,140             3,199
           Other                                            6,960             7,633
                                                    ==============    ==============
               Total                                      $39,443           $65,355
                                                    ==============    ==============



4.   RESTRUCTURING CHARGES

During the first nine months of fiscal 1999, the Company recorded three restructuring charges totaling $7.6 million associated with closing 21 Sales Solutions call centers and reducing the supporting salaried workforce. The $2.0 million restructuring charge recorded in the first quarter included $1.4 million for the write-down of property and equipment and $0.6 million for employee severance costs. The $4.0 million restructuring charge recorded in the second quarter included $2.7 million for the write-down of property and equipment, $0.3 million for employee severance costs and $1.0 million for lease termination costs. Finally, the $1.6 million restructuring charge recorded in the third quarter included $1.3 million for the write-down of property and equipment and $0.3 million for lease termination costs. The amount remaining in the fiscal 1999 restructuring reserve at October 3, 1999, was $2.8 million. This amount is expected to be used by January 2, 2000.

In the second quarter of fiscal 1998, the Company recorded a restructuring charge of $9.0 million. This charge related to a restructuring plan involving the closure of Sales Solutions call centers, reconfiguration of certain administrative support facilities and reduction in the salaried workforce. The restructuring charge included $4.5 million for the write-down of property and equipment, $3.3 million for employee severance costs and $1.2 million for lease termination costs. As of October 3, 1999, the amount remaining in the fiscal 1998 restructuring reserve was $0.3 million. This amount is expected to be utilized by January 2, 2000.

5.  LEGAL PROCEEDINGS

The Company is engaged in arbitration proceedings initiated by the former owner of an acquired business. The Company believes the claim is without merit. The Company has other claims against the same party which it believes do have merit and which it intends to pursue vigorously. Although the Company does not believe that the arbitration proceedings will result in a material adverse effect on its consolidated financial position, no assurance to that effect can be given.

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 for a description of a certain legal action presently pending. On November 12, 1999, the court denied the Company's motion to dismiss the complaint in the action, captioned "In re APAC TeleServices, Inc. Securities Litigation, 97 Civ. 9145 (BSJ)." The litigation is continuing.

6.   DISCONTINUED OPERATIONS

In December 1998, the Company's management approved a plan to sell Paragren. The Company expects to sell Paragren during the fourth quarter of fiscal 1999. Accordingly, Paragren is reported as a discontinued operation, and the consolidated condensed financial statements have been reclassified to segregate the operating results and net assets of the business. The net loss from discontinued operations for the first nine months of fiscal 1999 of $4.2 million has been offset against provisions for anticipated loss recorded at January 3, 1999, and additional proceeds expected from the sale of the net assets of the business. In fiscal 1999 the Company revised its estimate of expected sales proceeds based upon current market estimates of the fair value of the business. Net assets of discontinued operations at October 3, 1999 amounted to $10.1 million and consisted of working capital of $2.8 million, property and equipment of $1.5 million, capitalized software of $1.7 million, and intangible assets of $4.1 million.

7.   SEGMENT INFORMATION

The Company has three reportable segments organized around operating divisions providing separate and distinct services to clients. The operating divisions are managed separately because the service offerings require different technology and marketing strategies and have different operating models and performance metrics. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. The Sales Solutions division provides outbound sales support to customers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. Paragren Technologies, Inc. ("Paragren") specializes in software-based consumer marketing to optimize customer relationships. In December 1998, the Company adopted a plan to sell Paragren. Accordingly, the operating results of Paragren have been segregated from continuing operations and are reported separately as discontinued operations. Information about discontinued operations is reported in Note 6 to these consolidated condensed financial statements. All operating net revenue and expenses are included in the results of the business segments. Other income and expense, principally interest expense and gain and loss on the disposal of assets, are excluded from the determination of business segment results.

Segment information for continuing operations for the thirteen and thirty-nine weeks ended October 3, 1999 and September 27, 1998 is as follows:


                                                     SERVICE           SALES
                      PERIOD ENDED                  SOLUTIONS        SOLUTIONS        COMBINED
           -----------------------------------     ------------     ------------     ------------
                                                                   (000's omitted)

           THIRTEEN WEEKS:
              October 3, 1999:
                  Net revenue                          $66,392          $36,796         $103,188
                  Operating income (loss)                7,349             (503)           6,846
                  Restructuring charge                       0            1,627            1,627
                                                   ============     ============     ============

              September 27, 1998:
                  Net revenue                          $59,521          $56,440         $115,961
                  Operating income                       6,461            3,172            9,633
                                                   ============     ============     =============

           THIRTY-NINE WEEKS:
               October 3, 1999:
                  Net revenue                         $193,154         $120,430         $313,584
                  Operating income (loss)               20,402           (4,957)          15,445
                  Restructuring charges                      0            7,600            7,600
                                                   ============     ============     ============

               September 27, 1998:
                  Net revenue                         $155,063         $154,936         $309,999
                  Operating income                      12,592            3,551           16,143
                  Restructuring charge                   2,400            6,600            9,000
                                                   ============     ============     ============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

APAC Customer Services, Inc. and Subsidiaries (the "Company") provides high volume telephone-based sales, marketing and customer management solutions for corporate clients operating in the consumer products, parcel delivery, financial services, insurance, retail, and telecommunications industries throughout the United States. The Company's client base is comprised of large companies with the need for cost-effective means of contacting and servicing current and prospective customers. The Company has three service offerings. The Service Solutions division provides inbound customer service, direct mail response, "help" line support and customer order processing. The Sales Solutions division provides outbound sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. In August 1997, the Company acquired Paragren Technologies, Inc. ("Paragren") which specializes in software-based consumer marketing products that help its clients analyze market, customer and sales data on a real-time basis. In December 1998, the Company's management approved a plan to sell Paragren's software development business. The Company does not believe that additional investment in the software development business is consistent with its long-term strategic goals and objectives. Accordingly, Paragren is reported as a discontinued operation, and the consolidated condensed financial statements for the periods presented have been reclassified to segregate the operating results and net assets of the business. In May 1998, the Company acquired ITI Holdings, Inc., the sole shareholder of ITI Marketing Services, Inc. ("ITI"). ITI provides telephone-based sales, marketing and customer management services to corporate clients. As of October 3, 1999, the Company operated and managed approximately 11,000 workstations in 62 call centers.

RESULTS OF OPERATIONS

The following table sets forth consolidated condensed statements of income data as a percentage of net revenue from services provided by the Company for the thirteen and thirty-nine week periods ended October 3, 1999 and September 27, 1998.


                                                       THIRTEEN (13) WEEKS ENDED          THIRTY-NINE (39) WEEKS ENDED
                                                    ------------- -- -----------------    ------------- -- -----------------
                                                     OCTOBER 3,       SEPTEMBER 27,        OCTOBER 3,        SEPTEMBER 27,
                                                        1999              1998*               1999              1998*
                                                    -------------    -----------------    -------------    -----------------

NET REVENUE:
   Service Solutions                                     64.3%            51.3%                61.6%            50.0%
   Sales Solutions                                       35.7             48.7                 38.4             50.0
                                                    -------------    -----------------    -------------    -----------------
      Total net revenue                                 100.0            100.0                100.0            100.0

OPERATING EXPENSES:
   Cost of services                                      80.2             79.9                 81.2             79.7
   Selling, general and administrative
       expenses                                          11.6             11.8                 11.5             12.2
   Restructuring charges                                  1.6              0.0                  2.4              2.9
                                                    -------------    -----------------    -------------    -----------------
       Total operating expenses                          93.4             91.7                 95.1             94.8
                                                    -------------    -----------------    -------------    -----------------
   Operating income                                       6.6                                   4.9              5.2
INTEREST EXPENSE, NET                                     3.3              2.6                  3.3              1.7
                                                    -------------    -----------------    -------------    -----------------
   Income from continuing operations
       before income taxes                                3.3              5.7                  1.6              3.5
PROVISION FOR INCOME TAXES                                1.4              2.6                  0.7              1.6
                                                    -------------    -----------------    -------------    -----------------
   Income from continuing operations                      1.9              3.1                  0.9              1.9
LOSS FROM DISCONTINUED OPERATIONS, NET                    0.0             (0.1)                 0.0             (0.4)
                                                    -------------    -----------------    -------------    -----------------
NET INCOME                                                1.9%             3.0%                 0.9%             1.5%
                                                    =============    =================    =============    =================

*Reclassified to conform to current year's classifications.


COMPARISON OF THIRD QUARTER RESULTS

The Company's net revenue decreased 11.0% in the third quarter of fiscal 1999 to $103.2 million, a decrease of $12.8 million compared to the third quarter of fiscal 1998. Net revenue for the Company's inbound operations, the Service Solutions division, was $66.4 million for the third quarter of fiscal 1999, an increase of 11.5% compared to $59.5 million for the third quarter of fiscal 1998. The increase in Service Solutions net revenue was due to higher call volumes from existing clients and the start-up of programs for several new clients. Net revenue for the Company's outbound operations, the Sales Solutions division, was $36.8 million for the third quarter of fiscal 1999, a decrease of 34.8% compared to $56.5 million for the third quarter of fiscal 1998. In response to reduced call volume from certain large clients over the last twelve months, the Company has adopted a strategy of balancing Sales Solutions' call center capacity with current client demand.

Cost of services as a percentage of net revenue increased to 80.2% in the third quarter of fiscal 1999 from 79.9% in the third quarter of fiscal 1998. This increase reflects higher recruiting and training costs incurred in advance of full-scale operations under new client programs in the Service Solutions division and decreased net revenue and the cost of underutilized capacity in the Sales Solutions division. Changes in cost of services as a percent of net revenue also include the effects of nonrecurring credits recorded in each quarter. During the third quarter of fiscal 1999, the Company reversed $1.2 million of accrued telephone charges recorded in the fourth quarter of fiscal 1998. This reversal resulted from the Company negotiating favorable dispositions of costs associated with certain guaranteed minimum usage telecommunications contracts during the third quarter of fiscal 1999. During the third quarter of fiscal 1998, the Company received $1.5 million in reimbursement of excess training costs absorbed during the first half of fiscal 1998.

Selling, general and administrative expenses decreased 13.0% in the third quarter of fiscal 1999 to $11.9 million, a decrease of $1.8 million compared to the third quarter of fiscal 1998. This decrease was due to the consolidation of the administrative functions of ITI and a reduction in the amortization of goodwill and intangible assets. During the fourth quarter of fiscal 1998, the Company adjusted the carrying value of the Sales Solutions division's long-lived assets to their fair value. This adjustment resulted in a non-cash impairment charge of $69.7 million to write-off goodwill and intangible assets acquired with acquisition of ITI.

During the third quarter of fiscal 1999, the Company recorded a restructuring charge of $1.6 million in connection with the continued consolidation of Sales Solutions call centers. The restructuring charge included $1.3 million for the write-down of property and equipment and $0.3 million for lease termination costs.

The Company generated operating income of $6.8 million during the third quarter of fiscal 1999. Prior to the restructuring charge, operating income for the third quarter of fiscal 1999 was $8.4 million compared with operating income of $9.6 million for the third quarter of fiscal 1998. For the Service Solutions division, operating income for the third quarter of fiscal 1999 was $7.3 million, or 11.1% of net revenue, compared with operating income of $6.5 million, or 10.9% of net revenue, for the same period in fiscal 1998. For the Sales Solutions division, operating income (before restructuring charge) was $1.1 million, or 3.1% of net revenue, in the third quarter of fiscal 1999 compared with operating income of $3.2 million, or 5.6 % of net revenue, for the same period in fiscal 1998. The reduction in Sales Solutions operating performance in fiscal 1999 was due to decreased net revenue and the cost of underutilized call center capacity as execution of the Company's current strategy of balancing capacity utilization with client demand had not been in place throughout the entire period. Partially offsetting the reduction in operating performance during the third quarter of fiscal 1999 was the reversal of $1.2 million of accrued telephone charges recorded in the fourth quarter of fiscal 1998.

Net interest expense for the third quarter of fiscal 1999 increased by $0.4 million compared to the same period in fiscal 1998. This increase reflects higher interest rates assessed on the $150.0 million term loan used to finance the purchase of ITI as a result of amendments to the Company's credit agreement in April 1999.

Net loss on discontinued operations for the third quarter of fiscal 1998 of $0.2 million reflects the reclassification of net loss sustained by the Company during the quarter on the operation of its Paragren software development business. Net loss on discontinued operations for the third quarter of fiscal 1999 of $1.4 million has been offset against a provision for anticipated losses during the phase-out period.

COMPARISON OF YEAR-TO-DATE RESULTS

The Company's net revenue increased 1.2% in the first nine months of fiscal 1999 to $313.6 million, an increase of $3.6 million from the first nine months of fiscal 1998. Net revenue during the first nine months of 1999 included three full quarters of results of ITI. Net revenue for the Company's Service Solutions division, was $193.2 million for the first nine months of fiscal 1999, an increase of 24.6% compared to $155.1 million for the first nine months of fiscal 1998. The increase in Service Solutions net revenue was due to the inclusion of the results of ITI and growth in call volumes with existing clients. Net revenue for the Company's Sales Solutions division was $120.4 million for the first nine months of fiscal 1999, a decrease of 22.3% compared to $154.9 million for the first nine months in fiscal 1998. This decrease reflects the Company's current strategy to balance call center capacity with demand for outbound telemarketing services. During the first nine months of fiscal 1999, consolidation of certain large clients substantially reduced outbound telemarketing call volumes available to the Company.

Cost of services as a percentage of net revenue increased to 81.2% in the first nine months of fiscal 1999 from 79.7% in the first nine months of fiscal 1998. This increase reflects the reduction in profit margin due to underutilized call center capacity resulting from decreases in call volumes in the Sales Solutions division and higher direct wages in both divisions. Changes in cost of services as a percent of net revenue also include the effects of nonrecurring credits recorded during the first nine months of fiscal 1999. In the first nine months of fiscal 1999, the Company reversed $4.9 million of accrued telephone charges recorded in the fourth quarter of fiscal 1998. This reversal resulted from the Company negotiating favorable dispositions of costs associated with certain guaranteed minimum usage telecommunications contracts during the second and third quarters of fiscal 1999.

Selling, general and administrative expenses decreased 4.4% in the first nine months of fiscal 1999 to $36.0 million, a decrease of $1.7 million compared to the first nine months of fiscal 1998. This decrease was principally due to reductions in workforce and related expenses achieved through restructuring initiatives and the consolidation of the administrative functions of ITI.

During the first nine months of fiscal years 1999 and 1998, the Company recorded restructuring charges of $7.6 million and $9.0 million, respectively, in connection with the consolidation of Sales Solutions call centers and reductions in the salaried workforce. The fiscal 1999 restructuring charge included $5.4 million for the write-down of property and equipment, $0.9 million for employee severance costs and $1.3 million for lease termination costs. The fiscal 1998 restructuring charge included $4.5 million for the write-down of property and equipment, $3.3 million for employee severance costs and $1.2 million for lease termination costs. During the past fifteen months, the Company has provided for the closure of 32 call centers containing approximately 2,600 seats and for reduction in the salaried workforce by 100 employees.

The Company generated operating income of $15.4 million for the first nine months of fiscal 1999. Prior to restructuring charges, operating income for the first nine months of fiscal 1999 was $23.0 million compared to $25.1 million for the first nine months of fiscal 1998. For the Service Solutions division, operating income for the first nine months of fiscal 1999 was $20.4 million, or 10.6% of net revenue, compared to operating income (before restructuring charge) of $15.0 million, or 9.7% of net revenue, for the same period in fiscal 1998. The increase in Service Solutions operating income was principally due to increased net revenue and a more profitable client mix. Prior to restructuring charges, operating income for the Sales Solutions division for the first nine months of fiscal 1999 was $2.6 million, or 2.2% of net revenue, compared to operating income of $10.2 million, or 6.6% of net revenue, for the same period in fiscal 1998. The reduction in operating performance in the first nine months of fiscal 1999 was due to decreased net revenue, the cost of underutilized call center capacity and higher direct wages, offset in part by the reversal of $4.9 million in accrued telephone charges recorded in the fourth quarter of fiscal 1998.

Net interest expense for the first nine months of fiscal 1999 increased by $5.2 million compared to the same period in fiscal 1998. This increase principally reflects three full quarters of interest and related debt costs in fiscal 1999 on the $150.0 million term loan used to finance the purchase of ITI.

The provision for income taxes recognized for the nine months ended October 3, 1999 and September 27, 1998 are based upon the Company's estimated annual effective income tax rates. The decrease in the Company's effective income tax rate to 43.4% in fiscal 1999 from 45.3% in fiscal 1998 was due to changes as a percentage of taxable income in the amortization of non-deductible goodwill related to the ITI purchase and Work Opportunity Tax Credit benefits.

Net loss on discontinued operations for the first nine months of fiscal 1998 of $1.3 million reflects the reclassification of net loss sustained by the Company in the first nine months of fiscal 1998 on the operation of its Paragren software development business. Net loss on discontinued operations for the first nine months of fiscal 1999 of $4.2 million has been offset against a provision for anticipated losses during the phase-out period.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the first nine months of fiscal 1999 totaled $15.0 million, a decrease of $27.5 million compared to the same period in fiscal 1998. This decrease was principally due to higher accounts receivable balances of $10.3 million resulting from the temporary extension of billing cycles with several clients, payments against acquisition-related and restructuring reserves of $7.4 million and the non-cash reversal of $4.9 million in accrued telephone charges to income. The Company spent $5.6 million during the first nine months of fiscal 1999 to construct additional call center capacity for Service Solutions clients and to upgrade equipment in existing centers. These capital expenditures were funded with cash provided by operations.

In connection with the acquisition of ITI on May 1998, the Company provided acquisition-related reserves of $18.8 million to close facilities, terminate unfavorable contacts, and reduce the salaried workforce. During the first nine months of fiscal years 1999 and 1998, the Company recorded restructuring charges of $7.6 million and $9.0 million, respectively, in connection with the consolidation of Sales Solutions call centers and reductions in the salaried workforce. During the first nine months of fiscal 1999, the Company made payments against acquisition-related and restructuring reserves amounting to $5.0 million and $2.4 million, respectively, for employee severance and lease termination costs and telecommunications contract penalties.

At January 3, 1999, the Company had received $11.1 million in nonrecurring customer deposits for services to be provided in future periods. These amounts are to be offset against future billings. During the first nine months of fiscal 1999, $8.9 million of customer deposits were offset against invoices for services rendered. In the second quarter of fiscal 1999, the Company received a $5.0 million refund from the Internal Revenue Service for overpayment of estimated taxes during fiscal 1998.

The Company has a $75.0 million revolving credit facility (the "Revolving Facility") available for general working capital purposes and capital expenditures. Availability of up to $35.0 million of the total $75.0 million Revolving Facility is restricted subject to the attainment of trailing four quarters EBITDA of at least $75.0 million. The Company is also limited to $15.0 million in annual capital expenditures. As of October 3, 1999, there were $3.6 million of borrowings outstanding under the Revolving Facility. The Company made $10.0 million of scheduled repayments on its term loan during the first nine months of fiscal 1999 resulting in a balance outstanding at October 3, 1999, of $134.0 million.

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

On October 31, 1998, Senior Information Technology Management under the direction of the Audit Committee of the Board of Directors completed a company-wide evaluation of the impact of potential Year 2000 problem on its computer systems, applications and other date-sensitive equipment. Equipment and systems that were not Year 2000 compliant were identified. As of October 3, 1999, 100% of the identified equipment and systems have been remediated, tested and placed in production. Through October 3, 1999, the Company had spent approximately $2.5 million to address Year 2000 issues. While the estimated cost to address Year 2000 issues is subject to change as the effort continues, total costs required to assess and remediate Year 2000 issues are currently estimated to be approximately $3.0 million and principally consist of equipment upgrades and software code remediation.

While the Company believes that its efforts will adequately address its internal Year 2000 concerns, it is possible that the Company will be adversely affected by problems encountered by key clients and suppliers. The Company initiated discussion with significant clients and suppliers in an effort to determine and assess those parties' Year 2000 compliance status. The Company is dependent on computer and telecommunications companies for computer equipment and software and telephone systems and services. On February 15, 1999, the Company completed its evaluation of clients and suppliers. Based upon the results of this assessment, completion of interoperability tests with all of its clients and suppliers on September 30, 1999, and the receipt of compliance certificates from key suppliers, the Company believes that most of its clients and suppliers are prepared for the Year 2000. The Company continues to retest critical systems.

Although the Company does not currently anticipate any material adverse impact on its operations as a result of Year 2000 issues, no assurance can be given that the Company's or its clients' failure to detect and remedy Year 2000-related problems in its or their computer and information systems would not have a material adverse effect on the business, financial condition and results of operations of the Company. A reasonably likely worst case scenario might include failure of third parties to provide services, such as power and telecommunications services, or the loss of use of the Company's automated call distributors or dialers. If the Company were to lose access to outbound and/or inbound telephony capabilities, it would experience a loss of revenue. The materiality of such revenue loss to the Company would depend on the length of time required to restore access to necessary services.

For clients and suppliers that failed to demonstrate Year 2000 compliance, the Company has developed suitable contingency plans. The Company's Year 2000 Coordination Team is currently being trained to administer the contingency plans. A complete rollout of the contingency plans is planned for December 15, 1999.

This discussion of Year 2000 compliance is based on the Company's current best estimates, which were derived using numerous assumptions regarding future events, including the continued availability and future costs of technological and other resources, third-party remediation actions and other factors. Given the complexity of Year 2000 issues and possible unidentified risks associated with such issues, actual results may vary materially from those anticipated and discussed herein. Specific factors that might cause a material variation include, among others, the availability and the cost of personnel trained to identify and resolve Year 2000 issues, the Company's ability to locate and correct all affected computer code, and the timing and success of Year 2000 remediation efforts by clients and suppliers.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-Q may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the businesses of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to the timing of clients' initiation and termination of large programs;
changes in competitive conditions affecting the Company's industry; the ability of the Company's clients to terminate contracts with the Company on relatively short notice; changes in the availability and cost of qualified employees; the potential impact of Year 2000 issues; variations in the performance of the Company's automated systems and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer relationship management solutions and in-house customer relationship operations. See the Company's filings with the Securities and Exchange Commission for further discussion of the risks and uncertainties associated with the Company's business. In particular, see the discussion under the caption "Information Regarding Forward-Looking Statements" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U. S. interest rates. This exposure is directly related to its normal operating and funding activities. Because the Company's obligations under its bank credit agreement bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its long-term debt interest rate exposure, rather than for trading purposes. A 10% increase or decrease in market interest rates that affect the Company's financial instruments would not have a material impact on earnings during the remainder of fiscal 1999, and would not materially affect the fair value of the Company's financial instruments.


                         PART II. OTHER INFORMATION

ITEM 1.  LITIGATION

The Company is engaged in arbitration proceedings initiated by the former owner of an acquired business. The Company believes the claim is without merit. The Company has other claims against the same party which it believes do have merit and which it intends to pursue vigorously. Although the Company does not believe that the arbitration proceedings will result in a material adverse effect on its consolidated financial position, no assurance to that effect can be given.

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 for a description of a certain legal action presently pending. On November 12, 1999, the court denied the Company's motion to dismiss the complaint in the action, captioned "In re APAC TeleServices, Inc. Securities Litigation, 97 Civ. 9145 (BSJ)." The litigation is continuing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

           Exhibit
            Number                                 Description
      -------------------    -------------------------------------------------
             3.1             Articles of Incorporation of APAC Customer
                             Services, Inc., as amended
             3.2             Amended and Restated Bylaws of APAC Customer
                             Services, Inc., as amended through September
                             29, 1999
             4               Specimen Common Stock Certificate
            10.1*            Amendment, dated September 22, 1999, to
                             Agreement for In-Bound Telemarketing with
                             United Parcel Service General Services Co.
            10.2             Peter M. Leger Employment Agreement
            11               Statement Re: Computation of Earnings Per Share
            27               Financial Data Schedule

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.


(b) REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K, dated September 22, 1999, disclosing that the Company had signed an amendment to extend for three years its agreement for inbound telemarketing with United Parcel Service General Services Co.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              APAC CUSTOMER SERVICES, INC.


Date:    November 17, 1999                  By:     /s/ Theodore G. Schwartz
                                                -----------------------------
                                                     Chairman and
                                                     Chief Executive Officer




Date:    November 17, 1999                  By:     /s/ Gary S. Holter
                                                -----------------------------
                                                   Senior Vice President and
                                                   Chief Financial Officer

                               EXHIBIT INDEX


           Exhibit
            Number                                 Description
      -------------------    -------------------------------------------------
             3.1             Articles of Incorporation of APAC Customer
                             Services, Inc., as amended
             3.2             Amended and Restated Bylaws of APAC Customer
                             Services, Inc., as amended through September
                             29, 1999
             4               Specimen Common Stock Certificate
            10.1*            Amendment, dated September 22, 1999, to
                             Agreement for In-Bound Telemarketing with
                             United Parcel Service General Services Co.
            10.2             Peter M. Leger Employment Agreement
            11               Statement Re: Computation of Earnings Per Share
            27               Financial Data Schedule

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.