Form 10-K
period 2000-01-02
APAC CUSTOMER SERVICE INC
filed 2000-03-28
CIK 949297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)


   / /     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-26786

                          APAC CUSTOMER SERVICES, INC.

             (Exact name of registrant as specified in its charter)

           ILLINOIS                              36-2777140
 (State or other jurisdiction                 (I.R.S. Employer
     of Incorporation or                     Identification No.)
        organization)

         SIX PARKWAY NORTH CENTER, SUITE 400, DEERFIELD, ILLINOIS 60015
                    (Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 374-4980

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAMES OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                            ----------------------
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

                              Yes /X/      No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              Yes / /      No /X/

    As of MARCH 16, 2000, 49,370,371 Common Shares were outstanding.

    The aggregate market value of the Registrant's Common Shares held by non-affiliates on MARCH 16, 2000 WAS APPROXIMATELY $382,620,375

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Registrant's Proxy Statement for Annual Meeting of Share Owners to be held on JUNE 9, 2000 are incorporated by reference in
                                    Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    APAC Customer Services, Inc. and its Subsidiaries ("APAC" or the "Company") provides high volume telephone and Internet-based customer relationship management ("CRM") sales, marketing and solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, health care and pharmaceuticals, and telecommunications industries throughout the United States. The Company's client base is mainly comprised of large companies with the need for cost-effective means of acquiring and servicing current and prospective customers. In
December 1999, the Company formed CustomerAssistance.com, Inc. ("CustomerAssistance.com") which will provide electronic customer relationship management products and services for Fortune 1000 and "dot com" companies. The Company operates and manages approximately 11,000 workstations in 58 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of extensive telecommunications and computer technology to promote the consistent delivery of quality service. In fiscal 1999 the Company has had two primary service offerings: Customer Acquisition and Customer Care. For 2000 service offerings have been expanded to include the service offerings of CustomerAssistance.com.

CUSTOMER CARE

    SERVICES. Customer Care provides customer relationship management solutions applications supporting inbound customer care, customer retention, direct mail response, integrated voice response, "help" line support, and customer order processing. Certain Customer Care clients rely upon the Company to provide specialized customer service representatives such as insurance agents and computer technicians, capable of responding to more technical inquiries from customers and prospects. Customer Care generated $264.9 million of net revenue, or 62.0% of the Company's total net revenue, in fiscal 1999, an increase of $39.4 million or 17.5% when compared to fiscal 1998. APAC believes significant opportunities to generate new business in Customer Care exist as more companies move to outsource all or a portion of their marketing and customer service functions.

    Customer Care involves the receipt of a call from a client's customer or prospect, and the identification and routing of the call to the appropriate APAC customer service representative. The caller typically uses a toll-free "800" number to request product or service information, place an order for a product or service or obtain assistance regarding a client's products or services. APAC utilizes automated call distributors and digital switches to identify each inbound call by "800" number and route the call to an APAC customer service representative trained for the client's program. Simultaneously with receipt of the call, the customer service representative's computer screen displays customer, product and service information relevant to the call. The Company reports information and results captured during the call to its client for order processing, customer service and database management.

    CLIENTS. Customer Care directs its business development efforts primarily toward large companies with substantial inbound customer service call volume. Within this market segment, APAC often targets those companies that operate in high-cost metropolitan areas or that are currently utilizing inefficient or expensive technology in their customer service operations. Customer Care provided services to 41 clients in fiscal 1999. The Company's significant relationships include a large parcel delivery client, and two major telecommunications clients, which accounted for 23.4%, 14.8% and 4.3%, respectively, of the Company's Customer Care net revenue and 26.4% of the Company's consolidated net revenue in fiscal 1999.

    Customer Care operates under contracts with terms up to five years. The Company is generally paid a fixed fee for each hour that it provides a customer service representative under its Customer Care contracts, regardless of the number of calls handled. The client works with the Company to determine the number of customer service representatives which are necessary to efficiently handle the expected volume of inbound calls. Except for the parcel delivery client, no Customer Care client of the Company accounted for more than ten percent of the Company's total net revenue in fiscal years 1999, 1998 or 1997.

CUSTOMER ACQUISITION

    SERVICES. Customer Acquisition provides sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. Customer Acquisition generated $162.7 million of net revenue, or 38.0% of the Company's total net revenue, in fiscal 1999, a decrease of $36.8 million or 18.5% compared to fiscal 1998. The decrease was primarily due to the consolidation of certain large clients and the loss of other clients previously associated with ITI Marketing Services, Inc. which the Company acquired in 1998, thereby substantially reducing out bound telemarketing call volumes available to Customer Acquisition. The decrease also reflects the Company's current strategy to manage call center capacity with demand for customer acquisition services.

    Customer Acquisition activities typically begin when APAC Customer Services calls a consumer or business prospect targeted by one of its clients to offer the client's products or services. Prospect information, which APAC Customer Services typically receives electronically from its clients, is selected to match the demographic profile of the targeted customer for the product or service being offered. APAC's data management system sorts the prospect information and delivers it to one of the Customer Acquisition Customer Interaction Centers. Computerized call-management systems utilizing predictive dialers automatically dial the telephone numbers, determine if a live connection is made, and present connected calls to a sales representative who has been specifically trained for the client's program. When a call is presented, the prospect's name, other information about the prospect, and the program script simultaneously appear on the sales representative's computer screen. The sales representative then uses the script to solicit an order for the client's product or service or to request information which will be added to the client's database. APAC's advanced systems permit on-line monitoring of marketing campaigns allowing its clients to refine programs while in progress.

    CLIENTS. APAC Customer Services targets those companies with large customer bases and the greatest potential to generate recurring revenue driven by their ongoing telephone-based direct sales and marketing needs. Customer Acquisition currently specializes in three industries; Telecommunications, Insurance and Financial Services which provided services to 49 clients in fiscal 1999. Customer Acquisition operates generally under contracts that may be terminated or modified on short notice. However, the Company tends to establish long-term relationships with its clients. The Company generally is paid a fixed fee for each hour that it provides a sales representative under its Customer Acquisition contracts. Except for one telecommunications client, no Customer Acquisition client accounted for more than ten percent of the Company's total net revenue in fiscal years 1998 or 1997. No Customer Acquisition client accounted for more than 10% of the Company's total net revenue in 1999.

CUSTOMERASSISTANCE.COM

    In December 1999, the Company formed a wholly-owned subsidiary, CustomerAssistance.com, which has entered the e-CRM marketplace with its e-Commerce customer relationship management platform: e.PAC(sm). Based on open industry standards, e.PAC(sm) is a multi-channel platform that enables users to integrate a suite of Internet-based interaction capabilities such as collaboration, form sharing, web chat and voice over IP with traditional customer care functions. CustomerAssistance.com will provide services for Fortune 1000 and "dot com" companies.

    The e.PAC(sm) platform allows the customer to select its preferred method of interaction such as online chat or e-mail, or request an immediate or scheduled call back from a service agent. To further assist customers, the e.PAC(sm) platform allows service agents to share forms, share browser control, provide split screen comparison functionality and even "push" web pages to a customer for their review. This real-time synchronization of customer and agent screens facilitates clear communication and enhances overall customer satisfaction. Additional features include automated e-mail response and an "agent meet me" capability, which allows customers to call an agent and ask him or her to meet them online.

TECHNOLOGY RESOURCES

    APAC Customer Services has successfully integrated call management and database marketing and management information systems within its Customer Interaction Centers. The technologies used by APAC Customer Services incorporate both "off the shelf" software components as well as APAC's own Advanced Technology Platform ("ATP") software. These technologies allow APAC to provide sales and service representatives with real-time access to customer and product information and allows the Company to design and implement application software for each client's program. ATP incorporates PC-based workstations, object-oriented software modules, relational database management systems, call tracking and workforce management systems, computer telephony integration and interactive voice response. The technologies used by APAC Customer Services enables sales and service representatives to focus on assisting the customer, rather than on technology, by providing all necessary customer information at call arrival. In addition, ATP also helps to decrease training time and increase call handling efficiencies.

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

    The UNIX-based computer system that the Company has developed utilizes a "hub and spoke" configuration to electronically link each Customer Interaction Center's systems to the Company's operational headquarters. This open architecture system provides APAC Customer Services with the flexibility to integrate its client server and mid-range systems with the variety of systems maintained by its clients. By integrating with its clients' systems, APAC Customer Services is able to receive calls and data directly from its clients' in-house systems, forward calls to its clients' in-house telephone representatives when appropriate, and report, on a real-time basis, the status and results of the Company's services. APAC's custom software is built on relational database technology that enables the Company to quickly design tailored software applications that enhance the efficiency of its call services, while providing flexible scripting and readily accessible screen navigation.

SALES AND MARKETING

    The Company seeks to differentiate itself from other providers of customer relationship management services by offering customized solutions that address the specialized needs of its clients. It focuses on certain targeted industries with the highest potential for outsourcing. The Company has developed a targeted approach to identifying new clients and additional needs of existing clients. Often, APAC Customer Services initially develops a pilot program for a new client to demonstrate the Company's abilities and effectiveness in telephone-based marketing and customer service. The Company's sales personnel also assist clients in identifying high potential customers and developing programs to reach those customers, communicate results of the program and assist clients in modifying programs for future use. The Company markets its services by expanding relationships with existing clients, responding to requests for proposals, pursuing client referrals, participating in trade shows and advertising in business publications. The Company believes its increasingly consultative approach will enhance its ability to successfully identify additional business opportunities and secure new business.

HUMAN RESOURCES

    The Company believes a key component of APAC's success is the quality of its employees. Therefore, the Company is continually refining its systematic approach to hiring, training and managing qualified personnel. APAC Customer Services generally locates Customer Interaction Centers primarily in small to mid-sized communities in an effort to lower its operating costs and attract a high quality, dedicated work force. The Company believes that by employing a significant number of full-time employees it is able to maintain a more stable work force and reduce the Company's recruiting and training expenditures. At each Customer Interaction Center, the Company utilizes a management structure designed to ensure that its sales and service representatives are properly supervised, managed and developed.

    The Company offers extensive classroom and on-the-job training programs for its people including instruction about the client's company and its product and service offerings as well as proper telephone-based sales or customer service techniques. Once hired, each new sales and service representative receives on-site training lasting from three to over twenty days. The amount of initial training each employee receives varies depending upon the nature of the services being offered for the client to which the representative will be assigned. In addition, the Company offers one and two week courses to its sales and service representatives who are preparing for the insurance agent license exam. The Company believes in developing and challenging all employees to grow personally and professionally.

    For employee recruitment and job tracking, the addition of the SMART System (SiMple Accurate Record Tracking) assists the Company in selecting people who can meet and exceed expectations. The SMART System is a comprehensive electronic process for applicant tracking and performance evaluation. The process begins with an applicant's search of a database to find available positions, review job information, and learn more about the Company. After a candidate completes a series of online templates and tests, a recruiter reviews qualifications and skills, sets appointments and tracks progress of the application.

    The Company had approximately 12,500 full and 5,300 part-time employees for a total of 17,800 employees on March 16, 2000. None of APAC's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

COMPETITION

    The industry in which the Company operates is very competitive and highly fragmented. APAC's competitors range in size from very small firms offering specialized applications or short term projects, to large independent firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's. The market includes non-captive customer acquisition and customer service operations as well as in-house telemarketing and customer service organizations throughout the United States. In-house telemarketing and customer service organizations comprise by far the largest segment of the industry. In addition, some of the Company's services also compete with other forms of direct marketing such as mail, television and radio. The Internet and other new technologies are creating new and competing forms of marketing and data collection, such as interactive television and targeted electronic mail and advertisements, which, if successful, may cause new competitors to enter the field and increase competition. The Company believes the principal competitive distinctions in the telephone-based marketing and customer service industry are reputation for quality, sales and marketing results, price, technological expertise, and the ability to promptly provide clients with customized solutions to their sales, marketing and customer service needs.

    GOVERNMENT REGULATION

    Telephone sales practices are regulated at both the Federal and state level. The Federal Communications Commission's (the "FCC") rules under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibits the use of certain automated sequential telephone-dialers and their ability to call certain numbers. In addition, the FCC's rules require the maintenance of a list of residential consumers who have stated that they do not want to receive telephone solicitations and avoidance of making calls to such consumers' telephone numbers.

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

    A number of states have enacted or are considering legislation to regulate telephone solicitations. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be cancelled within a certain period of time. At least one state also prohibits telemarketers from requiring credit card payment and several other states require that certain telemarketers obtain licenses and post bonds. From time to time, bills are introduced in Congress, which if enacted, would regulate the use of credit information. The Company cannot predict whether this legislation will be enacted and what effect, if any, it would have on the Company or its industry.

    The Company believes that it is in compliance with the TCPA and the FCC rules thereunder and with the FTC's rules under the TCFAPA. The Company trains its telephone sales representatives to comply with the FTC and FCC rules and state laws and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on APAC's "do-not-call" list. Subject to certain limitations, APAC Customer Services generally undertakes to indemnify its clients against claims and expenses resulting from any failure by APAC Customer Services to comply with federal and state laws regulating telephone solicitation practices.

    The industries served by the Company are also subject to varying degrees of government regulation. Generally, the Company relies on its clients and their advisors to develop the scripts to be used by APAC in making consumer solicitations. The Company generally requires its clients to indemnify APAC against claims and expenses arising in connection with a client's failure to provide purchased products or services to customers, any defect or deficiency in such products or services or any written or oral presentation furnished by the client to APAC Customer Services. The Company has never been held responsible for regulatory noncompliance by a client. APAC Customer Services employees who complete the sale of insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs, which are currently provided in-house by the Company.

ITEM 2. PROPERTIES

    The Company leases approximately 70,000 square feet of office space in Deerfield, Illinois. The term of this lease expires in July 2008. This space houses corporate headquarters, business unit management and the operations of CustomerAssistance.com. In addition, the Company has additional facilities in Deerfield, Illinois of approximately 16,000 square feet of office space. The term of this lease expires in April 2001. The Company also leases approximately 89,000 square feet of office space in Cedar Rapids, Iowa. This office space is located on all or part of seven floors which are owned and/or leased by the Company and is part of an office condominium. The Company also leases approximately 87,000 square feet of office space in Omaha, Nebraska and 6,000 square feet of office space in Atlanta, Georgia. The Omaha space was acquired with the purchase of ITI. The lease for the Omaha office space expires in August 2007. Approximately 58,000 square feet of this space has already been sublet and the Company intends to sublet the remainder in 2000.

    The Company also leases the facilities listed below, except for the Erlanger, Newport News, Fort Worth and High Point facilities which are not leased by the Company, but are managed, staffed and operated by the Company on behalf of facilities management clients. As of January 2, 2000, the Company operated the following Customer Interaction Centers and workstations:

                    CUSTOMER ACQUISITION INTERACTION CENTERS

                                                                DATE OPENED        NUMBER OF
LOCATION                                                        OR ACQUIRED     WORKSTATIONS(1)
--------                                                      ---------------   ---------------
Dubuque, Iowa...............................................  September, 1990           80
Clinton, Iowa...............................................  October, 1990             80
Burlington, Iowa............................................  October, 1991             80
Oskaloosa, Iowa.............................................  September, 1992           96
Waterloo, Iowa..............................................  February, 1993            96
Cedar Falls, Iowa...........................................  February, 1993            64
Ottumwa, Iowa...............................................  November, 1993           144
Decorah, Iowa...............................................  January, 1994             80
Marshalltown, Iowa (2)......................................  February, 1994            80
Fort Madison, Iowa..........................................  March, 1994               96
Keokuk, Iowa................................................  May, 1994                 80
Mason City, Iowa............................................  December, 1994            80
Knoxville, Iowa.............................................  March, 1995               80
Muscatine, Iowa.............................................  April, 1995               96
Spencer, Iowa...............................................  May, 1995                 64
Davenport, Iowa.............................................  February, 1996            96
Maquoketa, Iowa.............................................  February, 1996            80
Kewanee, Illinois...........................................  February, 1996            96
Quincy, Illinois............................................  February, 1996            96
Freeport, Illinois..........................................  March, 1996               96
Rock Falls, Illinois........................................  March, 1996               96
Waverly, Iowa...............................................  March, 1996               64
Jacksonville, Illinois......................................  April, 1996               96
Canton, Ohio................................................  May, 1996                 96
Lincoln, Illinois...........................................  May, 1996                 96
Pekin, Illinois.............................................  May, 1996                 88
Peoria, Illinois............................................  May, 1996                160
Galesburg, Illinois.........................................  June, 1996                96
Mt. Vernon, Illinois........................................  June, 1996                96
Alton, Illinois.............................................  December, 1996           152
Marion, Illinois............................................  December, 1996           192
Granite City, Illinois......................................  December, 1996            96
Freemont, Ohio..............................................  March, 1997               96
Aberdeen, South Dakota......................................  May, 1998                 88
Bellevue, Nebraska (2)......................................  May, 1998                120
Grand Island, Nebraska......................................  May, 1998                 88

                                                                DATE OPENED        NUMBER OF
LOCATION                                                        OR ACQUIRED     WORKSTATIONS(1)
--------                                                      ---------------   ---------------
Kearney, Nebraska (2).......................................  May, 1998                 88
Lawton, Oklahoma............................................  May, 1998                120
Newton, Kansas..............................................  May, 1998                 52
Pawnee, Oklahoma............................................  May, 1998                 96
Salina, Kansas..............................................  May, 1998                 96
St. Joseph, Missouri........................................  May, 1998                 96
Westminster, Oklahoma.......................................  May, 1998                120
                                                                                     -----
    Total Customer Acquisition..............................                         4,148
                                                                                     =====

                       CUSTOMER CARE INTERACTION CENTERS

                                                                                 NUMBER OF
                                                                DATE OPENED     WORKSTATIONS
LOCATION                                                        OR ACQUIRED         (1)
--------                                                      ---------------   ------------
Cedar Rapids, Iowa--3rd Avenue..............................  August, 1994           203
Cedar Rapids, Iowa--Park Place I............................  January, 1995          120
Cedar Rapids, Iowa--Park Place II...........................  November, 1995         162
Newport News, Virginia......................................  August, 1995           716
Fort Worth, Texas...........................................  October, 1995          683
High Point, North Carolina..................................  November, 1995         620
Waterloo, Iowa..............................................  October 1996           304
Corpus Christi, Texas.......................................  October, 1996          829
Columbia, South Carolina....................................  December, 1996         577
LaCrosse, Wisconsin.........................................  May, 1997              350
Oklahoma City, Oklahoma.....................................  May, 1998              386
Green Bay, Wisconsin........................................  May, 1998              427
Omaha, Nebraska.............................................  May, 1998              323
Davenport, Iowa.............................................  September, 1998        468
Utica, New York.............................................  December 1998          400
Erlanger, Kentucky..........................................  October, 1999          150
                                                                                   -----
    Total Customer Care.....................................                       6,718
                                                                                   =====

------------------------

(1) During fiscal 1999, the Company closed 19 Customer Acquisition Interaction Centers and ended Customer Acquisition activity at one blended center. Some of the workstations at these centers were relocated resulting in the net elimination of 1,843 workstations in the Customer Acquisition business. Also during fiscal 1999, the Company closed one Customer Care Interaction Center, opened an additional center, and changed the number of workstations at several others for a net decrease of 11 workstations in the Customer Care business. The leases of the Customer Interaction Centers have terms ranging from two to twelve years and typically contain renewal options and early termination buyouts. Customer Acquisition centers are generally leased for periods of two to three years while Customer Care centers are generally leased for periods of five to twelve years. The Company believes that its existing facilities are suitable and adequate for its current operations.

(2) During the first quarter of 2000 this facility was closed as part of the Company's continuing efforts to maximize utilization.

    The Company's profitability is influenced significantly by its Customer Interaction Center capacity utilization. The Company's Customer Acquisition operations tend to be utilized primarily in the early evening hours on weekdays and to a limited extent on weekends. The Company's Customer Care operations tend to be utilized primarily during normal business hours on weekdays and to a limited extent on weekends. In an attempt to improve profitability and maximize utilization the Company monitors its Customer Interaction Centers with the intention of achieving higher levels of fixed cost absorption. The Company carefully plans the development and opening of new Customer Interaction Centers to minimize the financial impact resulting from excess capacity. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, additional Customer Interaction Center capacity may be required in the future. In the fourth quarter of 1999, the Company opened its first CustomerAssistance.com Customer Interaction Center in Deerfield, Illinois which includes 60 workstations.

ITEM 3. LEGAL PROCEEDINGS

    The Company, certain of its officers and directors and the lead underwriters of certain public offerings of the Company's securities have been named as defendants in three purported class action lawsuits instituted by various persons who purchased the Company's Common Shares in such offerings. The suits were filed in federal district court for the Southern District of New York on December 11, 1997, December 19, 1997 and January 5, 1998, respectively. The lawsuits were consolidated in April 1998 into one lawsuit. The lawsuit alleges violations of the federal securities laws in connection with the Company's November 1996 Prospectus and other public statements which are alleged to have omitted certain disclosures with respect to the Company's agreement with a large parcel delivery client. The complaint as amended seeks, among other things, unspecified damages and an award of attorney's fees, costs and expenses. The Company filed a motion to dismiss the lawsuit on September 10, 1998. On or about November 15, 1999, the court denied the motion to dismiss. Discovery is proceeding in this action. The Company denies all allegations of wrongdoing and continues to believe that it has meritorious defenses.

    The Company is engaged in two arbitration proceedings with the former owner of Paragen Technologies, Inc. In the first proceeding, the former owner alleged that the Company breached representations and warranties made pursuant to the related merger agreement and claimed compensation totaling $24.9 million. APAC Customer Services will vigorously defend these claims. This arbitration is scheduled for April 2000. APAC Customer Services asserted certain counterclaims against the same former owner which are now the subject of a separate arbitration. The counterclaims allege that the former owner violated the non-compete and non-solicitation provisions of his employment agreement, as well as the provision that required him to devote his best efforts to Paragen Technologies on a full-time basis. The second arbitration is scheduled for June 2000. In January 2000, APAC Customer Services filed a lawsuit against the former owner of Paragen Technologies and another individual alleging among other things, breach of fiduciary duty and inducement of breach of fiduciary duty, tortious interference with business expectancy and with contractual relations, and trade secret violations. The lawsuit is in the initial stages, and no discovery has been taken.

    On January 5, 2000, APAC, Inc. filed suit against the Company in the U.S. District Court for the Northern District of Georgia (Atlanta Division) alleging that the Company's use of "APAC" in the Company's name infringes a trademark of APAC, Inc. The suit asserts violations of the federal Lanham Act and various Georgia state statues, as well as a breach by the Company of an agreement between APAC, Inc. and the Company. The Company has answered the complaint and intends to defend itself vigorously.

    Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

    Although the Company does not believe that these proceedings will result in a material adverse effect on its consolidated financial position, no assurance to that effect can be given.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

NAME                                     AGE                             POSITION
----                                   --------   ------------------------------------------------------
Theodore G. Schwartz.................     46      Chairman and Director
Peter M. Leger.......................     49      President, Chief Executive Officer and Director
Marc S. Simon........................     51      Executive Vice President, Customer Acquisition
                                                  and Director
Donald B. Berryman...................     42      Senior Vice President, Sales
John R. Bowden.......................     45      Senior Vice President, Customer Care [Client
                                                  Facilities Management]
John L. Gray.........................     42      Senior Vice President, Customer Assistance.com
Gary S. Holter.......................     45      Senior Vice President and Chief Financial Officer
Warren N. Rothman....................     54      Senior Vice President, Human Resources
Steven A. Shlensky...................     38      Senior Vice President, Strategic Planning and
                                                  Corporate Development
L. Clark Sisson......................     38      Senior Vice President, Customer Care
Linda R. Witte.......................     47      Senior Vice President, General Counsel and Secretary
Carlos E. Galarce....................     39      Vice President, Chief Information Officer

    Theodore G. Schwartz has served as the Company's Chairman since its formation in May 1973.

    Peter M. Leger joined the Company in October 1999 as President and Chief Operating Officer. In January 2000 Mr. Leger was appointed Chief Executive Officer. From October 1998 through September 1999 Mr. Leger was President and Chief Executive Officer of Credit Management Solutions, Inc. Prior to
October 1998 Mr. Leger served in various capacities with Automatic Data Processing, most recently as President of ADP Dealer Services Group.

    Mr. Simon joined the Company as Chief Financial Officer in June 1995 and was elected as a Director of the Company in August 1995. Prior to joining the Company, Mr. Simon was a partner practicing corporate and business law at the law firm of Neal, Gerber & Eisenberg and its predecessors in Chicago, Illinois for more than 20 years. Mr. Simon is a certified public accountant.

    Donald B. Berryman joined the Company as Vice President and General Manager-Service Solutions in March 1993 and became Senior Vice President-Service Solutions in October 1995. Mr Berryman became Senior Vice President, Sales in December 1998.

    John R. Bowden joined the Company as Senior Vice President, Customer Care [Client Facilities Management] in October 1999. From January 1996 to May 1999 Mr. Bowden was Vice President--Consumer Sales and Customer Service for Ameritech, Inc. Prior to January 1996 he held the office of Vice President for LCI, Inc. and MCI Communications, Inc.

    John L. Gray joined the Company as Senior Vice President, Customer Assistance.com in January 2000. From October 1995 to January 2000, Mr. Gray held the positions of Senior Vice President, Marketing and E-Commerce, Senior Vice President, Global R & D and Marketing and Vice President, Marketing and Product Management, respectively, for Automatic Data Processing, Inc. Prior to
October 1995 Mr. Gray was Vice President, Retail Product Marketing & Management for AT & T Global Solutions.

    Gary S. Holter joined the Company as Senior Vice President and Chief Financial Officer in August 1999. From January 1997 to February 1999 Mr. Holter was Chief Financial Officer of GeoLogistics Corporation. From February 1995 through December 1996 Mr. Holter was Executive Vice President and Chief Financial Officer of The Bekins Company, a wholly owned subsidiary of GeoLogistics Corporation. Prior to February 1995 Mr. Holter served as Executive Vice President and Chief Operating Officer of Knapp Shoes, Inc. Mr. Holter is a certified public accountant.

    Warren N. Rothman joined the company as Senior Vice President of Human Resources in July 1999. From September 1996 through November 1998 Mr. Rothman was Vice President of Human Resources for Ameritech: Consumer Services (residential) Division. Prior to September 1996 Mr. Rothman served in Human Resources for Federated Department Stores.

    Steven A. Shlensky joined the Company in November 1999 as Senior Vice President, Strategic Planning and Corporate Development. From March 1996 through October 1999 Mr. Shlensky served as Managing Director of TCS Group, L.L.C., the private investment office of Theodore G. Schwartz. Prior to March 1996
Mr. Shlensky was a Senior Tax Manager for Arthur Andersen, LLP.

    L. Clark Sisson joined the Company as Senior Vice President-Operations in October 1998. Prior to joining the Company, Mr. Sisson served as the Vice President-Inbound of ITI Marketing Services, Inc. from November 1993 to September 1998. Mr. Sisson became Senior Vice President, Customer Care in December 1999.

    Linda R. Witte joined the Company as Vice President, General Counsel and Secretary in June 1999 and was promoted to Senior Vice President in March 2000. From July 1997 to May 1999 Ms. Witte was Senior Vice President, General Counsel and Secretary of Beloit Corporation, an 80% owned subsidiary of Harnischfeger Industries, Inc. Prior to that Ms. Witte was Vice President and General Counsel of Wheelabrator Water Technologies, Inc. a division of Waste Management, Inc. Before joining Waste Management, Ms. Witte was a partner in Jenner & Block, a national law firm headquartered in Chicago, IL.

    Carlos E. Galarce joined the Company as Vice President and Chief Information Officer in November 1999. From October 1997 through October 1999 Mr. Galarce was Director- Information Technology for Sears, Roebuck, and Co. Home Services Division. From October 1995 through September 1997 Mr. Galarce was Division Vice President for Automatic Data Processing, Dealer Service Division. Prior to October 1995 Mr. Galarce was Director of Development--Auburn Hills Region, Automatic Data Processing.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHARE OWNER MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "APAC." The following table sets forth for the periods indicated the high and low sale prices of the Common Shares as reported on the Nasdaq National Market during such period.

                                                                HIGH       LOW
                                                              --------   --------
Fiscal 1998:
  First Quarter.............................................   $16.00     $11.94
  Second Quarter............................................   $13.06     $ 5.88
  Third Quarter.............................................   $ 6.19     $ 3.13
  Fourth Quarter............................................   $ 8.31     $ 3.03

Fiscal 1999:
  First Quarter.............................................   $ 4.84     $ 2.53
  Second Quarter............................................   $ 4.00     $ 2.66
  Third Quarter.............................................   $ 4.63     $ 2.19
  Fourth Quarter............................................   $14.06     $ 3.63

    As of March 16, 2000 there were 272 holders of record of the Common Shares. The Company did not pay any dividends on its Common Shares in fiscal years 1999 or 1998. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Credit Facility restricts the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors the Board of Directors considers appropriate.

ITEM 6. SELECTED FINANCIAL DATA

                          APAC CUSTOMER SERVICES, INC.
                            SELECTED FINANCIAL DATA

                                                               FOR THE FISCAL YEARS ENDED (1)
                                             ------------------------------------------------------------------
                                                                            DECEMBER     DECEMBER     DECEMBER
                                              JANUARY 2,     JANUARY 3,       28,          29,          31,
                                                 2000           1999        1997 (2)       1996         1995
                                             ------------   ------------   ----------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED STATISTICAL DATA)
OPERATING DATA:
  Customer Acquisition division............    $162,702       $199,523      $182,874     $141,860      $72,692
  Customer Care division...................     264,943        225,505       167,659      134,583       28,975
                                               --------       --------      --------     --------      -------
    Total net revenue......................     427,645        425,028       350,533      276,443      101,667
  Cost of services (9).....................     347,005        353,979       268,177      193,967       71,982
  Selling, general and administrative
    expenses...............................      50,445         56,230        45,810       33,397       16,398
  Asset impairment charges (2).............          --         71,172         3,238           --           --
  Restructuring charges (3)................       7,600          9,000            --           --           --
                                               --------       --------      --------     --------      -------
    Operating income (loss)................      22,595        (65,353)       33,308       49,079       13,287
  Interest expense, net....................      13,365          8,139         1,499           29          804
  Income taxes (benefit)...................       3,580         (5,200)       12,100       18,500        4,330
                                               --------       --------      --------     --------      -------
  Income (loss) from continuing
    operations.............................       5,650        (68,292)       19,709       30,550        8,153
  Loss from discontinued operations (4)....          --        (11,028)      (18,726)          --           --
  Cumulative effect of accounting change
    (5)....................................          --             --        (2,200)          --           --
                                               --------       --------      --------     --------      -------
  Net income (loss) (6)....................    $  5,650       $(79,320)     $ (1,217)    $ 30,550      $ 8,153
                                               ========       ========      ========     ========      =======
  Pro forma income (unaudited):
Net income as reported.....................                                                            $ 8,153
    Pro forma adjustment for income
      taxes (6)............................                                                                670
                                                                                                       -------
    Pro forma net income...................                                                            $ 7,483
                                                                                                       =======
  Net income (loss) per share (pro forma
    for fiscal 1995):
  Basic:
    Continuing operations..................    $   0.12       $  (1.40)     $   0.36     $   0.66      $  0.19
    Discontinued operations................          --          (0.23)        (0.39)          --           --
                                               --------       --------      --------     --------      -------
    Net Income (loss)......................    $   0.12       $  (1.63)     $  (0.03)    $   0.66      $  0.19
                                               ========       ========      ========     ========      =======
  Diluted:
    Continuing operations..................    $   0.12       $  (1.40)     $   0.36     $   0.64      $  0.18
    Discontinued operations................          --          (0.23)        (0.39)          --           --
                                               --------       --------      --------     --------      -------
    Net Income (loss)......................    $   0.12       $  (1.63)     $  (0.03)    $   0.64      $  0.18
                                               ========       ========      ========     ========      =======
  Weighted average shares outstanding:
    Basic:.................................      47,341         48,609        47,453       46,350       40,425
    Diluted................................      47,822         48,609        48,505       47,935       41,624

                                                               FOR THE FISCAL YEARS ENDED (1)
                                             ------------------------------------------------------------------
                                                                            DECEMBER     DECEMBER     DECEMBER
                                              JANUARY 2,     JANUARY 3,       28,          29,          31,
                                                 2000           1999        1997 (2)       1996         1995
                                             ------------   ------------   ----------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED STATISTICAL DATA)
STATISTICAL DATA:
  Number of Customer Interaction Centers
    (7):
    Customer Acquisition division..........          43             62            56           48           26
    Customer Care division.................          16             15            12           14            7
  Number of workstations (7):
    Customer Acquisition division..........       4,148          5,991         5,584        4,592        2,128
    Customer Care division.................       6,718          6,729         5,186        3,858        2,082
  Net revenue per workstation (8):
    Customer Acquisition division..........    $ 32,404       $ 36,178      $ 33,666     $ 36,005      $39,442
    Customer Care division.................    $ 40,685       $ 39,035      $ 33,075     $ 38,158      $29,871
BALANCE SHEET DATA:
    Cash and short-term investments........    $ 18,876       $  3,543      $     17     $    141      $30,186
    Net assets of discontinued operations
      (4)..................................      10,028          7,096        15,318           --           --
    Working capital........................      51,957         17,748        34,090       13,354       33,045
    Capital expenditures...................       7,789         17,076        43,742       64,417       16,626
    Total assets...........................     236,480        267,502       185,831      141,381       74,332
    Long-term debt, less current
      maturities...........................     115,987        132,427         1,863        1,325        1,474
    Share owners' equity...................      48,622         41,824       124,783       88,206       52,707

------------------------

NOTES (000's):

(1) The Company operates on a 52-/53-week fiscal year that ends on the Sunday closest to December 31. Fiscal 1998, which ended January 3,1999, is the only period presented that consists of 53 weeks.

(2) The asset impairment charges in 1998 consist of $69,700 for the write-down of long-lived assets acquired with the purchase of ITI Holdings, Inc. ("ITI") in May 1998, and $1,472 of capitalized software abandoned by the Company during the year. The asset impairment charge in 1997 consists of a provision for software impairment of $3,238 recorded as a result of plans to replace software platforms used by the Company.

(3) The restructuring charges in fiscal 1999 related to a program to close 24 Customer Interaction Centers and to reduce the supporting salaried workforce. The restructuring charges in fiscal 1998 relate to a similar program to close Customer Interaction Centers, reconfigure certain administrative support facilities and reduce the salaried workforce.

(4) In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. (representing substantially all of the assets of Paragren) and received $17 million in cash proceeds. In addition, the Company may receive up to an additional
    $3 million in proceeds subject to the terms of escrow and earn-out agreements. After selling expenses and other costs, $11 million of the proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets. Accordingly, Paragren is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. For fiscal year 1999, Paragren's net loss from discontinued operations of $5,500 was partially offset by the provision for anticipated losses established in fiscal 1998. In fiscal 1998, the reported loss from discontinued operations includes an estimated loss on disposal of $8,400, net of income tax benefit of $1,100. In fiscal 1997, the reported loss from discontinued operations includes a special charge of $19,800 to write-off in-process research and development acquired in connection with the purchase of Paragren in August 1997.

(5) Cumulative effect of accounting change in 1997 reflects the adoption of EITF Bulletin No. 97-13 which requires that business process reengineering costs be expensed as incurred. Approximately $2,200 of previously capitalized and unamortized reengineering costs at November 20, 1997, have been expensed as the cumulative effect of the accounting change, net of income tax benefit of $1,349.

(6) 1995 net income and net income per share are presented on a pro forma basis because prior to the initial public offering on October 16, 1995, the Company was an S Corporation. As an S Corporation, the Company was not subject to Federal and certain state corporate income taxes. 1995 net income, as shown, consists of net income of $8,153, as originally reported, and a pro forma adjustment of $670 for income taxes as if the Company were subject to corporate income taxes. 1995 net income per share, as shown, is based on the pro forma net income of $7,483.

(7) The number of Customer Interaction Centers, which includes one shared center, and workstations represent centers and workstations in service as of the end of each fiscal year.

(8) Net revenue per workstation was based on the weighted average number of workstations in service for each of the fiscal years presented. The Customer Care division's net revenue per workstation, exclusive of revenue earned from client-owned workstations managed for the Company's clients, was as follows: $ 45,023, 1999; $50,458, 1998; $32,261, 1997; $35,215, 1996; and
    $35,220, 1995. The Company's net revenue from the management of client-owned workstations is less than net revenue from the management of Company-owned workstations because the Company does not have an investment in facilities and technology required to provide the teleservices.

(9) Cost of Services includes the reversal of nonrecurring telephone charges originally recorded during fiscal 1998. The Company reversed $4.9 million in 1999 of accrued telephone charges originally recorded in the fourth quarter of 1998. This reversal resulted from the Company negotiating favorable dispositions of costs associated with certain guaranteed minimum usage telecommunications contracts during the second and third quarters of fiscal 1999. Excluding both the charge in 1998 and the reversal in 1999, cost of services was $351.9 million in 1999 compared to $349.1 million in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

                            DESCRIPTION OF BUSINESS

    The Company provides multi-channel customer relationship management ("CRM") solutions for corporate clients operating in the parcel delivery, financial services, insurance, retail, health care and pharmaceuticals, and telecommunications industries throughout the United States. The Customer Acquisition business unit, formerly known as Sales Solutions, provides customer lead generation, acquisition and retention through outbound sales support to consumers and businesses, market research and targeted marketing plan development. The Customer Care business unit, formerly known as Service Solutions, provides inbound customer service, direct mail response, integrated voice response, "help" line support and customer order processing through its own customer interaction centers as well as through facilities managed by the Company but owned/operated by its clients. In December 1999, the Company formed a wholly-owned subsidiary, CustomerAssistance.com which will provide electronic CRM ("e-CRM") products and services including e.PAC(SM), a multi-channel platform that supports a broad range of integrated, e-commerce-based interaction capabilities. In August 1997, the Company expanded its service offerings through the acquisition of Paragren Technologies, Inc. which specializes in software-based consumer marketing products that help its clients analyze market, customer and sales data on a real-time basis. In December 1998, the Company's management approved a plan to sell Paragren's software development business. The Company did not believe that additional investment in the software development business was consistent with its long-term strategic goals and objectives. Accordingly, Paragren was reported as a discontinued operation, and the consolidated financial statements for fiscal years 1998 and 1997 have been reclassified to segregate the operating results and net assets of the business. The sale of Paragren's software business was completed in January 2000. As of January 2, 2000, the Company operated and managed approximately 11,000 workstations in 58 customer interaction centers.

                              SIGNIFICANT CLIENTS

    The nature of the industry is such that the Company is dependent on several large clients for a significant portion of its annual net revenue. The Company had one client, a parcel delivery client, which individually accounted for more than 10% of the Company's consolidated net revenues. This client accounted for 14.5% of the Company's consolidated net revenues and 23.4% of the Company's Customer Care net revenues in fiscal 1999, compared to 16.1% and 30.4% respectively, in fiscal 1998.

    The Company's contract with its large parcel delivery customer is a facilities management contract. The cost characteristics and capital requirements of the Company's fully outsourced programs differ significantly from the cost characteristics and capital requirements of its facilities management programs. Under this facilities management programs, the Customer Interaction Centers where the work is performed are owned by the client, but are staffed and managed by the Company. Accordingly, facilities management programs have higher costs of services as a percentage of net revenue and lower selling, general and administrative expenses as a percentage of net revenue compared to fully outsourced programs.

    As a result of the facilities management programs, the Company expects that its overall gross margin will continue to fluctuate as net revenue attributable to fully outsourced programs vary in proportion to net revenue attributable to the facilities management programs. Based on the foregoing, management believes that the Company's operating margin, which is income from operations, excluding unusual charges, expressed as a percentage of net revenue is a better measure of "profitability" on a period-to-period basis than gross margin. Operating margin may be less subject to fluctuation as the proportion of the Company's business portfolio attributable to fully outsourced programs versus facilities management program changes.

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

RESULTS OF OPERATIONS

    The following tables set forth statement of operations data as a percent of net revenue from services performed by the Company for the fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997, fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

                                                                1999       1998       1997
                                                              --------   --------   --------
Net revenue:
  Customer Acquisition division.............................    38.0%       46.9%     52.2%
  Customer Care division....................................    62.0        53.1      47.8
                                                               -----      ------     -----
    Total net revenue.......................................   100.0       100.0     100.0
Operating expenses:
  Cost of services..........................................    81.1        83.3      76.5
  Selling, general and administrative expenses..............    11.8        13.2      13.1
  Asset impairment charges..................................      --        16.8       0.9
  Restructuring charges.....................................     1.8         2.1        --
                                                               -----      ------     -----
    Total operating expenses................................    94.7       115.4      90.5
                                                               -----      ------     -----
Operating income (loss).....................................     5.3       (15.4)      9.5
Interest expense, net.......................................     3.2         1.9       0.4
                                                               -----      ------     -----
Income (loss) from continuing operations before income taxes and cumulative effect of accounting charge of accounting
  change....................................................     2.1       (17.3)      9.1
Provision (benefit) for income taxes........................     0.8        (1.2)      3.5
                                                               -----      ------     -----
Income (loss) from continuing operations before cumulative
  effect of accounting change...............................     1.3       (16.1)      5.6
Discontinued operations, less income tax benefit............      --        (2.6)     (5.3)
Cumulative effect of accounting change, less income tax
  benefit...................................................      --          --      (0.6)
                                                               -----      ------     -----
Net income (loss)...........................................     1.3%      (18.7%)    (0.3%)
                                                               =====      ======     =====

FISCAL 1999 COMPARED TO FISCAL 1998

    Net revenue increased to $427.6 million in fiscal 1999 from $425.0 million in fiscal 1998, an increase of $2.6 million. Customer Care net revenue increased by $39.4 million or 17.5% over fiscal 1998 levels. The increase in Customer Care net revenue was due primarily to growth in call volumes with existing clients and the full year inclusion of the results of ITI. Customer Acquisition net revenue decreased by $36.8 million or 18.5% below fiscal 1998 levels. This decrease in Customer Acquisition net revenue was primarily due to the consolidation of certain large clients and the loss of other clients previously associated with ITI Marketing Services, Inc. substantially reducing outbound telemarketing call volumes available to the Company. The decrease also reflects the Company's current strategy to balance call center capacity with demand for customer acquisition services.

    Cost of Services decreased $7.0 million, or 2.0% to $347.0 million from $354.0 Million in fiscal 1998. The decrease in the cost of services includes the reversal of nonrecurring telephone charges originally recorded during fiscal 1998. The Company reversed $4.9 million in 1999 of accrued telephone charges recorded in the fourth quarter of 1998. This reversal resulted from the Company negotiating favorable dispositions of costs associated with certain guaranteed minimum usage telecommunications contracts during the second and third quarters of fiscal 1999. Excluding both the charge in 1998 and the reversal in 1999, cost of services was virtually unchanged at 82.3% in 1999 compared to 82.1% in 1998.

    Selling, general and administrative expenses decreased to $50.4 million in fiscal 1999 from $56.2 million in fiscal 1998, a decrease of $5.8 million or 10.3%. As a percent of net revenue, selling, general and administrative expenses decreased to 11.8% in fiscal 1999 from 13.2% in fiscal 1998. This decrease was primarily due to reductions in workforce and related expense savings achieved through restructuring initiatives and the consolidation of the administrative functions of ITI.

    During fiscal years 1999 and 1998, the Company recorded restructuring charges of $7.6 million and $9.0 million, respectively, in connection with the consolidation of the Customer Acquisition business unit, closure of certain customer interaction centers and reductions in the salaried workforce. During fiscal 1999, the Company closed 19 customer interaction centers containing approximately 1,843 seats. In fiscal 1998, the Company also adjusted the carrying value of the Customer Acquisition business unit's long-lived assets to their fair value. This adjustment resulted in a non-cash impairment charge of $69.7 million to write-off goodwill and intangible assets acquired with the acquisition of ITI. Additionally, the Company recorded a non-cash impairment charge of $1.5 million on certain capitalized software abandoned during 1998.

    The Company generated operating income of $22.6 million for fiscal 1999. Excluding the restructuring charges, operating income for fiscal 1999 was $30.2 million compared to $14.8 million (before restructuring and asset impairment charges) for fiscal 1998. For the Customer Care business unit, operating income for fiscal 1999 was $25.5 million, or 9.6% of net revenue, compared to operating income (before restructuring and asset impairment charges) of $15.8 million, or 7.0% of net revenue, for the same period in fiscal 1998. Customer Care operating income increased $9.7 million (before restructuring and asset impairment charges), principally due to increased net revenue and a more profitable client mix. The Customer Acquisition business unit generated operating income of $4.6 million prior to restructuring charges of $7.6 million in fiscal 1999, compared to an operating loss of $1.0 million before restructuring and asset impairment charges, for the same period in fiscal 1998. The operating performance of the Customer Acquisition business unit in fiscal 1999 was affected by decreased net revenue, the cost of underutilized customer interaction center capacity and higher direct wages, partially offset by the reversal in fiscal 1999 of $4.9 million in accrued telephone charges recorded in the fourth quarter of fiscal 1998. While the full year performance for Customer Acquisition was down compared to 1998, operating performance in the 3(rd) and 4(th) quarters of fiscal 1999 were significantly improved over the comparable periods in fiscal 1998. Improved operating performance coupled with reduced workstation capacity contributed to the improved financial performance.

    Net interest expense for fiscal 1999 increased by $5.2 million compared to the same period in fiscal 1998. This increase reflects a full year of interest and related debt costs in fiscal 1999 on the $150.0 million term loan used to finance the purchase of ITI. While full year fiscal 1999 net interest expense is up significantly compared to fiscal 1998, the quarterly trend is decreasing as total debt levels are being reduced and positive results from the Company's working capital management efforts have contributed to increased cash balances and lower net interest expense.

    The change in the Company's effective income tax rate to 38.8% in fiscal 1999 from (7.1)% in fiscal 1998 was primarily due to the effect of the write off of non-deductible goodwill and asset impairment charges in 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

    Net revenue increased 21.3% in fiscal 1998 to $425.0 million, up
$74.5 million from fiscal 1997. The increase was due to the inclusion of the results of ITI since the date of acquisition of May 20, 1998. The Company's Customer Acquisition business unit net revenue increased by $16.6 or 9.1% during fiscal 1998 as a result of the inclusion of revenue from ITI. Exclusive of ITI revenue, the Company's Customer Acquisition net revenue declined $23.4 million or 12.8% due to consolidation in the financial services industry and reductions in the use of telemarketing services for customer acquisition and retention by the telecommunications industry. The Company's Customer Care business unit net revenue increased by $57.9 million or 34.5% during fiscal 1998 due in part to the inclusion of ITI revenue and service initiated for a new telecommunications client. The growth in the Company's Customer Care net revenue during fiscal 1998 was partially offset by a 25% reduction in revenue from the Company's large parcel delivery client largely as a result of improved operating efficiencies in the management of client-owned call centers.

    Cost of services as a percent of net revenue increased to 83.3% in fiscal 1998 from 76.5% in fiscal 1997. This increase reflects the reduction in profit margins due to lower selling prices and underutilized capacity resulting from reductions in expected call volumes in the Customer Acquisition business unit, and higher direct wages and benefits in both business units. Customer Acquisition average selling prices in 1998 declined as compared to 1997 due to client mix and industry pricing pressures. The increase in cost of services as a percent of net revenue also reflects the recognition of $7.1 million in future telecommunications costs guaranteed under two minimum usage contracts.

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

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews long-lived assets to be held and used to assess recoverability from operations using undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets' carrying value. As a result of ITI clients who provided 65% of ITI's Customer Acquisition net revenue either ceasing to do business or substantially reducing the level of business they did with the Company, principally in the fourth quarter of 1998, estimated future undiscounted cash flows from ITI's Customer Acquisition business were less than the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying value of the Customer Acquisition business units' long-lived assets to their fair value resulting in a non-cash impairment loss of $69.7 million in the fourth quarter of 1998. The Company also recorded a non-cash impairment loss of $1.5 million on certain capitalized software abandoned during the year.

    In June 1998, the Company adopted a restructuring plan and recorded a $9.0 million charge. The impact of the restructuring charge in the second quarter amounted to $5.6 million or $0.11 per share, net of income tax benefit. The restructuring charge provided for the estimated costs to close Customer Interaction Centers, reconfigure certain administrative support facilities and reduce the workforce by approximately 80 salaried employees.

    The Company incurred an operating loss of $65.4 million in fiscal 1998 compared to operating income of $33.3 million in fiscal 1997. Excluding the nonrecurring charges associated with the ITI business and the Company's restructuring charge discussed above, operating income was $24.4 million or 5.7% of net revenue in 1998 compared to $36.5 million or 10.4% of net revenue in 1997. For the Customer Acquisition business unit, operating income excluding the nonrecurring charges was $8.6 million or 4.3% of net revenue in fiscal 1998 compared to $25.7 million or 14.1% of net revenue in fiscal 1997. The deterioration in operating performance was primarily due to lower selling prices, higher wages and benefits, and the cost of underutilized capacity resulting from reductions in expected call volumes. The Customer Care business unit's operating income prior to nonrecurring charges was $15.8 million or 7.0% of net revenue in fiscal 1998 compared to $10.8 million or 6.4% of net revenue in fiscal 1997. The change in operating performance was due to increased revenue offset by higher wages and benefits and amortization of goodwill and other intangibles acquired in connection with the purchase of ITI.

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

                         NEW ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARD NUMBER 133, ACCOUNTING FOR DERIVATIVE AND HEDGING ACTIVITIES

    This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal years beginning after June 15, 2000. Management believes that the impact SFAS 133 will not significantly affect its financial reporting.

                        LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth consolidated statements of cash flow data for the Company for years ended January 2, 2000, January 3, 1999, and December 28, 1997, respectively.

                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN MILLIONS)
Net cash provided by operating activities...........   $ 47.5    $  46.2     $ 31.2
Net cash used by investing activities...............     (8.0)    (166.6)     (44.3)
Net cash provided (used) by financing activities....    (24.2)     123.9       13.0
                                                       ------    -------     ------
Net increase (decrease) in cash.....................     15.3        3.5       (0.1)
                                                       ======    =======     ======

    Cash provided by operations during fiscal 1999 totaled $47.5 million, an increase of $1.3 million from fiscal 1998. This increase was principally due to improved operating results, offset by the use of cash to fund certain acquisition-related liabilities as well as funding costs related to closing facilities, terminating unfavorable contracts and reducing the workforce. The Company spent $7.8 million and $17.1 million during fiscal 1999 and 1998, respectively, for capital expenditures, primarily to construct additional call center capacity for Customer Care clients and to upgrade equipment in existing centers. These capital expenditures were funded with cash provided by operations. In conjunction with the move to the new headquarters facility in Deerfield, the Company has committed to spend approximately $5 million for furniture, renovations and technology equipment.

    In connection with the acquisition of ITI in May 1998, the Company provided acquisition-related reserves of $21.2 million to close facilities, terminate unfavorable contacts, and reduce the salaried workforce. Of this reserve
$11.9 million has been utilized or paid through January 2, 2000 and $6.1 million has been taken as a reduction in goodwill. During fiscal years 1999 and 1998, the Company recorded restructuring charges of $7.6 million and $9.0 million, respectively, in connection with the consolidation of Customer Acquisition call centers and reductions in the salaried workforce. The Company utilized these restructuring reserves aggregating $9.1 million and $5.3 million, in 1999 and 1998, respectively. Reserve utilization for employee severance, lease termination costs and telecommunications contract penalties were $3.0 million and $2.8 million, respectively in 1999 and 1998. In addition the Company wrote off $6.1 million in 1999 and $2.5 million in 1998 of leasehold improvements and equipment.

    At January 3, 1999, the Company had received $11.1 million in nonrecurring customer deposits of which $9.6 million were offset against invoices for services rendered during fiscal 1999. In the second quarter of fiscal 1999, the Company received $5.0 million in refunds from the Internal Revenue Service for overpayment of estimated taxes during fiscal 1998.

    At January 2, 2000, the Company had a $75.0 million revolving credit facility (the "Revolving Facility") available for general working capital purposes and capital expenditures. On January 20, 2000, as described in Note 9 to the financial statements, the Company amended the Credit Facility, reducing the Revolving Facility to $50.0 million. Availability of $10.0 million of the $50.0 million total is restricted subject to the attainment of trailing four quarter EBITDA of at least $60.0 million. As of January 2, 2000, there were no borrowings outstanding under the Revolving Facility. The Company made
$14.0 million of scheduled repayments on its term loan during fiscal 1999, resulting in an outstanding balance at January 2, 2000, of $130.0 million. An additional $16.0 million in principal payments will be made in fiscal 2000. In addition, in January 2000, the Company prepaid $11 million on the term loan in conjunction with the sale of Paragren Technologies.

    The Company expects that cash from future operations and available borrowings under the Revolving Facility will be sufficient to meet normal operating needs as well as fund any planned capital expenditures during fiscal year 2000.

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

YEAR 2000 COMPLIANCE

    The Year 2000 issue, common to most companies, concerned the inability of information and non-information systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. In 1998, the Company's Senior Information Technology Management under the direction of the Audit Committee of the Board of Directors completed a company-wide evaluation of the impact of a potential Year 2000 problem on its computer systems, applications and other date-sensitive equipment. Equipment and systems that were not Year 2000 compliant were identified and corrected through equipment replacement, remediation of code in software programs, or migration to a Year 2000 compliant platform. Total costs required to correct Year 2000 issues were approximately $ 2.4 million and principally consisted of equipment upgrades and software code remediation. The Company did not, nor does it believe it will experience any significant effects as a result of the Year 2000 issue.

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-K may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to timing of clients' initiation and termination of large programs; changes in competitive conditions affecting the Company's industry; the ability of the Company's clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company's automated system and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer relationship management solutions and in-house customer relationship operations.

    In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the following risks and uncertainties:

RELIANCE ON MAJOR CLIENTS

    Because a substantial portion of the Company's revenue is generated from relatively few clients, the loss of a significant client or clients could have a materially adverse effect on the Company. The Company had clients which individually accounted for more than 10% of the Company's net revenue for fiscal years 1999, 1998, and 1997. The Company's ten and four largest clients collectively accounted for 61.7% and 39.3%, respectively, of the Company's net revenue in fiscal 1999. The Company's largest client in fiscal 1999 was a large parcel delivery client, which accounted for 14.5% of the Company's net revenue in fiscal 1999. The Company's second largest client in fiscal 1999 was a major telecommunications client, which accounted for 10.1% of the Company's net revenue during that period. The Company's third largest client in fiscal 1999 was a financial services subsidiary of a national retailer, which accounted for 8.2% of the Company's net revenue during the period. In fiscal 1998, two clients accounted for 16.1% and 13.5% of the Company's net revenue and in fiscal 1997, two clients accounted for 25.7% and 17.1% of the Company's net revenue, respectively. Many of the Company's clients are concentrated in the business and consumer products, parcel delivery, financial services, insurance, retail, health care and pharmaceuticals, and telecommunications industries. A significant downturn in any of these industries or a trend in any of these industries not to use, or to reduce their use of, telephone-based sales, marketing or customer management solutions could have a materially adverse effect on the Company's business. The Company generally operates under contracts, which may be terminated on short notice, most of which do not have minimum volume requirements. Additionally, the Company's contracts do not typically ensure that it will generate a minimum level of revenues or generate a minimum level of volume, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program.

    The Company's contract with its parcel delivery client was extended for three years, beginning September 20, 1999, after which the Agreement is subject to automatic one year renewals. Pursuant to the Amendment, however, the client has the right to terminate any of the services contemplated by the Agreement or the entire Agreement upon prior notice to the Company. In the event of termination, the affected services would be phased out over a period of not less than nine months from the notice of termination. The client agreed to use its best efforts not to reduce revenue for the terminated services under the Agreement by more than one third per quarter during the ramp down period. The contract is a facilities management contract. Under this facilities management program, the Customer Interaction Centers where the work is performed are owned by the client, but are staffed and managed by the Company.

    There can be no assurance that the Company will be able to retain any of its largest clients, that such clients will not terminate their contracts before their scheduled expiration date or that the volumes of its most profitable or largest programs will not be reduced, or that the Company would be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits. Consequently, the loss of one or more of its significant clients could have a materially adverse effect on the Company's business, results of operations and financial condition.

FACTORS AFFECTING ABILITY TO MANAGE AND SUSTAIN GROWTH

    The Company has experienced rapid growth over the past several years. Future growth will depend on a number of factors, including the effective and timely initiation and development of client relationships, opening of new Customer Interaction Centers, and recruitment, motivation and retention of qualified personnel. Sustaining growth will also require the implementation of enhanced operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth.

COMPETITIVE AND FRAGMENTED INDUSTRY; POTENTIAL FUTURE COMPETING TECHNOLOGIES AND TRENDS

    The industry in which the Company competes is extremely competitive and highly fragmented. The Company's competitors range in size from very small firms offering special applications or short term projects to large independent firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's. Some of the Company's services also compete with direct mail, television, radio and other advertising media, including the internet. There can be no assurance that, as the Company's industry continues to evolve, additional competitors with greater resources than the Company will not enter the industry (or particular segments of the industry) or that the Company's clients will not choose to conduct more of their telephone-based sales, marketing or customer service activities internally.

    Because the Company's primary competitors are the in-house operations of existing or potential clients, the Company's performance and growth could be adversely affected if its existing or potential clients decide to provide in-house customer care services that are currently outsourced or to retain or increase their in-house customer service and product support capabilities.

    The development of new forms of direct sales and marketing techniques, such as interactive home shopping through television, computer networks and other media, could have an adverse effect on the demand for the Company's Customer Acquisition services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems and increased use of the Internet, could reduce the demand for certain of the Company's Customer Care offerings. Moreover, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this direct marketing tool as well as technologies and service devices to screen calls from marketers. Although the Company attempts to monitor industry trends and respond accordingly, there can be no assurance that the Company will be able to anticipate and successfully respond to all such trends in a timely manner.

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

INABILITY TO EFFECTIVELY IMPLEMENT AND EXPAND OUR INTERNET PRODUCTS AND
SERVICES.

    An important part of the Company's growth strategy includes providing a full suite of electronic customer relationship management products and services over the Internet through CustomerAssistance.com. The effective implementation and growth of our Internet based products and services is dependant on the anticipated growth in and industry trends towards outsourcing and co-sourcing of Internet based marketing and customer service operations and a variety of other external and internal factors.

    The Internet based information and services market is new and rapidly evolving. Our Internet strategy would be materially adversely affected if Internet usage does not continue to grow or grows slowly. Internet usage may be inhibited for a number of reasons, such as inadequate network infrastructure, system failures, delays or other difficulties, security and privacy concerns, and the unavailability of cost-effective, high-speed access to the Internet.

    The Company's ability to provide reliable, high quality Internet products and services is dependent on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, power outages, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software, or hardware, whether internal or external to the Company, that causes an interruption in our service or a decrease in responsiveness of our Internet site could result in reduced traffic, reduced revenue and harm to our reputation, brand and relationship with our clients.

    The success of the Company's Internet products and services is dependant on the timely development, integration and continued enhancement of our Internet products and services including: the effective and timely marketing to, and level of acceptance and increased utilization by, existing and new clients of the Company; the accurate estimation by the Company of the level of need and demand for customer support and service through the use of the Internet; the ability of the Company to hire, train and retain qualified technology and other personnel in connection with its development, implementation and/or enhancement efforts and the operation of CustomerAssistance.com; the compatibility of CustomerAssitance.com and other Internet products and services with existing systems of the Company's clients and the extent of the technical problems arising with respect to obtaining such compatibility; and the introduction of the new competitive products and services in the Company's industry by other companies and, in connection therewith, the ability of the Company to maintain a leadership role in both traditional and Internet based products and services.

DEPENDENCE ON KEY PERSONNEL

    The success of the Company depends in large part upon the abilities and continued service of its executive officers and other key employees. There can be no assurance that the Company will be able to retain the services of such officers and employees. The loss of key personnel could have a materially adverse effect on the Company. The Company has non-competition agreements with each of its existing key personnel. However, courts are at times reluctant to enforce such agreements. In order to support growth, the Company will be required to effectively recruit, develop and retain additional qualified management personnel.

DEPENDENCE ON LABOR FORCE

    The Company's industry is very labor intensive and has experienced high personnel turnover. Many of the Company's employees receive modest hourly wages and many are employed on a part-time basis. A higher turnover rate among the Company's employees would increase the Company's recruiting and training costs and decrease operating efficiencies and productivity. Some of the Company's operations, particularly insurance product sales and technology-based inbound customer service, require specially trained employees. Growth in the Company's business will require it to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that the Company will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of the Company's costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could have a materially adverse effect on the Company.

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

GOVERNMENT REGULATION

    The Company's business is subject to various Federal and state laws and regulations. The Company's industry has become subject to an increasing amount of Federal and state regulation in the past five years particularly with respect to the activities of its Customer Acquisition business. The FCC rules under the TCPA limit the hours during which telemarketers may call consumers and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. The TCFAPA broadly authorizes the FTC to issue regulations prohibiting misrepresentation in telemarketing sales. In August 1995, the FTC issued regulations under the TCFAPA which, among other things, require telemarketers to make certain disclosures when soliciting sales. The Company's operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, there can be no assurance that additional Federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company or its clients in the future or significantly increase the cost of regulatory compliance.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    The Company could experience quarterly variations in revenue and operating income as a result of many factors, including the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various service offerings. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely affect the Company's operating results for that quarter. The effects of seasonality on the Company's business have historically been obscured by its growing net revenue. However, the Company's business tends to be slower in the first and third quarters due to client marketing programs which are typically slower in the post-holiday and summer months.

VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Shares has fluctuated over a wide range during the past several years and may continue to do so in the future. See "Market for Registrant's Common Equity and Related Share Owner Matters." The market price of the Common Shares could be subject to significant fluctuations in response to various factors or events, including among other things, the depth and liquidity of the trading market of the Common Shares, quarterly variations in actual liquidity of the trading market of the Common Shares, quarterly variations in actual and anticipated operating results, growth rates, progress on the Company's Internet initiative, changes in estimates by analysts, market conditions in the industry in which the Company competes, announcements by competitors, the loss of a significant client or a significant change in the Company's relationship with a significant client, regulatory actions, litigation, including class action litigation, and general economic conditions.

CONTROL BY PRINCIPAL SHARE OWNER

    Mr. Schwartz, the Company's Chairman, beneficially owns approximately 39.9% of the outstanding Common Shares. In addition, two trusts, established by Mr. Schwartz, each beneficially own approximately 5.3% of the outstanding Common Shares. As a result, Mr. Schwartz is able to exercise significant control over the outcome of substantially all matters requiring action by the Company's share owners. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. The Company enters into derivatives in order to minimize these risks, but not for trading purposes and has entered into interest rate agreements which effectively fix all of its term loan obligations. As a result, the interest rate on approximately 98% of debt obligations as December 31, 1999 are fixed.

    The Company prepared a sensitivity analysis of its derivatives assuming a one percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would increase interest expense by $0.5 million. The effect of the interest change on the fair market value of the outstanding debt is insignificant and the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial information is included in this Report:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................      28
Consolidated Statements of Operations for the Fiscal Years
  Ended January 2, 2000, January 3, 1999, and December 28,
  1997......................................................      29
Consolidated Balance Sheets as of January 2, 2000, and
  January 3, 1999...........................................      30
Consolidated Statements of Share Owners' Equity for the
  Fiscal Years Ended January 2, 2000, January 3, 1999, and
  December 28, 1997.........................................      31
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended January 2, 2000, January 3, 1999, and December 28,
  1997......................................................      32
Notes to Consolidated Financial Statements..................      33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Share Owners of
APAC Customer Services, Inc.:

We have audited the accompanying consolidated balance sheets of APAC CUSTOMER SERVICES, INC. (an Illinois corporation) and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, share owners' equity and cash flows for the years ended January 2, 2000, January 3, 1999, and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APAC Customer Services, Inc. and Subsidiaries as of January 2, 2000 and January 3, 1999, and the results of its operations and its cash flows for the years ended January 2, 2000, January 3, 1999, and December 28, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 9, 2000

                          APAC CUSTOMER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                    FOR THE FISCAL YEARS ENDED
                                                              --------------------------------------
                                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                                 2000         1999          1997
                                                              ----------   ----------   ------------
NET REVENUE.................................................   $427,645     $425,028      $350,533
OPERATING EXPENSES:
  Cost of services..........................................    347,005      353,979       268,177
  Selling, general and administrative expenses..............     50,445       56,230        45,810
  Asset impairment charges..................................         --       71,172         3,238
  Restructuring charges.....................................      7,600        9,000            --
                                                               --------     --------      --------
      Total operating expenses..............................    405,050      490,381       317,225
                                                               --------     --------      --------
  Operating income (loss)...................................     22,595      (65,353)       33,308
INTEREST EXPENSE............................................     13,365        8,139         1,499
                                                               --------     --------      --------
  Income (loss) from continuing operations before income
    taxes and cumulative effect of accounting change........      9,230      (73,492)       31,809
PROVISION (BENEFIT) FOR INCOME TAXES........................      3,580       (5,200)       12,100
                                                               --------     --------      --------
  Income (loss) from continuing operations before cumulative
    effect of accounting change.............................      5,650      (68,292)       19,709
DISCONTINUED OPERATIONS:
  Loss from operations of Paragren Technologies, Inc., less
    income
    taxes (benefit) of ($1,100) in 1998, and $670 in 1997...         --       (2,628)      (18,726)
  Loss on disposal of Paragren Technologies, Inc., including
    Provision of $3,000 for operating losses during disposal
    period, less income tax benefit of $1,100...............         --       (8,400)           --
                                                               --------     --------      --------
      Total discontinued operations.........................         --      (11,028)      (18,726)
                                                               --------     --------      --------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, LESS INCOME TAX
  BENEFIT OF $1,349.........................................         --           --        (2,200)
                                                               --------     --------      --------
NET INCOME (LOSS)...........................................   $  5,650     $(79,320)     $ (1,217)
                                                               ========     ========      ========

NET INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations before cumulative
    Effect of accounting change.............................   $   0.12     $  (1.40)     $   0.41
  Loss from discontinued operations.........................         --        (0.23)        (0.39)
  Cumulative effect of accounting change....................         --           --         (0.05)
                                                               --------     --------      --------
      Net income (loss).....................................   $   0.12     $  (1.63)     $  (0.03)
                                                               ========     ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC.....................................................     47,341       48,609        48,453
  DILUTED...................................................     47,822       48,609        48,505
                                                               ========     ========      ========

                See Notes to Consolidated Financial Statements.

                          APAC CUSTOMER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              JANUARY 2,   JANUARY 3,
                                                                 2000         1999
                                                              ----------   ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $ 18,876     $  3,543
  Accounts receivable, less allowances of $1,560 and
    $4,250..................................................     72,031       75,377
  Net assets of discontinued operations.....................     10,028        7,096
  Other current assets......................................     14,346       18,914
                                                               --------     --------
      Total current assets..................................    115,281      104,930
                                                               --------     --------
Property and equipment, net.................................     65,884       94,593
Goodwill and other intangible assets, net...................     52,541       64,875
Other Assets................................................      2,774        3,104
                                                               --------     --------
                                                               $236,480     $267,502
                                                               ========     ========

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt......................   $ 16,808     $ 16,122
  Accounts payable..........................................      7,588        5,705
  Customer deposits.........................................      1,489       11,123
  Accrued liabilities:......................................     37,439       54,232
                                                               --------     --------
      Total current liabilities.............................     63,324       87,182
                                                               --------     --------
Long-term debt, less current maturities.....................    115,987      132,427
Deferred income taxes.......................................      2,623        1,670
Other liabilities...........................................      5,924        4,399
Commitments and contingencies
Share owners' equity
  Common Shares, $0.01 par value; 200,000,000 shares
    authorized Issued: 49,079,617 shares in 1999 and
    48,893,873 shares in 1998...............................        491          489
  Additional paid-in capital................................     94,945       93,799
  Retained earnings (deficit)...............................    (41,163)     (46,813)
  Treasury shares; 1,609,000 shares at cost.................     (5,651)      (5,651)
                                                               --------     --------
      Total share owners' equity............................     48,622       41,824
                                                               --------     --------
                                                               $236,480     $267,502
                                                               ========     ========

                See Notes to Consolidated Financial Statements.

                          APAC CUSTOMER SERVICES, INC.
                CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                 ADDITIONAL               TOTAL
                                           SHARES                 PAID-IN     RETAINED   TREASURY   SHARE OWNERS'
                                           ISSUED      AMOUNT     CAPITAL     EARNINGS    SHARES       EQUITY
                                         ----------   --------   ----------   --------   --------   -------------
BALANCE, DECEMBER 29, 1996.............  46,540,057    $  465      $54,017    $ 33,724   $    --       $88,206
  Net income...........................          --        --           --      (1,217)       --        (1,217)
  Exercise of employee stock options,
    including related income tax
    benefits...........................     228,232         2        5,246          --        --         5,248
  Issuance of Common Shares through
    employee stock purchase plan.......      34,693         1          654          --        --           655
  Issuance of Common Shares in
    connection with the acquisition
    of Paragren Technologies, Inc......   1,991,385        20       31,871          --        --        31,891
                                         ----------    ------      -------    --------   -------       -------
BALANCE, DECEMBER 28, 1997.............  48,794,367       488       91,788      32,507        --       124,783
  Net loss.............................          --        --           --     (79,320)       --       (79,320)
  Exercise of employee stock options,
    including related income tax
    benefits...........................      41,837        --          948          --        --           948
  Issuance of Common Shares through
    employee stock purchase plan.......      57,669         1          353          --        --           354
  Stock option and warrant
    transactions.......................          --        --          710          --        --           710
  Purchase of treasury shares
    (1,609,000 shares).................          --        --           --          --    (5,651)       (5,651)
                                         ----------    ------      -------    --------   -------       -------
BALANCE, JANUARY 3, 1999...............  48,893,873       489       93,799     (46,813)   (5,651)       41,824
  Net income...........................          --        --           --       5,650        --         5,650
  Exercise of employee stock options,
    Including related income tax
    benefits...........................      93,418         1          546          --        --           547
  Issuance of Common Shares Through
    employee stock purchase plan.......      92,326         1          266          --        --           267
  Stock option and warrant
    Transactions.......................          --        --          334          --        --           334
                                         ----------    ------      -------    --------   -------       -------
BALANCE, JANUARY 2, 2000...............  49,079,617    $  491      $94,945    $(41,163)  $(5,651)      $48,622
                                         ==========    ======      =======    ========   =======       =======

                See Notes to Consolidated Financial Statements.

                          APAC CUSTOMER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    FOR THE FISCAL YEARS ENDED
                                                              --------------------------------------
                                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                                 2000         1999          1997
                                                              ----------   ----------   ------------
OPERATING ACTIVITIES:
  Net income (loss).........................................   $ 5,650      $(79,320)     $(1,217)
  Depreciation and amortization.............................    34,420        35,470       21,290
  Deferred income taxes.....................................     5,932        (8,130)       1,110
  Asset impairment charges..................................        --        71,172           --
  Restructuring charges.....................................     7,600         9,000           --
  Loss from discontinued operations.........................        --        11,028       18,726
  Cumulative effect of accounting change, net of income tax
    benefit.................................................        --            --        2,200
  Changes in operating assets and liabilities, net of
    effects of acquisition and restructuring charges:
    Receivables.............................................     3,346        12,399      (10,425)
    Other current assets....................................     1,289         3,181          542
    Accounts payable........................................     1,883        (4,206)      (5,812)
    Accrued expenses........................................    (9,721)       (1,584)       3,835
    Discontinued operations.................................    (2,932)       (2,806)      (2,270)
                                                               -------      --------      -------
      Net cash provided by operating activities.............    47,467        46,204       31,217
INVESTING ACTIVITIES:
  Purchase of property and equipment, net of disposals......    (7,789)      (17,076)     (43,742)
  Increase in other assets..................................      (105)         (306)        (619)
  ITI Holdings, Inc. acquisition costs, net of cash
    acquired................................................        --      (149,229)          --
                                                               -------      --------      -------
      Net cash used by investing activities.................    (7,894)     (166,611)     (44,361)
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................        --       150,000           --
  Repayment of revolving credit facility with proceeds from
    Refinancing.............................................        --        (7,500)          --
  Net (payments) borrowings on revolving credit
    facilities..............................................        --       (16,100)       7,700
  Payments on long-term debt................................   (15,754)       (7,102)        (149)
  Payment of debt issuance costs............................        --        (2,031)          --
  Decrease in book overdraft................................        --        (4,679)        (434)
  (Decrease) increase in customer deposits and other
    liabilities.............................................    (9,634)       14,985           --
  Stock option and warrant transactions, including related
    income
    tax benefits............................................     1,148         2,011        5,903
  Purchase of treasury shares...............................        --        (5,651)          --
                                                               -------      --------      -------
      Net cash provided by financing activities.............   (24,240)      123,933       13,020
                                                               -------      --------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    15,333         3,526         (124)
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................     3,543            17          141
                                                               -------      --------      -------
  End of year...............................................   $18,876      $  3,543      $    17
                                                               =======      ========      =======
SUPPLEMENTAL DISCLOSURES:
  Cash flow information:
    Cash payments for interest (net of amounts
      capitalized)..........................................   $12,797      $  7,008      $ 1,381
    Cash payments for income taxes..........................       106         5,927        8,955
Non-cash investing and financing activities:
    Capital lease obligations used to purchase equipment....        --            --          742
    Fair market value of Common Shares and employee stock
      options issued in connection with the acquisition of
      Paragren Technologies, Inc............................        --            --       31,891
                                                               =======      ========      =======

                See Notes to Consolidated Financial Statements.

                          APAC CUSTOMER SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    APAC Customer Services, Inc. and Subsidiaries (the "Company") provides high volume telephone and Internet-based sales, marketing and customer relationship management solutions for corporate clients operating in the business and consumer products, parcel delivery, financial services, insurance, retail, and telecommunications industries throughout the United States.

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Results of operations of business combinations accounted for as a purchase have been included in the consolidated financial statements for all periods subsequent to the dates of acquisition.

    Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FISCAL YEAR

    The Company operates on a 52-/53-week fiscal year that ends on the Sunday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on January 2, 2000 (52 weeks), January 3, 1999 (53 weeks) and December 28, 1997 (52 weeks).

CASH EQUIVALENTS

    Cash equivalents consist of highly liquid, short-term investments readily converted to cash.

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

LONG-LIVED ASSETS

    Long-lived assets are comprised of property and equipment, capitalized software and intangible assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted cash flows produced by an asset are less than the asset's carrying value.

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for building and leasehold improvements, 3 to 7 years for telecommunications equipment, and 5 to 7 years for workstations and office equipment. Total depreciation on property and equipment for fiscal years 1999, 1998 and 1997 was $25,770, $28,862 and $19,642, respectively.

    Interest is capitalized on significant capital projects. No interest was capitalized in fiscal years 1999 and 1998. During the 1997 fiscal year, the Company capitalized $483 of interest.

    CAPITALIZED SOFTWARE. The Company capitalizes certain costs related to the purchase and installation of computer software for internal use as well as certain costs related to software products and services sold to third parties. Amortization is provided on a straight-line basis over estimated useful lives ranging up to 5 years. Amortization on capitalized software costs for fiscal years 1999, 1998 and 1997 was $3,721, $2,837 and $1,180, respectively.

    INTANGIBLE ASSETS. Goodwill and other intangible assets are amortized on a straight-line basis over the expected period of benefit ranging from 4 to 21 years. Total amortization of goodwill and other intangible assets for fiscal years 1999, 1998 and 1997 was $4,494, $5,130 and $1,394, respectively.

REVENUE RECOGNITION

    The Company recognizes customer services revenue as services are performed for its clients, generally based upon hours incurred. Software revenue is recognized upon shipment, or if under contract, when customer acceptance is obtained and other contract-specific requirements have been completed.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    For stock-based employee compensation plans, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options issued to employees when the option price equals or exceeds the fair market value of the Company's Common Shares at the date of grant. In accordance with Financial Accounting Standards No. 123 ("SFAS
No. 123"), "Accounting for Stock-Based Compensation," the Company provides pro forma disclosures of net income and net income per share as if the fair value based method had been used. Stock-based compensation expense for non-employees is recognized in accordance with SFAS No. 123.

INTEREST RATE AGREEMENTS

    The Company uses interest rate swaps and caps to effectively hedge interest rate exposures. Amounts due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The premiums paid to purchase interest rate caps, as well as any gains and losses on terminated interest rate swap and cap agreements, are amortized to interest expense over the life of the debt to which they are matched.

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

    During the fourth quarter of fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under SFAS 128, "basic earnings per share" is calculated by dividing net income by the weighted average number of Common Shares outstanding. "Diluted earnings per share" is calculated similarly, except the denominator is increased to include the number of additional Common Shares that would have been outstanding if the dilutive potential Common Shares associated with stock options and warrants had been issued. For fiscal years 1999, 1998 and 1997, basic and diluted earnings per share are the same amount.

COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which established standards for reporting of comprehensive income. The Company adopted the provisions of SFAS No. 130 in January 1998. As of January 2, 2000 and January 3, 1999, the Company had no transactions separately identified as components of "other comprehensive income" under SFAS No. 130.

2. NEW ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. SFAS No. 137 amended the effective date of SFAS No. 133 to being effective for fiscal years beginning after June 15, 2000. As a result, the Company will adopt the requirements of SFAS No. 133 in the first quarter of the fiscal year 2001. Based on current circumstances, the Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

3. ACCOUNTING CHANGE

    On November 20, 1997, The Emerging Issues Task Force, a subcommittee of the Financial Accounting Standards Board, issued Bulletin No. 97-13 ("EITF
No. 97-13"), "Accounting for the Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation." EITF No. 97-13 established that business process reengineering costs should be expensed as incurred, and any unamortized reengineering costs at November 20, 1997 should be expensed and reported as the cumulative effect of an accounting change. The Company had been capitalizing such costs related to the installation of internal computer systems. In the fourth quarter of fiscal year 1997, the Company adopted the provisions of EITF No. 97-13 and recorded a charge of $2,200 as the cumulative effect of an accounting change, which is net of the applicable income tax benefit of $1,349.

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

4. SUPPLEMENTAL BALANCE SHEET DATA

                                                          JANUARY 2,   JANUARY 3,
CONSOLIDATED BALANCE SHEET                                   2000         1999
--------------------------                                ----------   ----------
Deferred tax assets.....................................    $ 5,511      $ 8,790
Refundable Federal income taxes.........................      4,310        5,825
Prepaid expenses........................................      3,857        3,058
Non-trade receivables...................................        668        1,241
                                                            -------      -------
      Other current assets..............................    $14,346      $18,914
                                                            =======      =======
Building and leasehold improvements.....................    $30,833      $27,552
Telecommunications equipment............................     74,144       88,958
Workstations and office equipment.......................     14,740       16,918
Capitalized software....................................     12,780       11,852
Construction in progress................................      1,463        6,915
Accumulated depreciation and amortization...............    (68,076)     (57,602)
                                                            -------      -------
      Property and equipment, net.......................    $65,884      $94,593
                                                            =======      =======
Goodwill................................................    $28,916      $36,757
Assembled workforce.....................................      3,600        3,600
Customer relationships..................................     28,493       28,493
Accumulated amortization................................     (8,468)      (3,975)
                                                            -------      -------
      Goodwill and other intangibles, net...............    $52,541      $64,875
                                                            =======      =======
Payroll and related items...............................    $22,248      $19,494
Acquisition-related costs...............................      1,145       14,377
Telecommunications expenses.............................      3,619        9,529
Other accrued liabilities...............................     10,427       10,832
                                                            -------      -------
      Accrued liabilities...............................    $37,439      $54,232
                                                            =======      =======

5. ACQUISITION OF ITI HOLDINGS, INC.

ACQUISITION

    On May 20, 1998, the Company acquired through merger all of the common stock of ITI Holdings, Inc., the sole shareholder of ITI Marketing Services, Inc. ("ITI"), a leading teleservices provider based in Omaha, Nebraska. In exchange for all of the common stock of ITI, the Company paid $149.2 million, net of cash acquired. The initial purchase price was funded with proceeds from a $150 million Term Loan. ITI's business consisted of telephone-based sales, marketing and customer management services to corporate clients with high volumes of outgoing or incoming calls through a network of customer interaction centers. The acquisition was accounted for as a purchase and, accordingly, the assets and liabilities and results of operations of ITI have been included in the Company's consolidated financial statements since the date of acquisition.

    The excess of purchase price over the fair value of tangible assets acquired, liabilities assumed and additional liabilities recorded of $136.7 million was initially allocated to intangible assets based upon their

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

5. ACQUISITION OF ITI HOLDINGS, INC. (CONTINUED) estimated fair values as determined by independent appraisal. Purchased intangibles consisted of assembled workforce of $3.6 million, customer relationships of $36.8 million and goodwill of $96.3 million. The intangible assets are being amortized over their estimated useful lives ranging from 7 to 21 years. In addition, ITI had accumulated net operating loss carryforwards of $12.8 million as of the date of acquisition, which are fully reserved through a valuation allowance.

    In connection with the acquisition, the Company provided a total of $21.2 million in estimated costs to close facilities, terminate unfavorable contracts, write-off uncollectible trade receivables and reduce the workforce by 135 employees. The amounts provided included $6.5 million for facilities, $9.7 million for contracts, $2.4 million for trade receivables and $2.6 million for employee severance. Of this reserve $11.9 million has been utilized or paid through January 2, 2000 and $6.1 million has been taken as a reduction of goodwill. The remaining balance of acquisition related reserves was $3.2 million and $14.4 million as of January 2, 2000 and January 3, 1999, respectively. To the extent that unused facilities covered by long-term leases were subleased and unfavorable contracts were renegotiated, a reduction in the acquisition-related reserves and goodwill recorded as of the end of fiscal year 1998 was required during fiscal year 1999, as discussed below.

VALUATION ADJUSTMENTS

    During fiscal year 1999, the Company recorded a $7.8 million reduction in goodwill related to the 1998 acquisition of ITI. The decrease in goodwill did not affect the reported results of operations. The Company reduced liabilities relating to the ITI purchase by $6.1 million due to a reduction in the estimated costs to close facilities and renegotiate contracts, and the Company revalued and increased certain deferred income tax assets by $1.7 million.

NONRECURRING CHARGES

    During fiscal year 1998, the Company recorded two nonrecurring charges in connection with the ITI purchase. The Company provided allowances for doubtful accounts of $2.5 million to fully reserve trade accounts receivable balances due from two ITI clients who had filed for protection under Federal bankruptcy law. The Company also accrued a total of $7.1 million in future telecommunications costs guaranteed under two minimum usage contracts scheduled to expire in the year 2000. As a result of the downturn in ITI's business, the Company had not expected to achieve the minimum volumes under these contracts and, accordingly, did not expect to recover the guaranteed costs from future results of operations.

    During fiscal year 1999, results of operations were favorably affected by the reversal of $4.9 million of telecommunications charges that had been accrued in fiscal 1998. These reversals were realized when the Company was able to negotiate the favorable dispositions of costs associated with guaranteed minimum usage telecommunications contracts.

ASSET IMPAIRMENT

    During fiscal year 1998, fourth quarter reductions in clients' use of outbound telemarketing programs as a method of customer acquisition had reduced ITI's Customer Acquisition division net revenue and profitability substantially below levels that existed at the date of acquisition. Six clients, comprising approximately 65% of ITI's Customer Acquisition net revenue, had either ceased or substantially reduced

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

5. ACQUISITION OF ITI HOLDINGS, INC. (CONTINUED) their telemarketing activities due to apparent financial impairment or consolidation in the consumer and financial services industries. In addition, lower than expected outbound telemarketing volume had prevented the Company from realizing synergies anticipated with and valued in the ITI acquisition.

    These events required the Company to evaluate the recoverability of the long-lived assets of the Customer Acquisition division of ITI in the fourth quarter of fiscal year 1998. As a result of the loss of ITI's client base, estimated future undiscounted cash flows from ITI's Customer Acquisition business were less than the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying value of the Customer Acquisition division's long-lived assets to their fair value of $13.6 million resulting in an impairment loss of $69.7 million ($65.9 million, or $1.36 per share, net of income tax benefit). The impairment loss was comprised of a write-off of property and equipment of $1.9 million, customer relationships of $8.3 million and goodwill of $59.5 million. The fair market valuation was based upon the appraised value of the remaining customer base of the Customer Acquisition division as determined from projections of discounted future cash flows. The remainder of ITI's business had not been impaired.

PRO FORMA INFORMATION

    The unaudited pro forma results of operations, as if the ITI acquisition had occurred at the beginning of fiscal years 1998 and 1997, respectively, are summarized below (in thousands, except per share data):

                                                            1998       1997
                                                          --------   --------
Net revenue.............................................  $487,527   $496,107
Income (loss) from continuing operations before
  cumulative effect of accounting change................   (68,162)    10,402
Net loss................................................   (79,190)   (10,524)
Income (loss) per diluted share from continuing
  operations
  before cumulative
  effect of accounting change...........................  $  (1.40)  $   0.21
Net loss per diluted share..............................  $  (1.63)  $  (0.23)

    The pro forma results include adjustments for unfavorable telephone contracts, goodwill and intangible asset amortization, interest expense and income taxes. The pro forma results of operations do not necessarily represent operating results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of future operating results of the combined companies.

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

    In consideration for the common and preferred stock of Paragren, the Company issued to Paragren share owners 1,991,385 shares of its Common Shares and converted existing Paragren stock options into stock options for an additional 189,199 shares of the Company's Common Shares. The acquisition was accounted for as a purchase. The purchase price of approximately $32.9 million was allocated to the assets

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

6. DISCONTINUED OPERATIONS (CONTINUED)
acquired and the liabilities assumed based upon their estimated fair values as determined by an independent appraisal. The allocation of values to intangible assets consisted of $1.5 million to assembled workforce and non-compete covenants, $19.8 million to in-process research and development, and $12.0 million to goodwill.

    In December 1998, the Company's management approved a plan to sell Paragren when it decided that additional investment in the software development business was not consistent with the Company's long-term strategic goals and objectives. Accordingly, Paragren was reported as a discontinued operation, and the consolidated financial statements for fiscal years 1998 and 1997 were reclassified to segregate the operating results and net assets of the business. At that time, the Company fully expected to sell Paragren during fiscal year 1999. During fiscal year 1998, the estimated loss relating to the disposal of Paragren was $8.4 million, consisting of a pre-tax amount of $9.5 million, net of an income tax benefit of $1.1 million. The estimate included a reduction in asset values of $6.5 million for the expected loss on disposal based upon a preliminary offer for the business which the Company had received. The estimate also included a provision for anticipated operating losses until disposal of $1.9 million consisting of a pre-tax amount of $3.0 million net of an income tax benefit of $1.1 million.

    In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. (representing substantially all of the assets of Paragren) and received $17 million in cash proceeds. In addition, the Company may receive up to an additional $3 million in proceeds subject to the terms of escrow and earn-out agreements. After selling expenses and other costs, $11 million of the proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets.

    The operations and anticipated disposal of Paragren did not affect the Company's results of operations in 1999 as the loss provision established in fiscal 1998, was sufficient to absorb Paragren's 1999 activity. The anticipated proceeds from the sale of Paragren exceeded the amount estimated in 1998, and, accordingly, asset values were increased by $3.6 million. However, actual losses from operations for Paragren in fiscal 1999 were $3.6 million greater than the amount estimated in 1998 and offset the increase in the estimated proceeds. As a result, there was no income statement impact to the Company in 1999.

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

6. DISCONTINUED OPERATIONS (CONTINUED)
    Summary operating results for Paragren for fiscal years 1999, 1998 and 1997 are as follows (in thousands):

                                                    1999       1998       1997
                                                  --------   --------   --------
Net revenue.....................................  $ 7,465    $10,711    $  5,857
Operating expenses:
  Cost of services..............................    5,190      5,496       1,149
  Selling, general and administrative
    expenses....................................   10,603      8,978       2,974
  Acquired in-process research and
    development.................................       --         --      19,800
                                                  -------    -------    --------
      Total operating expenses..................   15,793     14,474      23,923
                                                  -------    -------    --------
  Loss from operations..........................   (8,328)    (3,763)    (18,066)
Interest income, net............................     (286)        35          10
                                                  -------    -------    --------
  Loss before income taxes......................   (8,614)    (3,728)    (18,056)
(Benefit) provision for income taxes............   (3,139)    (1,100)        670
                                                  -------    -------    --------
Net loss........................................  $(5,475)   $(2,628)   $(18,726)
                                                  =======    =======    ========

    Net assets of discontinued operation held for sale are as follows (in thousands):

                                                          JANUARY 2,   JANUARY 3,
                                                             2000         1999
                                                          ----------   ----------
Current assets..........................................    $ 3,013      $ 3,349
Property and equipment..................................      1,201        1,767
Goodwill and other intangibles..........................      7,926        4,992
Capitalized software....................................      1,578        1,561
                                                            -------      -------
      Total assets......................................     13,718       11,669
                                                            -------      -------
Current liabilities.....................................      3,338        2,351
Deferred income taxes...................................        352          322
Provision for loss until disposal, less income tax
  benefit
  of $1,100                                                      --        1,900
      Total liabilities.................................      3,690        4,573
                                                            -------      -------
Net assets of discontinued operations...................    $10,028      $ 7,096
                                                            =======      =======

7. RESTRUCTURING CHARGES

    Fiscal year 1999 results include three separate restructuring charges totaling $7.6 million ($4.7 million after tax) related to a program to close a total of 24 Customer Acquisition Customer Interaction Centers and to reduce the supporting salaried workforce. A charge of $2.0 million was recorded in the first quarter including $1.4 million for the write-down of property and equipment and $0.6 million for employee severance costs. An additional charge of $4.0 million was recorded in the second quarter including $2.7 million for the write-down of property and equipment, $0.3 million for employee severance costs and

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

7. RESTRUCTURING CHARGES (CONTINUED)
$1.0 million for lease termination costs. The final charge of $1.6 million was recorded in the third quarter including $1.3 million for the write-down of property and equipment and $0.3 for lease termination costs.

    As of January 2, 2000, approximately $5.4 million of the 1999 restructuring accruals were utilized including all of the first quarter charge. The remaining $2.2 million includes $1.4 million for the write-down of property and equipment, $0.3 million for employee severance costs and $0.5 million for lease termination costs. The full amount will be utilized during the 2000 fiscal year.

    In the second quarter of fiscal year 1998, the Company recorded a restructuring charge of $9.0 million ($5.6 million after tax). The restructuring initiatives involved closing Customer Interaction Centers, reconfiguring certain administrative support facilities and reducing the workforce by approximately 80 salaried employees. The 1998 restructuring charge included $4.5 million for the write-off of leasehold improvements and equipment, $3.3 million for employee severance costs and $1.2 million for lease termination costs.

8. INCOME TAXES

    The provision (benefit) for income taxes for continuing operations for fiscal years 1999, 1998 and 1997 consisted of the following (in thousands):

                                                     1999       1998       1997
                                                   --------   --------   --------
Current provision (benefit)......................  $(2,352)   $ 3,460    $10,990
Deferred provision (benefit).....................    5,932     (8,660)     1,110
                                                   -------    -------    -------
      Total provision (benefit) for income
        taxes....................................  $ 3,580    $(5,200)   $12,100
                                                   =======    =======    =======

    A reconciliation of the statutory Federal income tax rate to the actual effective income tax rate for continuing operations for fiscal years 1999, 1998 and 1997 is as follows:

                                                        1999           1998           1997
                                                      --------       --------       --------
Statutory rate......................................    35.0%         (35.0)%         35.0%
State taxes, net of Federal benefit and state
  credits...........................................     3.6           (0.2)           3.0
Non-deductible goodwill.............................     4.7           29.3             --
Work Opportunity Tax credit.........................    (5.8)          (0.5)          (1.1)
Other...............................................     1.3           (0.7)           1.1
                                                        ----          -----          -----
      Effective rate................................    38.8%          (7.1)%         38.0%
                                                        ====          =====          =====

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

8. INCOME TAXES (CONTINUED)
    The significant components of deferred income tax assets and liabilities for continuing operations are as follows (in thousands):

                                                          JANUARY 2,   JANUARY 3,
                                                             2000         1999
                                                          ----------   ----------
Deferred tax assets:
  Vacation accrual......................................    $1,047       $  906
  Self-insurance related costs..........................       791          460
  Acquisition-related costs.............................     1,883        4,703
  Restructuring charge..................................     1,202        1,699
  Revenue recognition...................................     1,230        1,230
  Allowance for doubtful accounts.......................     1,261        1,146
  Purchased intangibles.................................       380        2,665
  Tax loss carryforwards................................     4,471        8,560
  Other.................................................       757          431
                                                            ------       ------
      Total deferred tax assets.........................    13,022       21,800
                                                            ------       ------
Deferred tax liabilities:
  Excess depreciation...................................     5,002        5,130
  Change in accounting methods..........................       303          461
  Other.................................................       358          529
                                                            ------       ------
      Total deferred tax liabilities....................     5,663        6,120
                                                            ------       ------
  Gross deferred tax assets.............................     7,359       15,680
Valuation allowance.....................................    (4,471)      (8,560)
                                                            ------       ------
  Net deferred tax assets...............................    $2,888       $7,120
                                                            ======       ======

    At January 2, 2000, the Company had net operating loss carryforwards for tax purposes of $12.8 million acquired in connection with the purchase of ITI which expire in fiscal years 2010 through 2013. For financial reporting purposes, a valuation allowance in the amount of approximately $4.5 million has been recorded as an offset to these deferred tax assets that can only be realized to the extent that ITI generates sufficient future book and taxable income. There is no assurance that ITI will generate any specific level of future book and taxable income. Management believes that sufficient book and taxable income will be available to realize the benefit of the remaining deferred tax assets.

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

9. LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                              JANUARY 2,   JANUARY
                                                                 2000      3, 1999
                                                              ----------   --------
Term Loan, effective fixed interest rate of 9% and 7%, final
  payment due June 2003. See note (1) below.................   $130,000    $144,000
Industrial Revenue Bonds, payable monthly at 7%, final
  payment due June 2008.....................................      1,147       1,239
County Development Note, payable monthly at 4%, final
  payment due January 2004..................................        612         748
Promissory Note, payable monthly at 9%, final payment due
  July 2002.................................................        236         342
Capital leases, payable monthly at 8.9% average rate, final
  payment due January 2003..................................        800       2,220
                                                               --------    --------
    Total long-term debt....................................    132,795     148,549
Less--current maturities....................................     16,808      16,122
                                                               --------    --------
    Long-term debt, net.....................................   $115,987    $132,427
                                                               ========    ========

    As of January 2, 2000, the carrying value of debt obligations reasonably approximates their fair value, and the principal payments of long-term debt are due as follows:

2001........................................................  $ 20,504
2002........................................................    26,500
2003(1).....................................................    68,301
2004........................................................       163
Thereafter..................................................       519
                                                              --------
  Total payments............................................  $115,987
                                                              ========

------------------------

(1) On January 18, 2000, in connection with the Company's sale of Paragren Technologies, the Company prepaid $11 million on the Term Loan reducing the final principal payment due in June 2003 from $61 million to $50 million.

    On May 20, 1998, the Company entered into a $250 million Senior Credit Facility ("Credit Facility") with a group of lending institutions and at the same time repaid all amounts outstanding on its prior $80 million credit facility. The Credit Facility consisted of a $150 million Term Loan and a $100 million Revolving Facility. Borrowings under the Revolving Facility would be used to provide working capital and fund capital expenditures. Proceeds from the Term Loan were used to acquire the common stock of ITI Holdings, Inc. The common stock of ITI and all existing or acquired subsidiaries serve as collateral under the terms of the Credit Facility.

    On September 8, 1998, the Credit Facility was amended and restated, reducing the available borrowings to $225 million consisting of a $150 million Term Loan and a $75 million Revolving Facility. Subsequently, there have been four amendments to the September 8, 1998 amended and restated Credit Facility. Most recently, the Fourth Amendment was adopted on January 20, 2000.

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

9. LONG-TERM DEBT (CONTINUED)
    On September 29, 1998, the First Amendment to the amended and restated Credit Facility revised certain financial covenants. As of the end of the 1998 fiscal year, however, the Company was not in compliance with the financial covenants of the Credit Facility.

    On April 1, 1999, the Second Amendment to the amended and restated Credit Facility granted waivers of default and several of the financial covenants were revised. The Company agreed to grant to the lending banks a security interest in certain additional assets of the Company including accounts receivable, certain intangibles and certain limited personal property. The interest rate on the loans and commitment fees were increased, and the Company's ability to make certain restricted payments, as defined in the agreement, was reduced. In addition, the Second Amendment to the Credit Facility limited the Company to $15 million in annual capital expenditures.

    On November 22, 1999, the Third Amendment to the amended and restated Credit Facility granted additional flexibility over investments and capital expenditures.

    Subsequently, on January 20, 2000, the Fourth Amendment to the amended and restated Credit Facility reduced the total facility amount and revised some of the financial covenants. The new facility amount was reduced in total to $169 million consisting of a $119 million Term Loan and a $50 million Revolving Facility. Availability of up to $10 million of the $50 million Revolving Facility is restricted subject to the attainment of trailing four-quarter EBITDA of at least $60 million. The annual limit on capital expenditures was removed.

    Under the terms of the Credit Facility in effect at the end of fiscal year 1999, the Company is required to make quarterly principal payments on the Term Loan, ranging from $3 million to $7 million per quarter, with a specified final payment of $61 million due June 1, 2003. At January 2, 2000, the Company had $130 million outstanding under the Term Loan. On January 18, 2000, in connection with the Company's sale of Paragren Technologies the Company prepaid
$11 million on the Term Loan reducing the final principal installment payment due June 1, 2003, from $61 million to $50 million.

    Under the terms of the Credit Facility the Company is required to maintain certain financial covenants which limit the Company's ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, and to make certain restricted payments. As a result, the Company is not allowed to pay dividends on its Common Shares. The Company is currently in compliance with all covenants and restrictions imposed by the terms of the Credit Facility.

    Borrowings under the Credit Facility incur a floating interest rate usually based on the LIBOR index rate, although the Company has the option of using an alternate base rate defined in the agreement. In addition, the Company pays a commitment fee on the unused portion of the Revolving Facility as well as an annual fee on the outstanding letters of credit. As of January 2, 2000, the Company had $2.0 million of outstanding letters of credit. Subsequently, in January 2000, an existing letter of credit was increased by $0.4 million, and in February 2000, the Company issued an additional letter of credit for $1.7 million to guarantee payment of the lease obligation associated with new headquarters facilities in Deerfield, Illinois.

    In connection with securing the Credit Facility in 1998, the Company paid fees and expenses of $2.0 million. The debt issuance costs are recorded as deferred charges and are being amortized over the

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

9. LONG-TERM DEBT (CONTINUED)
term of the Credit Facility of five years. The amortization of deferred debt costs for fiscal years 1999 and 1998 was $0.4 million and $0.2 million, respectively.

INTEREST RATE AGREEMENTS

    The Company has entered into various interest rate agreements with one of the parties to the Credit Facility. On May 20, 1998, the Company entered into an interest rate swap agreement ("Swap") and an interest rate cap agreement ("Cap") to hedge a portion of the interest rate risk associated with its floating rate debt. Under the terms of the Swap, through June 1, 2003, the Company pays a fixed interest rate of 6.0% and receives a floating rate payment based on the 30-day LIBOR rate. The Swap had an initial notional amount of $100 million and amortizes, pro rata, with principal payments on the Term Loan. The notional amount on the Swap was reduced by $11 million, by way of sale in the open market, to reflect the $11 million prepayment on the Term Loan on January 18, 2000. Under the terms of the Cap, through June 1, 2003, the Company will receive payments any time the 30-day LIBOR rate exceeds 6.0%. The Cap had an initial notional amount of $50 million and amortizes, pro rata, with principal payments on the Term Loan. At January 2, 2000, the fair market value of the Swap and Cap were $1.5 million and $0.5 million, respectively.

10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases its Customer Interaction Centers and administrative offices. Rent expense for the fiscal years 1999, 1998 and 1997 was $7,548, $8,885 and $5,631, respectively.

    Minimum future rental payments at January 2, 2000, are as follows (in thousands):

                                                              OPERATING
                                                               LEASES
                                                              ---------
2000........................................................   $ 7,419
2001........................................................     5,223
2002........................................................     3,852
2003........................................................     2,672
2004........................................................     2,432
Thereafter..................................................     4,964
                                                               -------
  Total payments............................................   $26,562
                                                               =======

    In February 2000, the Company entered into lease agreements for new headquarter facilities in Deerfield, Illinois. The future minimum rental payments under these lease agreements are as follows (in thousands): 2000--$279; 2001--$1,292; 2002--$1,331; 2003--$1,371; 2004--$1,412; and thereafter--$5,433.

LEGAL PROCEEDINGS

    The Company, certain of its officers and directors and the lead underwriters of certain public offerings of the Company's securities have been named as defendants in three purported class action lawsuits

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) instituted by various persons who purchased the Company's Common Shares in such offerings. The suits were filed in federal district court for the Southern District of New York on December 11, 1997, December 19, 1997 and January 5, 1998, respectively. The lawsuits were consolidated in April 1998 into one lawsuit. The lawsuit alleges violations of the federal securities laws in connection with the Company's November 1996 Prospectus and other public statements which are alleged to have omitted certain disclosures with respect to the Company's agreement with a large parcel delivery client. The complaint as amended seeks, among other things, unspecified damages and an award of attorney's fees, costs and expenses. The Company filed a motion to dismiss the lawsuit on September 10, 1998. On or about November 15, 1999, the court denied the motion to dismiss. Discovery is proceeding in this action. The Company denies all allegations of wrongdoing and continues to believe that it has meritorious defenses.

    The Company is engaged in two arbitration proceedings with the former owner of Paragen Technologies, Inc. In the first proceeding, the former owner alleged that the Company breached representations and warranties made pursuant to the related merger agreement and claimed compensation totaling $24.9 million. APAC Customer Services will vigorously defend these claims. This arbitration is scheduled for April 2000. APAC Customer Services asserted certain counterclaims against the former owner which are now the subject of a separate arbitration. The counterclaims allege that the former owner violated the non-compete and non-solicitation provisions of his employment agreement, as well as the provision that required him to devote his best efforts to Paragen Technologies on a full-time basis. The second arbitration is scheduled for June 2000. In January 2000, APAC Customer Services filed a lawsuit against the same former owner of Paragen Technologies and another individual alleging among other things, breach of fiduciary duty and inducement of breach of fiduciary duty, tortious interference with business expectancy and with contractual relations, and trade secret violations. The lawsuit is in the initial stages, and no discovery has been taken.

    On January 5, 2000, APAC, Inc. filed suit against the Company in the U.S. District Court for the Northern District of Georgia (Atlanta Division) alleging that the Company's use of "APAC" in the Company's name infringes a trademark of APAC, Inc. The suit asserts violations of the federal Lanham Act and various Georgia state statues, as well as a breach by the Company of an agreement between APAC, Inc. and the Company. The Company has answered the complaint and intends to defend itself vigorously.

    Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

    Although the Company does not believe that these proceedings will result in a material adverse effect on its consolidated financial position, no assurance to that effect can be given.

TRAINING BONDS

    At the end of the 1999, 1998 and 1997 fiscal years, the Company had guaranteed the repayment of approximately $887, $1,435 and $1,807, respectively, of the remaining outstanding community college bond obligations, which were issued in connection with various job-training agreements. At January 2, 2000, the Company estimates that the deposits made into escrow will be adequate to cover the cost of the maturing bonds.

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

11. SHARE OWNERS' EQUITY

    The authorized capital stock of APAC Customer Services, Inc. consists of
(a) 200 million Common Shares, $.01 par value per share, of which 49,079,617 were issued as of January 2, 2000, and (b) 50 million Preferred Shares, $.01 par value per share, of which no shares have been issued. On August 31, 1998, the Board of Directors authorized the Company to repurchase, from time to time at management's discretion, up to 2,500,000 shares of its outstanding Common Shares at market prices. During fiscal 1998, the Company repurchased 1,609,000 shares at an average price of $3.50 per share. Additional stock repurchases made after January 1, 2000, however, are limited to $5 million per fiscal year and $10 million in the aggregate under the terms of the amended and restated Credit Facility.

12. EQUITY INSTRUMENTS

STOCK OPTIONS

    The Company has granted options to purchase Common Shares under three plans all established in 1995. Under the Executive Plan, on May 26, 1995, the Company granted an officer an option to purchase 565,034 Common Shares at an aggregate price of $1,765 with an average exercise price of $3.12 per share. The option vests 20% on May 31 of each year through 2000 and has a term of 10 years. The weighted average fair value of this option at the date of grant was $1.83 per share, based upon the assumptions described below using the Black-Scholes option pricing model. At January 2, 2000, 452,027 of these options were vested.

    Under the Incentive Stock Option Plan, officers, key employees and non-employee consultants may be granted nonqualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, all as determined by a committee of the Board of Directors. A total of 9 million shares have been authorized for grant under the Incentive Stock Option Plan. The exercise price of incentive stock options granted may not be less than 100% of the fair market value of the Common Shares at the date of grant. The exercise price of non-qualified stock options granted may not be less than 85% of the fair market value of the Common Shares at the date of grant.

    Under the Non-employee Director Stock Option Plan, the Company provides for annual grants of non-qualified stock options to each non-affiliated director of the Company. In May 1999, the Board of Directors set the annual grant amount at 20,000 options for 1999. In addition, the Board approved attendance grants for the non-affiliated directors. For each meeting, 1,000 options are awarded for attendance and 500 options are awarded for participation by telephone. A total of 300,000 shares have been authorized for grant under the Director Stock Option Plan. The exercise price of the directors' options granted is equal to the fair market value of the Common Shares at the date of grant, and the options vest equally over a three-year period.

    Options under both the Incentive Stock Option Plan and the Non-employee Director Stock Option Plan expire at periods between 5 and 15 years after date of grant.

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

12. EQUITY INSTRUMENTS (CONTINUED)
    Stock option activity under the Company's Executive Plan, Incentive Stock Option Plan, and Non-employee Director Stock Option Plan for fiscal years 1999, 1998 and 1997 is as follows:

                                                                                              WEIGHTED
                                                                                              AVERAGE
                                                                                              EXERCISE
DESCRIPTION                                                  SHARES         PRICE RANGE        PRICE
-----------                                                ----------   --------------------  --------
Outstanding as of December 29, 1996......................   2,591,304          $3.12--$51.75   $15.37
  Granted................................................   1,872,474          $0.97--$19.31   $14.69
  Exercised..............................................    (228,232)         $0.97--$38.13   $13.69
  Canceled...............................................    (720,715)         $6.31--$51.75   $18.68
                                                           ----------
Outstanding as of December 28, 1997......................   3,514,831          $0.97--$38.13   $11.45
  Granted................................................   3,687,759          $3.44--$14.06   $ 9.06
  Exercised..............................................     (57,679)         $0.97--$13.19   $ 5.62
  Canceled...............................................  (1,756,410)         $0.97--$32.25   $13.51
                                                           ----------
Outstanding as of January 3, 1999........................   5,388,501          $0.97--$38.13   $ 6.70
  Granted................................................   4,372,271          $2.34--$13.13   $ 4.17
  Exercised..............................................     (93,418)         $0.97--$ 8.50   $ 5.72
  Canceled...............................................  (2,495,744)         $0.97--$38.13   $ 5.66
                                                           ----------
Outstanding as of January 2, 2000........................   7,171,610          $0.97--$38.13   $ 5.71
                                                           ==========   ====================   ======
  Stock options exercisable at January 2, 2000...........   1,778,664          $0.97--$38.13   $ 6.60
                                                           ==========   ====================   ======

    The following table summarizes information concerning stock options outstanding as of January 2, 2000:

                                                   EXERCISE PRICE RANGES                             TOTAL
                                ------------------------------------------------------------   ------------------
                                   $0.97--$6.00        $6.01--$11.00        $13.00--$38.13       $0.97--$38.13
                                ------------------   ------------------   ------------------   ------------------
Outstanding as of
  January 2, 2000.............           4,563,037            2,193,718              414,855            7,171,610
  Remaining life..............           9.0 years            7.8 years            7.6 years            8.5 years
  Weighted Average Exercise
    Price.....................               $3.39                $7.46               $21.97                $5.71
Exercisable as of
  January 2, 2000.............             705,293              916,991              156,380            1,778,664
  Remaining life..............           6.5 years            6.8 years            7.2 years            6.7 years
  Weighted Average Exercise
    Price.....................               $3.10                $6.72               $21.67                $6.60

    During fiscal years 1998 and 1997, on three occasions, the Company's Board of Directors authorized repricing of certain of its outstanding stock options having an exercise price in excess of the then current market value. The actions were taken on the recommendation of the Compensation Committee, in order to preserve an economic incentive for continued commitment to the Company's success. The last of these actions was taken on August 5, 1998. On that date, all options held by employees, other than those held by

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

12. EQUITY INSTRUMENTS (CONTINUED)
the Company's then Chief Executive Officer, President and certain other members of senior management, with an exercise price in excess of $6.50 per share, when the then current market value was $5.38 per share, were repriced to have an exercise price of $6.50 per share. Employees at the senior vice president level had their options repriced to $8.50 per share. After repricing, 4,264,843 options were priced between $0.97 and $8.50 per share. Options for 558,624 shares, which were not repriced on August 5, 1998 ranged in price from $9.50 to $38.13 per share.

    The Company applies APB No. 25 in accounting for the stock option plans above. No compensation expense has been recognized for stock options when the option price equals or exceeds the fair market value at date of grant. In order to calculate the pro forma information below, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. Assumptions include no dividend yield, risk-free interest rates ranging from of 6.5% to 7%, expected volatility ranging between 70% and 90%, and an expected life ranging from 7 years to 10 years. Pro forma results of operations for fiscal years 1999, 1998 and 1997 which reflect the adjustment to compensation expense to account for stock options in accordance with SFAS No. 123 are as follows:

                                                                   1999           1998           1997
                                                                 --------       --------       --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) as reported.............................        $5,650        $(79,320)      $(1,217)
Less--compensation expense on stock options, net of income
  tax benefit.............................................         5,189          12,320         5,500
                                                                  ------        --------       -------
Pro forma net income (loss)...............................        $  461        $(91,640)      $(6,717)
                                                                  ------        --------       -------
Pro forma net income (loss) per diluted share.............        $ 0.01        $  (1.89)      $ (0.14)
                                                                  ======        ========       =======

    The pro forma disclosure is not likely to be indicative of pro forma results of operations which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized as the options vest and additional awards may also be granted.

STOCK PURCHASE WARRANTS

    On March 10, 1998, the Company entered into a Sales Agreement with a client and issued 75,000 stock purchase warrants at an exercise price of $14.25 per share in exchange for services to be performed. Each warrant represents the right to purchase one share of the Company's Common Shares at the exercise price. Warrants representing 35,000 shares vested in fiscal year 1998 with the balance vesting over the next four years. The warrants became exercisable on March 10, 1998, and expire on March 9, 2007. The estimated fair value of the warrants on the date issued was $7.14 per share using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options described above. The Company recorded $153 and $250 in selling expense in fiscal years 1999 and 1998, respectively, for warrants that vested during the year.

13. BENEFIT PLANS

    In October 1995, the Company adopted a 401(k) savings plan. Employees, meeting certain eligibility requirements, as defined, may contribute up to 15% of pretax gross wages, subject to certain restrictions. The Company makes matching contributions of 25% of the first 6% of employee wages contributed to the

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

13. BENEFIT PLANS (CONTINUED)
plan. Company matching contributions vest 20% per year over a five-year period. For fiscal years 1999, 1998 and 1997, the Company made matching contributions to the plan of $365, $270 and $250, respectively.

    In fiscal year 1996, share owners of the Company adopted an employee stock purchase plan. The plan is administered by the compensation committee and permits eligible employees to purchase an aggregate of 600,000 Common Shares at 85% of the lesser of the current market closing price of the Company's Common Shares at the beginning or end of a quarter. Employees may annually purchase Common Shares up to the lesser of 15% of their gross wages or $25. During the fiscal years 1999, 1998 and 1997, 92,326, 57,669 and 34,693 Common Shares,
respectively, were issued to employees under this plan.

14. SEGMENT INFORMATION

    Through fiscal year 1999, the Company had three reportable segments organized around operating divisions providing separate and distinct services to clients. The operating divisions were managed separately because the service offerings require different technology and marketing strategies and have different operating models and performance metrics. The Customer Acquisition division provides outbound sales support to customers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. The Customer Care division provides inbound customer service, direct mail response, "help" line support and customer order processing. In December 1999, the Company established CustomerAssistance.com to provide customer relationship management services in the e-commerce environment. For fiscal 1999, the limited activity of CustomerAssistance.com is included in the results of the Customer Care division. CustomerAssistance.com will be reported as a separate business segment for fiscal year 2000.

    The Software Development division was managed by the Company's wholly-owned subsidiary, Paragren Technologies, Inc. ("Paragren"), which specialized in software-based consumer marketing products that help its clients analyze market, customer and sales data on a real-time basis. In December 1998 the Company adopted a plan to sell Paragren. Accordingly, the operating results of Paragren have been segregated from continuing operations and are reported separately as discontinued operations. Information about the sale of Paragren in January 2000 and the discontinued operations is reported in Note 6 to these consolidated financial statements.

    All operating net revenue and expenses are included in the results of the business segments. Shared Services expenses which include information technology costs and corporate selling, general and administrative expenses are allocated to the business segments primarily based upon telephone hours, consistent with management's financial expectations for the business segments. Other income and expense, principally interest expense and gain and loss on the disposal of assets, are excluded from the determination of business segment results. Shared Services assets that include investments in information technology and corporate assets are not allocated to the business segments. Corporate assets include cash and cash equivalents, tax assets, property and equipment associated with information technology and selling, general and administrative functions, and certain prepaid expenses and deferred charges related to risk management and corporate financing activities. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers. The Company evaluates performance based on operating earnings of the respective operating divisions.

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

14. SEGMENT INFORMATION (CONTINUED)
    The nature of the industry is such that the Company receives a significant portion of its annual net revenue from several large clients. The Company's largest client, a parcel delivery company provided 14%, 16% and 26% of annual net revenue for fiscal years 1999, 1998 and 1997, respectively, all of which was in the Customer Care division. In addition, a telecommunications company provided 10% of total annual net revenue in 1999, of which over 90% was in the Customer Care division. Another telecommunications client provided 13% and 17% of total net revenue in 1998 and 1997, respectively, of which over 70% was in the Customer Acquisition division.

    Segment information for fiscal years 1999, 1998, and 1997 is as follows (in thousands):

                                            CUSTOMER     CUSTOMER    SOFTWARE      SHARED
FISCAL YEARS ENDED                         ACQUISITION     CARE     DEVELOPMENT   SERVICES   COMBINED
------------------                         -----------   --------   -----------   --------   --------
January 2, 2000:
  Net revenue............................   $162,702     $264,943     $    --     $    --    $427,645
  Operating income (loss)................     (2,951)      25,546          --          --      22,595
  Restructuring charge (a)...............      7,600           --          --          --       7,600
  Capital expenditures...................      3,032        1,405          --       3,352       7,789
  Depreciation and amortization..........     14,663       19,757          --          --      34,420
  Identifiable assets (c)................     52,018      119,513      10,028      54,921     236,480
                                            --------     --------     -------     -------    --------
January 3, 1999:
  Net revenue............................   $199,523     $225,505     $    --     $    --    $425,028
  Operating income (loss)................    (77,315)      11,962          --          --     (65,353)
  Asset impairment charges (b)...........     69,700        1,472          --          --      71,172
  Restructuring charge (a)...............      6,600        2,400          --          --       9,000
  Capital expenditures...................      2,457       10,977          --       3,642      17,076
  Depreciation and amortization..........     17,450       18,020          --          --      35,470
  Identifiable assets (c)................     72,360      140,696       7,096      47,350     267,502
                                            --------     --------     -------     -------    --------
December 28, 1997:
  Net revenue............................   $182,874     $167,659     $    --     $    --    $350,533
  Operating income.......................     23,610        9,698          --          --      33,308
  Asset impairment charge (d)............      2,138        1,100          --          --       3,238
  Capital expenditures...................     14,795       12,430          --      16,517      43,742
  Depreciation and amortization..........     13,840        7,450          --          --      21,290
  Identifiable assets (c)................     75,165       68,233      15,318      27,115     185,831
                                            --------     --------     -------     -------    --------

------------------------

NOTES:

a. During fiscal year 1999 and 1998, the Company recorded restructuring charges to close customer contact centers, reconfigure certain administrative support facilities and reduce the salaried workforce.

b. During fiscal year 1998, the Company's Customer Acquisition division recognized an impairment loss of $69,700 on long-lived assets acquired with the purchase of ITI in May 1998. In addition, the

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

14. SEGMENT INFORMATION (CONTINUED)
    Company's Customer Care division recognized an impairment loss of $1,472 on capitalized software abandoned by the division during the year.

c. In December 1998, the Company's management approved a plan to sell Paragren. The identifiable assets for Software Development represent the net assets of discontinued operations that are being held for sale.

d. During fiscal year 1997, the Customer Acquisition and Customer Care divisions recorded a provision for software impairment as a result of plans to replace software platforms used by the divisions with superior technologies acquired with the purchase of Paragren.

15. QUARTERLY DATA (UNAUDITED)

    The following is a summary of the quarterly results of operations including income per share for APAC Customer Services, Inc. for the quarterly periods of 1999 and 1998 fiscal years (in thousands, except per share data):

                                             FIRST      SECOND     THIRD      FOURTH      FULL
FISCAL YEARS ENDED                          QUARTER    QUARTER    QUARTER    QUARTER      YEAR
------------------                          --------   --------   --------   --------   --------
1999 FISCAL YEAR ENDED JANUARY 2, 2000:
  Net revenue.............................  $107,421   $102,976   $103,188   $114,060   $427,645
  Gross profit............................    16,973     21,649     20,413     21,605     80,640
  Income (loss) from continuing operations
    (a)(b)(c).............................      (202)     1,145      1,929      2,778      5,650
  Net income (loss).......................      (202)     1,145      1,929      2,778      5,650
NET INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations
    (a)(b)................................  $  (0.00)  $   0.02   $   0.04   $   0.06   $   0.12
  Net income(loss) (a)(b).................     (0.00)      0.02       0.04       0.06       0.12
1998 FISCAL YEAR ENDED JANUARY 3, 1999:
  Net revenue.............................  $ 89,153   $104,885   $115,961   $115,029   $425,028
  Gross profit............................    19,365     20,079     23,360      8,245     71,049
  Income (loss) from continuing operations
    (a)(b)................................     5,353     (2,958)     3,613    (74,300)   (68,292)
  Loss from discontinued operations (c)...      (436)      (630)      (190)    (9,772)   (11,028)
  Net income (loss) (a)(b)................     4,917     (3,588)     3,423    (84,072)   (79,320)
NET INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations
    (a)(b)................................  $   0.11   $  (0.06)  $   0.07   $  (1.57)  $  (1.40)
  Net income(loss) (a)(b).................      0.10      (0.07)      0.07      (1.78)     (1.63)

------------------------

NOTES:

a. Fiscal year 1999 results include restructuring charges totaling $7,600 with $1,987, $3,986 and $1,627 recorded in the first, second and third quarters, respectively. Similarly, fiscal year 1998 results include

                          APAC CUSTOMER SERVICES, INC.

             (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

15. QUARTERLY DATA (UNAUDITED) (CONTINUED) a restructuring charge of $9,000 recorded in the second quarter. These charges related to a restructuring plan involving the closing of selected customer interaction centers, reconfiguration of certain administrative support facilities and reduction in the salaried work force.

b. The second and third quarters of fiscal year 1999 include favorable impacts in the amount of $3,686 and $1,229, respectively, relating to the reversal of telephone charges which had been accrued in the fourth quarter of 1998. These reversals resulted from the Company negotiating favorable dispositions of cost associated with guaranteed minimum usage telecommunications contracts. The fourth quarter of 1998 includes a total of $9,600 of nonrecurring charges associated with the 1998 purchase of ITI
    Holdings, Inc. ("ITI"). These consist of $2,500 to provide allowances for doubtful accounts for financially impaired clients and a total of $7,100 to accrue future telecommunications costs guaranteed under minimum usage contracts not expected to be recovered from future operations.

c. In December 1998, the Company's management approved a plan to sell the Paragren software development business. This sale was completed in January 2000. Accordingly, Paragren is reported as a discontinued operation. For fiscal year 1999, there was no income statement effect from the operations or disposal of Paragren. The loss provision of $8.4 million, established in the fourth quarter of 1998, was sufficient to offset Paragren's 1999 activity.

d. The loss from continuing operations in the fourth quarter of fiscal year 1998 includes impairment losses of $71,172 consisting of $69,700 of long-lived assets acquired with the purchase of ITI in May 1998, and $1,472 on capitalized software abandoned by the Company during the quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in
Part I under the caption "Executive Officers of Registrant") is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on June 9, 2000, under the caption "Election of Directors," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on June 9, 2000, under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on June 9, 2000, under the caption "Securities Beneficially Owned by Principal Share Owners and Management," which information is incorporated hereby by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on June 9, 2000, under the caption "Certain Transactions" which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

    The following financial statements of the Company are included in Part II,
Item 8:

        (i) Report of Independent Public Accountants

        (ii) Consolidated Balance Sheets as of January 2, 2000, and January 3, 1999

       (iii) Consolidated Statements of Operations for the Fiscal Years Ended January 2, 2000, January 3, 1999, and December 28, 1997

        (iv) Consolidated Statements of Share Owners' Equity for the Fiscal Years Ended January 2, 2000, January 3, 1999, and December 28, 1997

        (v) Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2000, January 3, 1999, and December 28, 1997

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

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       APAC CUSTOMER SERVICES, INC.

                                                                        /s/ GARY S. HOLTER
                                                            -----------------------------------------

                                                                          Gary S. Holter
                                                                    SENIOR VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER
Dated: March 28, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ THEODORE G. SCHWARTZ*                Chairman of the Board of
     -------------------------------------------         Directors                     March 28, 2000
                Theodore G. Schwartz

                 /s/ PETER M. LEGER*                   President, Chief Executive
     -------------------------------------------         Officer (Principal Executive  March 28, 2000
                   Peter M. Leger                        Officer) and Director

                 /s/ MARC S. SIMON*                    Executive Vice President and
     -------------------------------------------         Director                      March 28, 2000
                    Marc S. Simon

                                                       Executive Vice President and
                 /s/ GARY S. HOLTER                      Chief Financial Officer
     -------------------------------------------         (Principal Financial          March 28, 2000
                   Gary S. Holter                        Officer) March 28, 2000

               /s/ THOMAS M. COLLINS*                  Director
     -------------------------------------------                                       March 28, 2000
                  Thomas M. Collins

                /s/ GEORGE D. DALTON*                  Director
     -------------------------------------------                                       March 28, 2000
                  George D. Dalton

                /s/ PAUL G. YOVOVICH*                  Director
     -------------------------------------------                                       March 28, 2000
                  Paul G. Yovovich

                                                       Director
     -------------------------------------------
                  Clark E. McLeod**

* GARY S. HOLTER, AS ATTORNEY IN FACT FOR EACH PERSON INDICATED.

** MR. MCLEOD WAS APPOINTED AS A DIRECTOR EFFECTIVE MARCH 28, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Share Owners of APAC Customer Services, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of APAC Customer Services, Inc. and issued our unqualified opinion thereon dated February 9, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subject to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 9, 2000

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

             COLUMN A                COLUMN B                COLUMN C                 COLUMN D     COLUMN E
----------------------------------   --------                --------                 --------     --------
                                                             ADDITIONS
                                    BALANCE AT   ---------------------------------                BALANCE AT
                                    BEGINNING    CHARGED TO COSTS     CHARGED TO                    END OF
DESCRIPTION                         OF PERIOD      AND EXPENSES     OTHER ACCOUNTS   DEDUCTIONS     PERIOD
----------------------------------  ----------   ----------------   --------------   ----------   ----------
                                                                         (A)            (B)
Allowance for doubtful accounts:
  Year ended December 28, 1997....    $  360          $  300            $   --         $  213       $  447
  Year ended January 3, 1999......       447           3,090             3,052          2,339        4,250
  Year ended January 2, 2000......     4,250           1,080                --          3,770        1,560

Accrued Restructuring Charge:
  Year ended January 3, 1999......    $   --          $9,000            $   --         $5,264       $3,736
  Year ended January 2, 2000......     3,736           7,600                --          9,086        2,250

------------------------

NOTES:

(A) RELATED TO THE ACQUISITION OF ITI HOLDINGS, INC.

(B) REPRESENTS CHARGES FOR WHICH THE ALLOWANCE AND RESERVE ACCOUNTS WERE
    CREATED.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
        3.1             Articles of Incorporation of APAC Customer Services, Inc. is
                        incorporated by reference to Exhibit 3.1 to APAC Customer
                        Services, Inc.'s quarterly Report on Form 10-Q for the
                        quarter ended October 3, 1999.

        3.2             Amended and Restated Bylaws of APAC Customer Services, Inc.
                        as amended through September 29, 1999 incorporated by
                        reference to Exhibit 3.2 to APAC Customer Services, Inc.'s
                        Quarterly Report on Form 10-Q for the quarter ended
                        October 3, 1999.

        4.1             Specimen Common Stock Certificate incorporated by reference to Exhibit 4 to APAC Customer Services, Inc.'s Quarterly
                        Report on Form 10-Q for the quarter ended October 3, 1999.

      *10.1             APAC TeleServices, Inc. Amended and Restated 1995 Incentive
                        Stock Plan, as amended, incorporated by reference to
                        Exhibit 99.1 to APAC TeleServices, Inc.'s Current Report on
                        Form 8-K dated April 10, 1998

      *10.2             Amendment No. 1 to Amended and Restated APAC TeleServices,
                        Inc. 1995 Incentive Stock Plan incorporated by reference to
                        Exhibit 10.11 to APAC TeleServices, Inc.'s Registration
                        Statement on Form S-1, as amended, Registration
                        No. 33-95638

      *10.3             Amended and Restated APAC TeleServices, Inc. 1995
                        Nonemployee Director Stock Option Plan incorporated by
                        reference to Exhibit 10.2 to APAC TeleServices, Inc.'s
                        Registration Statement on Form S-1, as amended, Registration
                        No. 33-95638

      *10.4             Employment Agreement with Marc S. Simon, as amended,
                        incorporated by reference to Exhibit 10.3 to APAC
                        TeleServices, Inc.'s Registration Statement on Form S-1, as
                        amended, Registration No. 33-95638

      *10.5             Employment Agreement with Donald B. Berryman incorporated by reference to Exhibit 10.4 to APAC TeleServices, Inc.'s
                        Registration Statement on Form S-1, as amended, Registration
                        No. 33-95638

      *10.6 Employment Agreement with Peter M. Leger incorporated by reference Exhibit 10.2 to APAC Customer Services, Inc.
                        Quarterly Report on Form 10-Q for the quarter ended
                        October 3, 1999.

       10.7             Employment and relocation agreement with L. Clark Sisson.

       10.8             Amended and Restated Credit Agreement dated September 8,
                        1998 and First Amendment to Agreement, incorporated by reference to Exhibit 10 to APAC TeleServices, Inc.'s
                        Quarterly Report on Form 10-Q for the period ended
                        September 27, 1998

       10.9             Second Amendment and Waiver to Amended and Restated Credit
                        Agreement.

       10.10            Third Amendment and Waiver to Amended and Restated Credit
                        Agreement.

       10.11            Fourth Amendment to Amended and Restated Credit Agreement.

       10.12**          Agreement with United Parcel Service General Services Inc.
                        incorporated by reference to Exhibit 10.6 to APAC
                        TeleServices, Inc.'s Registration Statement on Form S-1, as
                        amended, Registration No. 33-95638

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
       10.13**          Amendment, dated September 22, 1999, to Agreement for
                        In-Bound Telemarketing with United Parcel Services Global
                        Services Co. incorporated by reference to Exhibit 10.1 to
                        APAC Customer Services, Inc. Quarterly Report on Form 10-Q
                        for the quarter ended October 3, 1999.

       10.14            Registration Rights Agreement incorporated by reference to
                        Exhibit 10.7 to APAC TeleServices, Inc.'s Registration
                        Statement on Form S-1, as amended, Registration
                        No. 33-95638

       10.15 Tax Agreement incorporated by reference to Exhibit 10.8 to APAC TeleServices, Inc.'s Registration Statement on
                        Form S-1, as amended, Registration No. 33-95638

       10.16**          Agreement with J.C. Penney Insurance Company, dated
                        November 1, 1994 incorporated by reference to Exhibit 10.9 to APAC TeleServices, Inc.'s Registration Statement on
                        Form S-1, as amended, Registration No. 33-95638

       21.1             Subsidiaries of APAC Customer Services, Inc.

       23.1             Consent of Arthur Andersen LLP

       24.1             Power of attorney executed by Theodore G. Schwartz,
                        Peter M. Leger, Marc S. Simon, Thomas M. Collins, George D.
                        Dalton, Paul G Yovovich

       27.1             Financial Data Schedule

------------------------

 * Indicates management employment contracts or compensatory plans or arrangements.

** Portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.