Form 10-Q
period 2000-04-02
APAC CUSTOMER SERVICE INC
filed 2000-05-17
CIK 949297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED APRIL 2, 2000
                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From _________________ to ______________

                         Commission file number 0-26786

                          APAC CUSTOMER SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               ILLINOIS                                  36-2777140
     (State or other jurisdiction                    (I.R.S. Employer
   of Incorporation or  organization)                Identification No.)

         SIX PARKWAY NORTH CENTER, SUITE 400, DEERFIELD, ILLINOIS 60015

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 374-4980

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

Common Shares, $0.01 par value 49,412,458 shares outstanding as of May 12, 2000.

===============================================================================

                                                       INDEX


                                                                                                    PAGE
                                                                                                    ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of April 2, 2000, and
          January 2, 2000. .......................................................................     3

          Consolidated Condensed Statements of  Operations for the Thirteen  Weeks Ended
          April 2, 2000, and April 4, 1999. ......................................................     4

          Consolidated Condensed Statements of Cash Flows for the Thirteen Weeks
          Ended April 2, 5 2000, and April 4, 1999. ..............................................     5

          Notes to Consolidated Condensed Financial Statements. ..................................     6-8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...     9-13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .............................     13

PART II.  OTHER INFORMATION

Item 1.   Litigation ..............................................................................    14

Item 2.   Changes in Securites ....................................................................    14

Item 6.   Exhibits and Reports on Form 8-K ........................................................    14

                                   Page 2

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            APRIL 2,             JANUARY 2,
                                                                              2000                  2000
                             ASSETS                                       (Unaudited)         (Audited, Note 1)
------------------------------------------------------------------  ----------------------  ----------------------
CURRENT ASSETS:
   Cash and cash equivalents                                               $ 27,630                $ 18,876
   Accounts receivable, net                                                  71,368                  72,031
   Net assets of discontinued operations                                          -                  10,028
   Other current assets                                                      14,031                  14,346
                                                                    ----------------------  ----------------------
     Total current assets                                                   113,029                 115,281

PROPERTY AND EQUIPMENT                                                      135,920                 133,960
Less--accumulated depreciation                                               75,176                  68,076
                                                                    ----------------------  ----------------------
     Property and equipment, net                                             60,744                  65,884

GOODWILL AND OTHER INTANGIBLE ASSETS                                         61,009                  61,009
Less--accumulated amortization                                                9,533                   8,468
                                                                    ----------------------  ----------------------
     Goodwill and other intangible assets, net                               51,476                  52,541

OTHER ASSETS                                                                  6,911                   2,774
                                                                    ----------------------  ----------------------
   Total assets                                                             232,160                 236,480
                                                                    ======================  ======================

                         LIABILITIES AND
                      SHARE OWNERS' EQUITY
------------------------------------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                    $ 16,482                $ 16,808
   Accounts payable                                                           4,628                   7,588
   Other current liabilities                                                 43,973                  38,928
                                                                    ----------------------  ----------------------
     Total current liabilities                                               65,083                  63,324

LONG-TERM DEBT, LESS CURRENT MATURITIES                                     100,873                 115,987

DEFERRED INCOME TAXES                                                         2,636                   2,623

OTHER LIABILITIES                                                             5,694                   5,924

COMMITMENTS AND CONTINGENCIES

SHARE OWNERS' EQUITY:
   Preferred shares, $0.01 par value; 50,000,000 shares
     authorized; none issued and outstanding                                      -                       -
   Common shares, $0.01 par value; 200,000,000
     shares authorized; 49,370,371 shares issued
     at April 2, 2000; 49,079,617 shares issued at
     January 2, 2000                                                            494                     491
   Additional paid-in capital                                                98,074                  94,945
   Accumulated deficit                                                      (37,492)                (41,163)
   Less--treasury shares at cost; 913,348 and 1,609,000 shares at
            April 2, 2000, and January 2, 2000, respectively                 (3,202)                 (5,651)
                                                                    ----------------------  ----------------------
     Total share owners' equity                                              57,874                  48,622
                                                                    ----------------------  ----------------------
   Total liabilities and share owners' equity                              $232,160                $236,480
                                                                    ======================  ======================

                       See notes to consolidated condensed financial statements

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    THIRTEEN (13) WEEKS ENDED
                                                -------------------------------
                                                 APRIL 2,          APRIL 4,
                                                   2000              1999
                                                ------------    ---------------
NET REVENUE:                                        $118,364            $107,420

OPERATING EXPENSES:
    Cost of services                                  91,022              90,448
    Selling, general and administrative
        expenses                                      18,680              11,920
    Restructuring charge                                   -               1,987
                                                ------------     ----------------
      Total operating expenses                       109,702             104,355
                                                ------------     ----------------
    Operating income                                   8,662               3,065
INTEREST EXPENSE, NET                                  2,736               3,407
                                                ------------     ----------------
    Income from continuing operations
        before income taxes                            5,926                (342)
PROVISION FOR INCOME TAXES                             2,370                (140)
                                                ------------     ----------------
    Income from continuing
        operations                                     3,556                (202)
DISCONTINUED OPERATIONS
    Gain on Sale of Paragren Technologies,
    Inc. less income tax provision of $77                115                   -
                                                ------------     ----------------
NET INCOME                                             3,671                (202)
                                                ============     ================

INCOME (LOSS) PER SHARE:
    Basic:
        Continuing operations                       $   0.07            $  (0.00)
        Discontinued operations                         0.00               (0.00)
                                                ------------     ----------------
        Net income                                  $   0.07            $  (0.00)
                                                ============     ================

    Diluted:
        Continuing operations                       $   0.07            $  (0.00)
        Discontinued operations                         0.00               (0.00)
                                                ------------     ----------------
        Net income                                  $   0.07            $  (0.00)
                                                ============     ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                             47,638              48,915
    Diluted                                           51,425              49,114

           See notes to consolidated condensed financial statements.

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             THIRTEEN (13) WEEKS ENDED
                                                                   ----------------------------------------------
                                                                        APRIL 2,                   APRIL 4,
                                                                           2000                      1999
                                                                   --------------------       -------------------
                                                                                  (000's omitted)
OPERATING ACTIVITIES:
   Net income from continuing operations                                   $  3,671                    $  (202)
   Depreciation and amortization                                              9,316                      9,156
   Deferred income taxes                                                        107                        590
   Restructuring charge                                                           -                      1,987
   Change in operating assets and liabilities                                (7,915)                    (6,504)
                                                                   --------------------       -------------------
      Net cash provided by continuing operations                              5,179                      5,027
   Cash used by discontinued operations                                           -                     (3,413)
                                                                   --------------------       -------------------
      Net cash provided by operations                                         5,179                      1,614

INVESTING ACTIVITIES:
   Proceeds from sale of Paragren Technologies, Inc.                         17,000                          -
   Purchases of property and equipment, net                                  (2,650)                    (4,439)
                                                                   --------------------       -------------------
      Net cash provided (used) by investing activities                       14,350                     (4,439)

FINANCING ACTIVITIES:
   Borrowings under revolving credit facilities                                   -                     10,000
   Payments on long-term debt                                               (15,440)                    (3,381)
   Decrease in customer deposits                                               (916)                    (3,764)
   Sale of treasury shares                                                    5,000                          -
   Stock and warrant transactions, including related
      income tax benefits                                                       581                        217
                                                                   --------------------       -------------------
      Net cash (used) provided by financing activities                      (10,775)                     3,072
                                                                   --------------------       -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  $  8,754                    $   247
                                                                   ====================       ===================

           See notes to consolidated condensed financial statements.

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS EXCEPT AS OTHERWISE INDICATED)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 2, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. The balance sheet at January 2, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

2.   GOODWILL AND INTANGIBLE ASSETS

At April 2, 2000, goodwill and intangible assets consisted of the following:


                                                           ACCUMULATED                NET
                                       COST               AMORTIZATION            BOOK VALUE
                                  -----------------     ------------------     ------------------
                                                         (In thousands)
           Goodwill                       $28,916                 $3,920                $24,996
           Customer relationships          28,493                  4,657                 23,836
           Assembled workforce              3,600                    956                  2,644
                                  -----------------     ------------------     ------------------
               Total                       61,009                 $9,533                $51,476
                                  =================     ==================     ==================

3.   OTHER CURRENT LIABILITIES

The components of other current liabilities included in the consolidated condensed balance sheets are as follows:


                                                    APRIL 2,         JANUARY 2,
                                                     2000              2000
                                                 --------------    --------------
                                                         (000's omitted)
        Payroll and related items                      $22,430           $22,248
        Accrued Relocation                               3,077               998
        Telecommunication costs                          3,470             3,619
        Accrued professional fees                        2,365               977
        Acquisition-related costs                          857             1,145
        Customer deposits                                  803             1,489
        Restructuring charges                            1,611             2,250
        Other                                            9,360             6,202
                                                 --------------    --------------
            Total                                      $43,973           $38,928
                                                 ==============    ==============

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--CONTINUED
              (DOLLARS IN THOUSANDS EXCEPT AS OTHERWISE INDICATED)
                                   (UNAUDITED)

4.   RESTRUCTURING CHARGE

         During the first quarter of fiscal 1999, the Company recorded a restructuring charge of $2.0 million. This restructuring plan involved closing 7 Sales Solutions Customer Contact Centers and reducing the salaried workforce by approximately 15 employees. The $2.0 million restructuring charge included $1.4 million for the write-down of property and equipment and $0.6 million for employee severance costs. The remaining restructuring reserve of $0.6 million at April 4, 1999, was used prior to the end of fiscal 1999.

         During the first quarter of fiscal 2000 the Company utilized $0.6 million of the $2.2 million restructuring accruals related to fiscal 1999 restructuring charges recorded in the second and third quarters of fiscal 1999. The remaining balance of $1.6 million at April 2, 2000 represents $1.1 million for the write-down of property and equipment, $0.1 million for employee severance costs and $0.4 million for lease termination costs. The remaining accruals will be utilized during fiscal 2000.

5.  LEGAL PROCEEDINGS

         The Company was previously engaged in two arbitration proceedings and one lawsuit, all with the former owner of Paragen Technologies, Inc. In April 2000 all proceedings against such former owner were settled. The settlement did not have a material impact on the Company's results of operations or consolidated financial position.

         On January 5, 2000, APAC, Inc. filed suit against the Company in the U.S. District Court for the Northern District of Georgia (Atlanta Division) alleging that the Company's use of "APAC" in the Company's name infringes a trademark of APAC, Inc. The suit asserts violations of the federal Lanham Act and various Georgia state statutes, as well as a breach by the Company of an agreement between APAC, Inc. and the Company. The Company has answered the complaint and intends to defend itself vigorously.

         Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

6.   DISCONTINUED OPERATIONS

In December 1998, the Company's management approved a plan to sell Paragren. Accordingly, Paragren was reported as a discontinued operation, and the consolidated condensed financial statements, have been reclassified to segregate the operating results and net assets of the business. The net loss from discontinued operations for the first three months of fiscal 1999 of $2.3 million was offset against provisions for anticipated loss recorded at January 3, 1999.

In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. and received $17 million in cash proceeds. In addition, the Company may receive up to an additional $3 million in proceeds subject to the terms of escrow and earn-out agreements. After selling expenses and other costs, $11 million of the proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets. The operations and anticipated disposal of Paragren did not affect the Company's results of operations in the first quarter of fiscal 2000 as the loss provision established in fiscal 1998, was sufficient to absorb this. The Company recorded a gain on the sale of Paragren of $0.1 million in the first quarter of fiscal 2000.

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--CONTINUED
              (DOLLARS IN THOUSANDS EXCEPT AS OTHERWISE INDICATED)
                                   (UNAUDITED)


7.   SEGMENT INFORMATION

The Company has three reportable segments organized around operating divisions providing separate and distinct services to clients. The operating divisions are managed separately because the service offerings require different technology and marketing strategies and have different operating models and performance metrics. The Customer Care division provides inbound customer service, direct mail response, "help" line support and customer order processing. The Customer Acquisition division provides outbound sales support to customers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. CustomerAssistance.com provides Web based customer relationship management products and services for Fortune 1000 and "dot.com" companies. All operating net revenue and expenses are included in the results of the business segments. Other income and expense, principally interest expense and gain and loss on the disposal of assets, are excluded from the determination of business segment results.


Segment information for continuing operations for the thirteen weeks ended April 2, 2000, and April 4, 1999, is as follows:


                                                CUSTOMER                    CUSTOMER
                 PERIOD ENDED                     CARE                    ACQUISITION           CUSTOMERASSISTANCE.COM
      ------------------------------------  --------------------      ---------------------     ------------------------
                                                                 (In thousands)
      THIRTEEN WEEKS:
         April 2, 2000
             Net revenue                              $74,170                    $43,523                        $671
             Operating income                          14,666                     10,505                      (1,688)


         April 4, 1999*:
             Net revenue                              $66,223                     41,197                           -
             Operating income (loss)                    5,907                     (2,842)                          -
             Restructuring charge                           -                      1,987                           -

      *Restated to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

The Company provides multi-channel customer relationship management ("CRM") solutions for corporate clients operating in the parcel delivery, financial services, insurance, retail, health care and pharmaceuticals, and telecommunications industries throughout the United States. The Customer Care business unit, provides inbound customer service, direct mail response, integrated voice response, "help" line support and customer order processing through its own customer interaction centers as well as through facilities managed by the Company but owned /operated by its clients. The Customer Acquisition business unit, provides customer lead generation, acquisition and retention through outbound sales support to consumers and businesses, market research and targeted marketing plan development. In December 1999, the Company formed a wholly-owned subsidiary, CustomerAssistance.com, Inc., which provides electronic CRM ("e-CRM") products and services including e.PACTM, a multi-channel platform that supports a broad range of integrated, e-commerce-based interaction capabilities. As of January 2, 2000, the Company operated and managed approximately 10,500 workstations in 56 customer interaction centers.

In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. and received $17 million in cash proceeds. In addition, the Company may receive up to an additional $3 million in proceeds subject to the terms of escrow and earn-out agreements. After selling expenses and other costs, $11 million of the proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets. The operations and anticipated disposal of Paragren did not affect the Company's results of operations in the first quarter of fiscal 2000 as the loss provision established in fiscal 1998, was sufficient to absorb these losses. The Company recorded a gain on the sale of Paragren of $0.1 million in the first quarter of fiscal 2000.

RESULTS OF OPERATIONS

The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided by the Company for the thirteen week periods ended April 2, 2000, and April 4, 1999.


                                                  THIRTEEN (13) WEEKS ENDED
                                               ------------- -- -----------------
                                                 APRIL 2,           APRIL 4,
                                                   2000              1999*
                                               -------------    -----------------
NET REVENUE:
   Customer Care                                    62.7%            61.6%
   Customer Acquisition                             36.7             38.4
   CustomerAssistance.com                            0.6
                                               -------------    -----------------
      Total net revenue                            100.0            100.0

OPERATING EXPENSES:
   Cost of services                                 76.9             84.2
   Selling, general and administrative
       expenses                                     15.8             11.1
   Restructuring charges                             -                1.8
                                               -------------    -----------------
       Total operating expenses                     92.7             97.1
                                               -------------    -----------------
   Operating income                                  7.3              2.9
INTEREST EXPENSE, NET                                2.3              3.2
                                               -------------    -----------------
   Income from continuing operations
       before income taxes                           5.0             (0.3)
PROVISION FOR INCOME TAXES                           2.0             (0.1)
                                               -------------    -----------------
   Income from continuing operations
GAIN ON SALE OF PARAGREN TECHNOLOGIES,
       INC., NET                                      .2                -
                                               -------------    -----------------
NET INCOME                                           3.2%            (0.2)%
                                               =============    =================

*Restated to conform to current year presentation.


COMPARISON OF FIRST QUARTER RESULTS

Net revenue increased 10% to $118.4 million in the first quarter of fiscal 2000 from $107.4 million in the same period of fiscal 1999, an increase of $11.0 million. Customer Care net revenue increased by $7.9 million or 12.0% over comparable fiscal 1999 levels. The increase in Customer Care net revenue was due primarily to volume from new clients. Customer Acquisition net revenue increased by $2.4 million or 5.6 %. This increase in Customer Acquisition net revenue was primarily due to rate increases for existing clients and a more favorable business mix. CustomerAssistance.com contributed $0.7 million of revenue.

Cost of Services increased $0.6 million in the first quarter of fiscal 2000, or 0.6% to $91.0 million from $90.4 million in the first quarter of fiscal 1999. This modest increase on a 10% revenue growth was due to operational improvements in both Customer Care and Customer Acquisition. Customer Acquisition gross profit margins improved to 26.9% in the first quarter of fiscal 2000 from 9.6% in the previous year on improved business mix, better capacity utilization, increased productivity and a reduction in fixed costs which resulted from the restructuring plans implemented in the first quarter of fiscal 1999 that reduced the number of workstations and corresponding excess capacity. Customer Care also contributed with an increase in gross profit to 21.6% in fiscal 2000 from 19.7% in the first quarter of fiscal
1999. This increase resulted from improvements in personnel efficiencies through workforce management and better capacity utilization.

Selling, general and administrative expenses increased to $18.7 million in the first three months of fiscal 2000 from $11.9 million in fiscal 1999 before restructuring charges, an increase of $6.8 million or 57.1%. As a percent of net revenue, selling, general and administrative expenses increased to 15.8% in fiscal 2000 from 11.1% in fiscal 1998. This increase was primarily due to investments in the areas of people, technology and facilities specifically, adding marketing, salesforce and senior management personnel, new product development and technology platform, management and infrastructure required for CustomerAssistance.com, and the new headquarters facilities and associated personnel relocation.

During the first quarter of fiscal 1999, the Company recorded a restructuring charge of $2.0 million in connection with the closure of 7 customer interaction centers and reductions in the salaried workforce. The facility closure charge included $1.4 million for the write-down of property and equipment and $0.6 million for employee severance costs. This accrual was completely utilized by the end of fiscal 1999.

The Company generated operating income of $8.7 million in the first quarter of fiscal 2000 compared to $5.1 million (before restructuring charges) for fiscal 1999. For the Customer Care business unit, operating income for the first quarter of 2000 was $14.7 million, or 19.8% of net revenue, compared to operating income of $5.9 million, or 8.9% of net revenue, for the same period in the prior year, principally due to increased net revenue and improved gross margins. The Customer Acquisition business unit generated operating income of $10.5 million in the first quarter of fiscal 2000, compared to an operating loss of $0.9 million before restructuring charges, for the same period in fiscal 1999. The positive operating performance of the Customer Acquisition business unit in fiscal 2000 was primarily due to increased net revenue and the significant improvement in gross margins related to the successful implementation of the restructuring plans initiated in fiscal 1999 to reduce excess capacity and improve operating performance.

Net interest expense for the first quarter of fiscal 2000 decreased by $0.7 million compared to the same period in fiscal 1999. This decrease reflects the reduction in term debt from the end of the first quarter of fiscal 1999 to April 2, 2000 and positive results from the Company's working capital management efforts that have contributed to increased cash balances.

The Company's effective income tax rate is 40.0 % at the end of the first quarter of fiscal 2000 which is in line with the overall effective rate of 40% for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth consolidated statements of cash flow data for the Company for the thirteen week periods ended April 2, 2000, and April 4, 1999 respectively.


                                                                     2000              1999
                                                                  -----------      -------------
                                                                          (In millions)
Net cash provided by operating activities                          $  5.2               $ 1.6
Net cash provided (used) by investing activities                     14.4                (4.4)
Net cash provided (used) by financing activities                    (10.8)                3.0
                                                                  -----------      -------------
Net increase in cash                                               $  8.8               $  .2
                                                                  ===========      =============

Cash provided by operations during the first quarter of fiscal 2000 totaled $5.2 million, an increase of $3.6 million from the comparable period in fiscal 1999. This increase was principally due to improved operating results, and the elimination of cash usage by Paragren Technologies, Inc., a discontinued operation. The Company spent $2.7 million and $4.4 million during the first three months of fiscal 2000 and 1999, respectively, for capital expenditures, primarily information technology in fiscal 2000, and construction of additional call center capacity for Customer Care clients and to upgrade equipment in existing centers in 1999. These capital expenditures were funded with cash provided by operations. In conjunction with the move to the new headquarters facility in Deerfield, the Company has committed to spend approximately $5 million for furniture, renovations and technology equipment of which $1.0 million was incurred in the first quarter of fiscal 2000. On March 28, 2000 the Company sold an aggregate of 695,652 common shares held in treasury to Clark E. McLeod for $5,000,000 in cash, or $7.1875 per share.

At January 2, 2000, the Company had a $75.0 million Revolving Credit Facility ("Revolving Facility") available for general working capital purposes and capital expenditures. On January 20, 2000, the Company amended the Credit Facility, reducing the Revolving Facility to $50.0 million. Availability of up to $10.0 million of the $50.0 million total is restricted subject to the attainment of trailing four quarters EBITDA of at least $60.0 million. As of April 2, 2000, there were no borrowings outstanding under the Revolving Facility. The Company made $15.0 million of repayments on its term loan during the first three months of fiscal 2000, $11 million of which was made as a result of the sale of Paragren, resulting in a balance outstanding at April 2, 2000, of $115.0 million. $12.0 million in principal payments will be made over the remainder of fiscal 2000.

The Company expects that cash from future operations and available borrowings under the Revolving Facility will be sufficient to meet normal operating needs as well as fund any planned capital expenditures during fiscal year 2000.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-Q may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the businesses of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to the timing of clients' initiation and termination of large programs; changes in competitive conditions affecting the Company's industry; the ability of the Company's clients to terminate contracts with the Company on relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company's automated systems and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer relationship management solutions and in-house customer relationship operations. See the Company's filings with the Securities and Exchange Commission for further discussion of the risks and uncertainties associated with the Company's business, in particular the discussion under the caption "Information Regarding Forward-Looking Statements" in Item 7 (Management's Discussion and Analysis of

Financial Condition and Results of Operations) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U. S. interest rates. This exposure is directly related to its normal operating and funding activities. Because the Company's obligations under its bank credit agreement bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its long-term debt interest rate exposure, rather than for trading purposes. A 10% increase or decrease in market interest rates that effect the Company's financial instruments would not have a material impact on earnings during the remainder of fiscal 2000, and would not materially affect the fair value of the Company's financial instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LITIGATION

         The Company was previously engaged in two arbitration proceedings and one lawsuit, all with the former owner of Paragen Technologies, Inc. In April 2000 all proceedings against such former owner were settled. The settlement did not have a material impact on the Company's results of operations or consolidated financial position.

         On January 5, 2000, APAC, Inc. filed suit against the Company in the U.S. District Court for the Northern District of Georgia (Atlanta Division) alleging that the Company's use of "APAC" in the Company's name infringes a trademark of APAC, Inc. The suit asserts violations of the federal Lanham Act and various Georgia state statutes, as well as a breach by the Company of an agreement between APAC, Inc. and the Company. The Company has answered the complaint and intends to defend itself vigorously.

         Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

ITEM 2.  CHANGES IN SECURITES

         On March 28, 2000 the Company sold an aggregate of 695,652 common shares held in treasury to Clark E. McLeod for $5,000,000 in cash, or $7.1875 per share, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The sale of the shares did not involve any underwriters, underwriting discounts or commissions. In connection with this transaction, a restrictive legend was affixed to the stock certificate representing the shares, and the purchaser made representations to the Company regarding his qualifications as an "accredited investor" within the meaning of Regulation D under the Securities Act and his intention to acquire the shares for investment and not with a view to any distribution thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:


           Exhibit
            Number                                              Description
       -------------------    -----------------------------------------------------------------------------------------
              3.2             Amended and Restated Bylaws of APAC Customer Services, Inc. as amended through April
                              30, 2000.

             10.1             Second Amended and Restated 1995 Incentive Stock Plan

             27.1             Financial Data Schedule


(b)     REPORTS ON FORM 8-K.  None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                                          APAC CUSTOMER SERVICES, INC.


Date:    May 17, 2000                   By:          /s/ Peter M. Leger
                                             ---------------------------------
                                                        President and
                                                   Chief Executive Officer
                                                (Principal Executive Officer)



Date:    May 17, 2000                 By:          /s/ Gary S. Holter
                                           -----------------------------------
                                                  Senior Vice President and
                                                    Chief Financial Officer
                                               (Principal Financial Officer)


Date:    May 17, 2000                 By:         /s/ Kenneth R. Batko
                                          ------------------------------------
                                            Vice President and Controller
                                            (Principal Accounting Officer)