Form 10-Q/A
period 2000-04-02
APAC CUSTOMER SERVICE INC
filed 2000-05-19
CIK 949297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-Q/A

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

                                                       INDEX


                                                                                                    PAGE
                                                                                                    ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of April 2, 2000, and
          January 2, 2000. .......................................................................     3

          Consolidated Condensed Statements of  Operations for the Thirteen  Weeks Ended
          April 2, 2000, and April 4, 1999. ......................................................     4

          Consolidated Condensed Statements of Cash Flows for the Thirteen Weeks
          Ended April 2, 5 2000, and April 4, 1999. ..............................................     5

          Notes to Consolidated Condensed Financial Statements (As amended for
          Note 7 - Segment Information). .........................................................     6-8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
          (As amended for Comparison of First Quarter Results). ..................................     9-13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .............................     13

PART II.  OTHER INFORMATION

Item 1.   Litigation ..............................................................................    14

Item 2.   Changes in Securites ....................................................................    14

Item 6.   Exhibits and Reports on Form 8-K ........................................................    14

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


Segment information for continuing operations after full allocation of selling, general and administrative expenses for the thirteen weeks ended April 2, 2000, and April 4, 1999, is as follows:




                                              CUSTOMER         CUSTOMER
                 PERIOD ENDED                   CARE          ACQUISITION    CUSTOMERASSISTANCE.COM   COMBINED
      ------------------------------------  ------------    ---------------  ----------------------   --------
                                                       (In thousands)
      THIRTEEN WEEKS:
         April 2, 2000
             Net revenue                      $74,170          $43,523             $   671            $118,364
             Operating income                   5,365            5,678              (2,381)              8,662


         April 4, 1999*:
             Net revenue                      $66,223          $41,197                   -            $107,420
             Operating income (loss)            5,907           (2,842)                  -               3,065
             Restructuring charge                   -            1,987                   -               1,987


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


The Company generated operating income of $8.7 million in the first quarter of fiscal 2000 compared to $5.1 million (before restructuring charges) for fiscal 1999. For the Customer Care business unit, operating income for the first quarter of 2000 was $5.4 million, or 7.2% of net revenue, compared to operating income of $5.9 million, or 8.9% of net revenue, for the same period in the prior year, due to increased net revenue and improved gross margins offset by higher selling, general and administrative expenses as previously discussed. The Customer Acquisition business unit generated operating income of $5.7 million in the first quarter of fiscal 2000, compared to an operating loss of $0.9 million before restructuring charges, for the same period in fiscal 1999. The positive operating performance of the Customer Acquisition business unit in fiscal 2000 was primarily due to increased net revenue and the significant improvement in gross margins related to the successful implementation of the restructuring plans initiated in fiscal 1999 to reduce excess capacity and improve operating performance.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:



           Exhibit
            Number                                              Description
       -------------------    -----------------------------------------------------------------------------------------
              3.2             Amended and Restated Bylaws of APAC Customer Services, Inc. as amended through April
                              30, 2000 is incorporated by reference to APAC Customer Services, Inc.'s Quarterly
                              Report on Form 10-Q for the quarter ended April 2, 2000, filed May 17, 2000.

             10.1             Second Amended and Restated 1995 Incentive Stock Plan is incorporated by reference to
                              APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
                              April 2, 2000, filed May 17, 2000.

             27.1             Financial Data Schedule is incorporated by reference to APAC Customer Services, Inc.'s
                              Quarterly Report on Form 10-Q for the quarter ended April 2, 2000, filed May 17, 2000.



(b)     REPORTS ON FORM 8-K.  None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                                          APAC CUSTOMER SERVICES, INC.


Date:    May 18, 2000                   By:          /s/ Peter M. Leger
                                             ---------------------------------
                                                        President and
                                                   Chief Executive Officer
                                                (Principal Executive Officer)



Date:    May 18, 2000                 By:          /s/ Gary S. Holter
                                           -----------------------------------
                                                  Senior Vice President and
                                                    Chief Financial Officer
                                               (Principal Financial Officer)


Date:    May 18, 2000                 By:         /s/ Kenneth R. Batko
                                          ------------------------------------
                                            Vice President and Controller
                                            (Principal Accounting Officer)