Form 10-Q
period 2000-07-02
APAC CUSTOMER SERVICE INC
filed 2000-08-16
CIK 949297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        FOR THE PERIOD ENDED JULY 2, 2000
                                       or

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

Common Shares, $0.01 par value 49,671,372 shares outstanding as of August 11, 2000.

================================================================================

                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Consolidated Condensed Balance Sheets as of July 2, 2000, and
     January 2, 2000.                                                                   3

     Consolidated Condensed Statements of  Operations for the Thirteen and
     Twenty-Six Weeks Ended July 2, 2000, and July 4, 1999.                             4

     Consolidated Condensed Statements of Cash Flows for the Twenty-Six Weeks
     Ended July 2, 2000, and July 4, 1999.                                            5

     Notes to Consolidated Condensed Financial Statements                             6-8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                        9-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   14

PART II.  OTHER INFORMATION

Item 1.   Litigation                                                                   15

Item 4.   Submission of Matters to a Vote of  Security Holders                         15

Item 6.   Exhibits and Reports on Form 8-K                                             16

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JULY 2,
                                                                                   2000         JANUARY 2,
                             ASSETS                                            (Unaudited)        2000
---------------------------------------------------------------------------      --------       --------
CURRENT ASSETS:
     Cash and cash equivalents                                                   $ 29,060       $ 18,876
     Accounts receivable, net                                                      77,377         72,031
     Net assets of discontinued operations                                             --         10,028
     Other current assets                                                          14,697         14,346
                                                                                 --------       --------
     Total current assets                                                         121,134        115,281

PROPERTY AND EQUIPMENT                                                            133,678        133,960
Less--accumulated depreciation                                                     78,339         68,076
                                                                                 --------       --------
     Property and equipment, net                                                   55,339         65,884

GOODWILL AND OTHER INTANGIBLE ASSETS                                               61,009         61,009
Less--accumulated amortization                                                     10,560          8,468
                                                                                 --------       --------
     Goodwill and other intangible assets, net                                     50,449         52,541

OTHER ASSETS                                                                        7,086          2,774
                                                                                 --------       --------
     Total assets                                                                $234,008       $236,480
                                                                                 ========       ========

                         LIABILITIES AND
                      SHARE OWNERS' EQUITY
---------------------------------------------------------------------------
CURRENT LIABILITIES:
     Current maturities of long-term debt                                        $ 16,483       $ 16,808
     Accounts payable                                                               5,862          7,588
     Other current liabilities                                                     42,080         38,928
                                                                                 --------       --------
     Total current liabilities                                                     64,425         63,324

LONG-TERM DEBT, LESS CURRENT MATURITIES                                            96,758        115,987

DEFERRED INCOME TAXES                                                               2,649          2,623

OTHER LIABILITIES                                                                   7,254          5,924

COMMITMENTS AND CONTINGENCIES

SHARE OWNERS' EQUITY:
     Preferred shares, $0.01 par value; 50,000,000 shares
       authorized; none issued and outstanding                                         --             --
     Common shares, $0.01 par value; 200,000,000
       shares authorized; 49,517,865 shares issued
       at July 2, 2000; 49,079,617 shares issued at
       January 2, 2000                                                                495            491
     Additional paid-in capital                                                    99,122         94,945
     Accumulated deficit                                                          (33,493)       (41,163)
     Less--treasury shares at cost; 913,348 and 1,609,000 shares at
       July 2, 2000, and January 2, 2000, respectively                             (3,202)        (5,651)
                                                                                 --------       --------
          Total share owners' equity                                               62,922         48,622
                                                                                 --------       --------
     Total liabilities and share owners' equity                                  $234,008       $236,480
                                                                                 ========       ========

            See notes to consolidated condensed financial statements

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           THIRTEEN  (13) WEEKS ENDED  TWENTY-SIX (26)WEEKS ENDED
                                                           --------------------------  --------------------------
                                                              JULY 2,       JULY 4,       JULY 2,       JULY 4,
                                                               2000          1999          2000          1999
                                                             --------      --------      --------      --------
NET REVENUE:                                                 $118,594      $102,976      $236,958      $210,396

OPERATING EXPENSES:
     Cost of services                                          88,611        81,327       179,633       171,775
     Selling, general and administrative
       expenses                                                20,729        12,129        39,409        24,049
     Restructuring charges                                         --         3,986            --         5,973
                                                             --------      --------      --------      --------
       Total operating expenses                               109,340        97,442       219,042       201,797
                                                             --------      --------      --------      --------
     Operating income                                           9,254         5,534        17,916         8,599
INTEREST EXPENSE, NET                                           2,590         3,548         5,326         6,955
                                                             --------      --------      --------      --------
     Income from continuing operations
       before income taxes                                      6,664         1,986        12,590         1,644
PROVISION FOR INCOME TAXES                                      2,666           840         5,036           700
                                                             --------      --------      --------      --------
     Income from continuing operations                          3,998         1,146         7,554           944
DISCONTINUED OPERATIONS
     Gain on Sale of Paragren Technologies,
     Inc. less income tax provision of $77                         --            --           115            --
                                                             --------      --------      --------      --------
NET INCOME                                                   $  3,998      $  1,146      $  7,669      $    944
                                                             ========      ========      ========      ========

INCOME PER SHARE:
     Basic:
          Continuing operations                              $   0.08      $   0.02      $   0.16      $   0.02
          Discontinued operations                                0.00          0.00          0.00          0.00
                                                             --------      --------      --------      --------
          Net income                                         $   0.08      $   0.02      $   0.16      $   0.02
                                                             ========      ========      ========      ========

     Diluted:
          Continuing operations                              $   0.08      $   0.02      $   0.15      $   0.02
          Discontinued operations                                0.00          0.00          0.00          0.00
                                                             --------      --------      --------      --------
          Net income                                         $   0.08      $   0.02      $   0.15      $   0.02
                                                             ========      ========      ========      ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

     Basic                                                     48,352        48,851        48,018        48,939
     Diluted                                                   51,581        49,126        51,152        49,122

           See notes to consolidated condensed financial statements.

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     TWENTY-SIX (26) WEEKS ENDED
                                                                     ---------------------------
                                                                        JULY 2,        JULY 4,
                                                                         2000           1999
                                                                       --------       --------
OPERATING ACTIVITIES:
     Net income                                                        $  7,669       $    944
     Depreciation and amortization                                       16,547         17,449
     Deferred income taxes                                                  215          1,910
     Restructuring charges                                                   --          5,973
     Change in operating assets and liabilities                         (13,648)        (8,409)
                                                                       --------       --------
          Net cash provided by continuing operations                     10,783         17,867
     Cash used by discontinued operations                                    --         (3,362)
                                                                       --------       --------
          Net cash provided by operating activities                      10,783         14,505

INVESTING ACTIVITIES:
     Proceeds from sale of Paragren Technologies, Inc.                   17,000             --
     Purchases of property and equipment, net                            (3,692)        (4,948)
                                                                       --------       --------
          Net cash provided (used) by investing activities               13,308         (4,948)

FINANCING ACTIVITIES:
     Payments on long-term debt                                         (19,554)        (6,804)
     Decrease in customer deposits                                         (983)        (6,107)
     Sale of treasury shares                                              5,000             --
     Stock and warrant transactions, including related
       income tax benefits                                                1,630            357
                                                                       --------       --------
          Net cash used by financing activities                         (13,907)       (12,554)
                                                                       --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                10,184         (2,997)

BEGINNING CASH BALANCE                                                   18,876          3,543
                                                                       --------       --------

ENDING CASH BALANCE                                                    $ 29,060       $    546
                                                                       ========       ========

           See notes to consolidated condensed financial statements.

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS EXCEPT AS OTHERWISE INDICATED)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended July 2, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. The balance sheet at January 2, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

2.   GOODWILL AND INTANGIBLE ASSETS

At July 2, 2000, goodwill and intangible assets consisted of the following:

                                                        ACCUMULATED       NET
                                               COST     AMORTIZATION   BOOK VALUE
                                              -------   ------------   ----------
                                                       (In thousands)
     Goodwill                                 $28,916      $ 4,232      $24,684
     Customer relationships                    28,493        5,243       23,250
     Assembled workforce                        3,600        1,085        2,515
                                              -------      -------      -------
          Total                               $61,009      $10,560      $50,449
                                              =======      =======      =======

3.   OTHER CURRENT LIABILITIES

The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

                                                   JULY 2,     JANUARY 2,
                                                    2000         2000
                                                   -------      -------
                                                     (000's omitted)
          Payroll and related items                $23,680      $22,248
          Accrued Relocation/Severance               5,486          998
          Telecommunication costs                    3,880        3,619
          Accrued professional fees                  2,617          977
          Acquisition-related costs                    436        1,145
          Customer deposits                            506        1,489
          Restructuring charges                        956        2,250
          Other                                      4,519        6,202
                                                   -------      -------
               Total                               $42,080      $38,928
                                                   =======      =======

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--CONTINUED
              (DOLLARS IN THOUSANDS EXCEPT AS OTHERWISE INDICATED)
                                   (UNAUDITED)

4.   RESTRUCTURING CHARGE

     During the first and second quarters of fiscal 1999, the Company recorded restructuring charges of $2.0 million and $4.0 million, respectively. The restructuring plans involved closing 16 Customer Acquisition Interaction Centers and reducing the salaried workforce. The $2.0 million restructuring charge which included $1.4 million for the write-down of property and equipment and $0.6 million for employee severance costs was fully utilized by the end of fiscal 1999. The $4.0 million restructuring charge included $2.7 million for the write-down of property and equipment, $0.3 million for employee severance costs and $1.0 million for lease termination costs.

     During the first half of fiscal 2000, the Company utilized $1.3 million of the $2.2 million restructuring accruals related to fiscal 1999 restructuring charges recorded in the second and third quarters of fiscal 1999. The remaining balance of $0.9 million at July 2, 2000 represents $0.3 million for the write-down of property and equipment, $0.2 million for employee severance costs and $0.4 million for lease termination costs, which will be utilized during fiscal 2000.

5.   LEGAL PROCEEDINGS

     The Company was previously engaged in two arbitration proceedings and one lawsuit, all with the former owner of Paragren Technologies, Inc. In April 2000 all proceedings against such former owner were settled. The settlement did not have a material impact on the Company's results of operations or consolidated financial position.

     Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

6.   DISCONTINUED OPERATIONS

In December 1998, the Company's management approved a plan to sell Paragren. Accordingly, Paragren was reported as a discontinued operation, and the consolidated condensed financial statements were reclassified to segregate the operating results and net assets of the business. The net loss from discontinued operations for the first half of fiscal 1999 of $2.7 million was offset against provisions for anticipated loss recorded at January 3, 1999.

In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. and received $17 million in cash proceeds. In addition, the Company may receive up to an additional $1 million in proceeds subject to the terms of the escrow agreement. After selling expenses and other costs, $11 million of the proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets. The operations and anticipated disposal of Paragren did not affect the Company's results of operations in the first half of fiscal 2000 as the loss provision

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--CONTINUED
              (DOLLARS IN THOUSANDS EXCEPT AS OTHERWISE INDICATED)
                                   (UNAUDITED)

established in fiscal 1998, was sufficient to absorb these losses. The Company recorded a gain on the sale of Paragren of $0.1 million in the first quarter of fiscal 2000.

7.   SEGMENT INFORMATION

The Company has three reportable segments organized around operating divisions providing separate and distinct services to clients. The operating divisions are managed separately because the service offerings require different technology and marketing strategies and have different operating models and performance metrics. The Customer Care business unit provides inbound customer service, direct mail response, "help" line support and customer order processing. The Customer Acquisition business unit provides outbound sales support to customers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. CustomerAssistance.com provides Web-based customer relationship management products and services for Fortune 1000 and "dot.com" companies. All operating net revenue and expenses are included in the results of the business segments. Other income and expense, principally interest expense and gain and loss on the disposal of assets, are excluded from the determination of business segment results.


Segment information for continuing operations after full allocation of selling general and administrative expenses for the thirteen and twenty-six weeks ended July 2, 2000, and July 4, 1999, is as follows:

                                              CUSTOMER      CUSTOMER     CUSTOMERASSISTANCE
             PERIOD ENDED                       CARE      ACQUISITION          .COM            COMBINED
---------------------------------------       --------    -----------         -------          --------
                                                                 (In thousands)
TWENTY-SIX (26) WEEKS:
     July 2, 2000
          Net revenue                         $148,155      $ 87,095       $ 1,708            $236,958
          Operating income (loss)               10,998        11,229        (4,311)             17,916
     July 4, 1999*:
          Net revenue                         $132,305      $ 78,091            --            $210,396
          Operating income (loss)               12,794        (4,195)           --               8,599
          Restructuring Charges                     --         5,973            --               5,973

THIRTEEN (13) WEEKS:
     July 2, 2000
          Net revenue                         $ 73,985      $ 43,572       $ 1,037            $118,594
          Operating income (loss)                5,633         5,551        (1,930)              9,254

     July 4, 1999*:
          Net revenue                         $ 66,082      $ 36,894            --            $102,976
          Operating income (loss)                6,887        (1,353)           --               5,534
          Restructuring charge                      --         3,986            --               3,986

*Restated to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

The Company provides multimedia customer relationship management ("CRM") solutions for corporate clients operating in the parcel delivery, financial services, insurance, retail, health care and pharmaceuticals, and telecommunications industries throughout the United States. The Customer Care business unit provides inbound customer service, direct mail response, integrated voice response, "help" line support and customer order processing through its own customer interaction centers as well as through facilities managed by the Company but owned /operated by its clients. The Customer Acquisition business unit provides customer lead generation, acquisition and retention through outbound sales support to consumers and businesses, market research and targeted marketing plan development. In December 1999, the Company formed a wholly-owned subsidiary, CustomerAssistance.com, Inc., which provides electronic CRM ("e-CRM") products and services including e.PAC-SM-, a multimedia platform that supports a broad range of integrated, e-commerce-based interaction capabilities. The Company is also developing a new product service offering called Aligned Customer Relationship Solutions ("ACRS"). ACRS will leverage the company's flexible business model and focus on aligning with clients to implement customer care solutions specific to their needs by providing customers with solutions which comprise consulting, systems integration, multimedia technology platforms and operations and implementation of our e.PAC-SM- platform, if required. As of July 2, 2000, the Company operated and managed approximately 10,500 workstations in 55 customer interaction centers.

In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. and received $17 million in cash proceeds. In addition, the Company may receive up to an additional $1 million in proceeds subject to the terms of the escrow agreement. After selling expenses and other costs, $11 million of the proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets. The operations and anticipated disposal of Paragren did not affect the Company's results of operations in the first quarter of fiscal 2000 as the loss provision established in fiscal 1998, was sufficient to absorb these losses. The Company recorded a gain on the sale of Paragren of $0.1 million in the first quarter of fiscal 2000.

Results of Operations

The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided by the Company for the thirteen and twenty-six week periods ended July 2, 2000, and July 4, 1999.

                                                 THIRTEEN (13) WEEKS ENDED   TWENTY-SIX (26) WEEKS ENDED
                                                 -------------------------   ---------------------------
                                                     JULY 2,    JULY 4,           JULY 2,    JULY 4,
                                                      2000       1999*             2000       1999*
                                                     -----       -----            -----       -----
NET REVENUE:
     Customer Care                                    62.4%       64.2%            62.5%       62.9%
     Customer Acquisition                             36.7        35.8             36.8        37.1
     CustomerAssistance.com                             .9        --                 .7        --
                                                     -----       -----            -----       -----
          Total net revenue                          100.0       100.0            100.0       100.0

OPERATING EXPENSES:
     Cost of services                                 74.7        79.0             75.8        81.7
     Selling, general and administrative
       expenses                                       17.5        11.8             16.6        11.4
     Restructuring charges                            --           3.9             --           2.8
                                                     -----       -----            -----       -----
          Total operating expenses                    92.2        94.7             92.4        95.9
     Operating income                                  7.8         5.3              7.6         4.1
INTEREST EXPENSE, NET                                  2.2         3.4              2.3         3.3
                                                     -----       -----            -----       -----
     Income from continuing operations
       before income taxes                             5.6         1.9              5.3         0.8
PROVISION FOR INCOME TAXES                             2.2          .8              2.1         0.3
                                                     -----       -----            -----       -----
     Income from continuing operations                 3.4         1.1              3.2         0.5
GAIN ON SALE OF PARAGREN TECHNOLOGIES,
  INC., NET                                           --          --               --          --
                                                     -----       -----            -----       -----
NET INCOME                                             3.4%        1.1%             3.2%        0.5%
                                                     =====       =====            =====       =====

*Restated to conform to current year presentation.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED JULY 2, 2000 AND JULY 4, 1999

Net revenue increased 15.2% to $118.6 million in the second quarter of fiscal 2000 from $103.0 million in the same period of fiscal 1999, an increase of $15.6 million. Customer Care net revenue increased by $7.9 million or 12.0% over comparable fiscal 1999 levels. The increase in Customer Care net revenue was due primarily to volume from new and existing clients. Customer Acquisition net revenue increased by $6.7 million or 18.1%. This increase in Customer Acquisition net revenue was primarily due to higher call volume from existing clients. CustomerAssistance.com contributed $1.0 million of revenue.

Cost of services increased $7.3 million in the second quarter of fiscal 2000, or 9.0% to $88.6 million from $81.3 million in the second quarter of fiscal 1999. Second quarter 1999 cost of services included the reversal of $3.7 million of accrued telephone charges which had been recorded in the fourth quarter of 1998. Excluding this reversal cost of services would have increased only $3.6 million or 4.4%. This modest increase on a 15.2% revenue growth was due to operational improvements in both Customer Care and Customer Acquisition. Customer Acquisition gross profit margins improved to 28.6% in the second quarter of fiscal 2000 from 21.4% in the previous year on improved business mix, better capacity utilization, increased productivity and a reduction in fixed costs which resulted from the restructuring plans implemented in fiscal 1999 that reduced the number of workstations and corresponding excess capacity. Customer Care also contributed with an increase in gross profit to 24.6% in fiscal 2000 from 20.8% in the second quarter of fiscal 1999. This increase resulted from improved workforce management efforts.

Selling, general and administrative expenses increased to $20.7 million in the second quarter of fiscal 2000 from $12.1 million in fiscal 1999, an increase of $8.6 million or 70.9%. As a percent of net revenue, selling, general and administrative expenses increased to 17.5% in fiscal 2000 from 11.8% in fiscal 1999. This increase was primarily due to additional costs in the areas of people, adding marketing, sales and senior management personnel, and non-recurring costs related to the development of a new technology platform, the development of new product service offerings related to CustomerAssistance.com ("CA.com") and Aligned Customer Relations Solutions ("ACRS"), management and infrastructure required for CA.com, and the new headquarters facilities and associated personnel relocation.

During the second quarter of fiscal 1999, the Company recorded a restructuring charge of $4.0 million in connection with the closure of 9 Customer Acquisition Interaction Centers and reductions in the salaried workforce. The facility closure charge included $2.7 million for the write-down of property and equipment, $0.3 million for employee severance costs and $1.0 million for lease termination costs.

The Company generated operating income of $9.3 million in the second quarter of fiscal 2000 compared to $5.5 million for fiscal 1999. For the Customer Care business unit, operating income for the second quarter of 2000 was $5.6 million, or 7.6% of net revenue, compared to operating income of $6.9 million, or 10.4% of net revenue, for the same period in the prior year as the 32.2% increase in gross profit dollars in 2000 resulting from higher revenues and gross profit margins were offset by the allocation of higher selling, general and administrative expenses primarily due to development costs as previously discussed. The Customer Acquisition business unit generated operating income of $5.6 million in the second quarter of fiscal 2000, compared to $2.6 million before restructuring charges, for the same period in fiscal 1999. The positive operating performance of the Customer Acquisition business unit in fiscal 2000 was primarily due to increased net revenue and the significant improvement in gross margins related to the successful implementation of the restructuring plans initiated in fiscal 1999 to reduce excess capacity and improve operating performance.

Net interest expense for the second quarter of fiscal 2000 decreased by $1.0 million compared to the same period in fiscal 1999. This decrease reflects the reduction in term debt from the end of the second quarter of fiscal 1999 to July 2, 2000 and positive results from the Company's working capital management efforts that have contributed to increased cash balances.

The Company's effective income tax rate is 40.0 % for the second quarter of fiscal 2000, virtually unchanged from the prior year period.

COMPARISON OF RESULTS OF OPERATIONS FOR THE TWENTY-SIX WEEKS ENDED JULY 2, 2000 AND JULY 4, 1999

Net revenue increased 12.6% to $237.0 million in the first half of fiscal 2000 from $210.4 million in the same period of fiscal 1999, an increase of $26.6 million. Customer Care net revenue increased by $15.9 million or 12.0% over comparable fiscal 1999 levels. The increase in Customer Care net revenue was due primarily to volume from new and existing clients. Customer Acquisition net revenue increased by $9.0 million or 11.5%. This increase in Customer Acquisition net revenue was primarily due to rate increases for existing clients and a more favorable business mix. CustomerAssistance.com contributed $1.7 million of revenue.

Cost of services increased $7.8 million in the first half of fiscal 2000, or 4.6% to $179.6 million from $171.8 million in the first half of fiscal 1999. The cost of services for the first half of 1999 included the reversal in the second quarter of $3.7 million of accrued telephone charges which had been recorded in the fourth quarter of 1998. Excluding this reversal cost of services would have increased $4.1 million or 2.4%. This modest increase on 12.6% revenue growth was due to operational improvements in both Customer Care and Customer Acquisition. Customer Acquisition gross profit margins improved to 27.8% in the first half of fiscal 2000 from 15.2% in the previous year on improved business mix, better capacity utilization, increased productivity and a reduction in fixed costs which resulted from the restructuring plans implemented in the first half of fiscal 1999 that reduced the number of workstations and corresponding excess capacity. Customer Care also contributed with an increase in gross profit to 23.2% in fiscal 2000 from 20.2% in the first half of fiscal 1999. This increase resulted from improved workforce management efforts.

Selling, general and administrative expenses increased to $39.4 million in the first half of fiscal 2000 from $24.0 million in fiscal 1999, an increase of $15.4 million or 63.9%. As a percent of net revenue, selling, general and administrative expenses increased to 16.6% in fiscal 2000 from 11.4% in fiscal 1999. This increase was primarily due to additional costs in the areas of people, adding marketing, sales and senior management personnel, and non-recurring costs related to the development of a new technology platform, the development of new product service offerings related to CustomerAssistance.com ("CA.com") and Aligned Customer Relations Solutions ("ACRS"), management and infrastructure required for CustomerAssistance.com, and the new headquarters facilities and associated personnel relocation.

During the first half of fiscal 1999, the Company recorded restructuring charges of $6.0 million in connection with the closure of 16 Customer Acquisition Interaction Centers and reductions in the salaried workforce. The facility closure charge included $4.1 million for the write-down of property and equipment, $0.9 million for employee severance costs and $1.0 million for lease termination costs.

The Company generated operating income of $17.9 million in the first half of fiscal 2000 compared to $8.6 million for fiscal 1999. For the Customer Care business unit, operating income for the first half of 2000 was $11.0 million, or 7.4% of net revenue, compared to operating income of $12.8 million, or 9.7% of net revenue, for the same period in the prior year, as the 27.7% increase in gross profit dollars in 2000 resulting from higher gross profit margins were offset by the allocation of higher selling, general and administrative expenses, primarily due to development costs, as previously discussed. The Customer Acquisition business unit generated operating income of $11.2 million in the first half of fiscal 2000, compared to $1.8 million before restructuring charges, for the same period in fiscal 1999. The positive operating performance of the Customer Acquisition business unit in fiscal 2000 was primarily due to increased net revenue and the significant improvement in gross margins related to the successful implementation of the restructuring plans initiated in fiscal 1999 to reduce excess capacity and improve operating performance.

Net interest expense for the first half of fiscal 2000 decreased by $1.6 million compared to the same period in fiscal 1999. This decrease reflects the reduction in term debt during the twelve months ended July 2, 2000 and positive results from the Company's working capital management efforts that have contributed to increased cash balances.

The Company's effective income tax rate is 40.0 % at the end of the first half of fiscal 2000, virtually unchanged from the first half of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth consolidated statements of cash flow data for the Company for the twenty-six week periods ended July 2, 2000, and July 4, 1999 respectively.

                                                               2000           1999
                                                             --------       --------
                                                                 (In millions)
Net cash provided by operating activities                    $ 10,783       $ 14,505
Net cash provided (used) by investing activities               13,308         (4,948)
Net cash used by financing activities                         (13,907)       (12,554)
                                                             --------       --------
Net increase (decrease) in cash                              $ 10,184       $ (2,997)
                                                             ========       ========

Cash provided by operations during the first half of fiscal 2000 totaled $10.8 million, a decrease of $3.7 MILLION from the comparable period in fiscal 1999. This decrease resulted primarily from an increase in accounts receivable in 2000, due to timing of collections of certain accounts, and changes in other working capital accounts. The Company spent $3.7 million and $4.9 million, net of disposals and retirements during the first half of fiscal 2000 and 1999, respectively, for capital expenditures, primarily information technology in fiscal 2000, and construction of additional call center capacity for Customer Care clients and to upgrade equipment in existing centers in 1999. These capital expenditures were funded with cash provided by operations. In conjunction with the move to the new headquarters facility in Deerfield, the Company has committed to spend approximately $5 million for furniture, renovations and technology equipment of which $1.8 million was incurred in the first half of fiscal 2000. On March 28, 2000 the Company sold an aggregate of 695,652 common shares held in treasury to Clark E. McLeod, a member of the Board of Directors, for $5,000,000 in cash, or $7.1875 per share.

At January 2, 2000, the Company had a $75.0 million Revolving Credit Facility ("Revolving Facility") available for general working capital purposes and capital expenditures. On January 20, 2000, the Company amended the Credit Facility, reducing the Revolving Facility to $50.0 million. Availability of up to $10.0 million of the $50.0 million total was restricted subject to the attainment of trailing four quarters EBITDA of at least $60.0 million. In May, 2000 this restriction was eliminated based on this covenant being met by the Company at the end of the first quarter. As of July 2, 2000, there have been no borrowings outstanding under the Revolving Facility for the first half of 2000. The Company made $19.0 million of repayments on its term loan during the first half of fiscal 2000, $11 million of which was made as a result of the sale of Paragren, resulting in a balance outstanding at July 2, 2000, of $111.0 million. $8.0 million in scheduled principal payments will be made over the last half of fiscal 2000.

The Company expects that cash from future operations and available borrowings under the Revolving Facility will be sufficient to meet normal operating needs as well as fund any planned capital expenditures during fiscal year 2000.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-Q may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the businesses of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to the timing of clients' initiation and termination of large programs; ability to predict the potential volume or profitability of any future technology or consulting sales; changes in competitive conditions affecting the Company's industry as a result of new entrants into the customer care market causing increased price competition or loss of clients; the ability of the Company's clients to terminate contracts with the Company on relatively short notice; changes in the availability and cost of qualified employees; lower than anticipated customer interaction center capacity utilization; variations in the performance of the Company's automated systems and other technological factors; higher than anticipated startup costs associated with new business opportunities; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer relationship management solutions and in-house customer relationship operations. See the Company's filings with the Securities and Exchange Commission for further discussion of the risks and uncertainties associated with the Company's business, in particular the discussion under the caption "Information Regarding Forward-Looking Statements" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.


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

                           PART II. OTHER INFORMATION

ITEM 1. LITIGATION

     The Company was previously engaged in two arbitration proceedings and one lawsuit, all with the former owner of Paragren Technologies, Inc. In April 2000 all proceedings against such former owner were settled. The settlement did not have a material impact on the Company's results of operations or consolidated financial position.

     Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position. For additional information refer to Item 3 (Legal Proceedings), included in the Company's Annual Report on Form 10K for the year ended January 2, 2000 and Item
1. (Litigation) in the Form 10Q for the period ended April 2, 2000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of the Share Holders of the Company was held on June 9, 2000.

     (b)  Not applicable

     (c)  1.   Set forth below is the tabulation of the votes for each nominee for election as a director of the Company

                                                            Withhold Authority
                                       For              (Including Broker Non-vote)
                                       ---              ---------------------------
     Thomas M. Collins              45,327,130                  127,966
     George D. Dalton               45,334,631                  120,465
     Peter M. Leger                 45,348,450                  106,646
     Clark E. McLeod                45,352,256                  102,840
     Theodore G. Schwartz           45,342,853                  112,243
     Marc S. Simon                  45,328,784                  126,312
     Paul G. Yovovich               45,349,031                  106,065

          2. Set forth below is the tabulation of the votes for the proposal to approve an amendment to increase the maximum number of shares that may be subject to options granted to any one participant in any calendar year under the Incentive Stock Plan.

     For                                                        44,649,182
     Against                                                       752,219
     Withhold Authority (Including Broker non-vote)                 53,695

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following documents are furnished as exhibits and numbered pursuant to Item 601of Regulation S-K:

    Exhibit
     Number                         Description
------------   -----------------------------------------------------------------
     10.1      Second Amended and Restated 1995 Incentive Stock Plan

     10.2      First Amendment to the Second Amended and Restated 1995 Incentive
               Stock Plan

     10.3      Form of Employment Security Agreement between the Company and its
               Senior Management Team

     10.4      Employment Agreement with Marc Simon dated June 1, 2000

     27.1      Financial Data Schedule


(b)      REPORTS ON FORM 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   APAC CUSTOMER SERVICES, INC.


Date: August 16, 2000              By:       /s/ Gary S. Holter
                                      ------------------------------------
                                          Senior Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)



Date: August 16, 2000              By:       /s/ Kenneth R. Batko
                                      ------------------------------------
                                         Vice President and Controller
                                         (Principal Accounting Officer)