Form 10-Q
period 2000-10-01
APAC CUSTOMER SERVICE INC
filed 2000-11-15
CIK 949297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------
                                    FORM 10-Q
  (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Period Ended October 1, 2000

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

Common Shares, $0.01 par value 49,696,834 shares outstanding as of November 10, 2000.
================================================================================

                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Consolidated Condensed Balance Sheets as of October 1, 2000, and                             3
     January 2, 2000.

     Consolidated Condensed Statements of Operations for the Thirteen and
     Thirty-Nine Weeks Ended October 1, 2000, and October 3, 1999.                                4

     Consolidated Condensed Statements of Cash Flows for the Thirty-Nine Weeks
     Ended October 1, 2000, and October 3, 1999.                                                  5

     Notes to Consolidated Condensed Financial Statements                                         6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                               9-14


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               14

PART II.  OTHER INFORMATION

Item 1.  Litigation                                                                               15

Item 4.  Submission of Matters to a Vote of Security Holders                                      15

Item 6.  Exhibits and Reports on Form 8-K                                                         15

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           OCTOBER 1,
                                                                              2000               JANUARY 2,
                             ASSETS                                       (Unaudited)               2000
------------------------------------------------------------------  ----------------------  ----------------------

CURRENT ASSETS:
   Cash and cash equivalents                                                $38,423                 $18,876
   Accounts receivable, net                                                  69,478                  72,031
   Net assets of discontinued operations                                          -                  10,028
   Other current assets                                                      15,472                  14,346
                                                                    ----------------------  ----------------------
     Total current assets                                                   123,373                 115,281

PROPERTY AND EQUIPMENT                                                      138,382                 133,960
Less--accumulated depreciation                                               84,390                  68,076
                                                                    ----------------------  ----------------------
     Property and equipment, net                                             53,992                  65,884

GOODWILL AND OTHER INTANGIBLE ASSETS                                         61,009                  61,009
Less--accumulated amortization                                               11,607                   8,468
                                                                    ----------------------  ----------------------
     Goodwill and other intangible assets, net                               49,402                  52,541

OTHER ASSETS                                                                  7,320                   2,774
                                                                    ----------------------  ----------------------
   Total assets                                                            $234,087                $236,480
                                                                    ======================  ======================

                         LIABILITIES AND
                      SHARE OWNERS' EQUITY
------------------------------------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                     $18,482                 $16,808
   Accounts payable                                                           6,881                   7,588
   Other current liabilities                                                 41,293                  38,928
                                                                    ----------------------  ----------------------
     Total current liabilities                                               66,656                  63,324

LONG-TERM DEBT, LESS CURRENT MATURITIES                                      90,624                 115,987

DEFERRED INCOME TAXES                                                         2,649                   2,623

OTHER LIABILITIES                                                             5,958                   5,924

COMMITMENTS AND CONTINGENCIES

SHARE OWNERS' EQUITY:
   Preferred shares, $0.01 par value; 50,000,000 shares
     authorized; none issued and outstanding                                      -                       -
   Common shares, $0.01 par value; 200,000,000
     shares authorized; 49,671,372 shares issued
     at October 1, 2000; 49,079,617 shares issued at
     January 2, 2000                                                            497                     491
   Additional paid-in capital                                                99,846                  94,945
   Accumulated deficit                                                      (28,941)                (41,163)
   Less--treasury shares at cost; 913,348 and 1,609,000 shares at
     October 1, 2000, and January 2, 2000, respectively                      (3,202)                 (5,651)
                                                                    ----------------------  ----------------------
     Total share owners' equity                                              68,200                  48,622
                                                                    ----------------------  ----------------------
   Total liabilities and share owners' equity                              $234,087                $236,480
                                                                    ======================  ======================

            See notes to consolidated condensed financial statements

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                THIRTEEN  (13) WEEKS ENDED                    THIRTY-NINE (39) WEEKS ENDED
                                                --------------------------------------    ----------------------------------------
                                                   OCTOBER 1,          OCTOBER 3,            OCTOBER 1,           OCTOBER 3,
                                                      2000                1999                  2000                 1999
                                                ----------------      ----------------     ----------------     ------------------
NET REVENUE:                                        $113,311               $103,188               $350,269            $313,584

OPERATING EXPENSES:
    Cost of services                                  88,459                 82,775                268,092             254,550
    Selling, general and administrative
        expenses                                      15,023                 11,940                 54,432              35,989
    Restructuring charges                                  -                  1,627                      -               7,600
                                                ----------------      ----------------     ----------------     ------------------
      Total operating expenses                       103,482                 96,342                322,524             298,139
                                                ----------------      ----------------     ----------------     ------------------
    Operating income                                   9,829                  6,846                 27,745              15,445
INTEREST EXPENSE, NET                                  2,240                  3,417                  7,566              10,372
                                                ----------------      ----------------     ----------------     ------------------
    Income from continuing operations
        before income taxes                            7,589                  3,429                 20,179               5,073
PROVISION FOR INCOME TAXES                             3,036                  1,500                  8,072               2,200
                                                ----------------      ----------------     ----------------     ------------------
    Income from continuing operations                  4,553                  1,929                 12,107               2,873
DISCONTINUED OPERATIONS
    Gain on Sale of Paragren Technologies,
    Inc. less income tax provision of  $77                 -                      -                    115                   -
                                                ----------------      ----------------     ----------------     ------------------
NET INCOME                                            $4,553                 $1,929                $12,222              $2,873
                                                ================      ================     ================     ==================

INCOME PER SHARE:
    Basic:
        Continuing operations                         $0.09                   $0.04                  $0.25               $0.06
        Discontinued operations                        0.00                    0.00                   0.00                0.00
                                                ----------------      ================     ================     ------------------
        Net income                                    $0.09                   $0.04                  $0.25               $0.06
                                                ================      ================     ================     ==================

    Diluted:
        Continuing operations                         $0.09                   $0.04                  $0.24               $0.06
        Discontinued operations                        0.00                    0.00                   0.00                0.00
                                                ----------------      ----------------     ----------------     ------------------
        Net income                                    $0.09                   $0.04                  $0.24               $0.06
                                                ================      ================     ================     ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

    Basic                                             48,544                 48,973                 48,178              48,946
    Diluted                                           51,379                 49,572                 51,462              49,198

            See notes to consolidated condensed financial statements.

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THIRTY-NINE (39) WEEKS ENDED
                                                                   ----------------------------------------------
                                                                         OCTOBER 1,                OCTOBER 3,
                                                                           2000                      1999
                                                                   --------------------       -------------------
OPERATING ACTIVITIES:
   Net income                                                               $12,222                     $2,873
   Depreciation and amortization                                             23,918                     25,789
   Deferred income taxes                                                       (266)                     3,140
   Restructuring charges                                                          -                      7,600
   Change in operating assets and liabilities                                (7,450)                   (21,449)
                                                                   --------------------       -------------------
      Net cash provided by continuing operations                             28,424                     17,953
   Cash used by discontinued operations                                           -                     (3,000)
                                                                   --------------------       -------------------
      Net cash provided by operating activities                              28,424                     14,953

INVESTING ACTIVITIES:
   Proceeds from sale of Paragren Technologies, Inc.                         17,000                          -
   Purchases of property and equipment, net                                  (8,563)                    (5,583)
                                                                   --------------------       -------------------
      Net cash provided (used) by investing activities                        8,437                     (5,583)

FINANCING ACTIVITIES:
   Net borrowings under revolving credit facilities                              -                       3,625
   Payments on long-term debt                                               (23,689)                   (11,301)
   Increase in bank overdraft                                                     -                      3,390
   Decrease in customer deposits                                               (983)                    (8,869)
   Sale of treasury shares                                                    5,000                          -
   Stock and warrant transactions, including related
      income tax benefits                                                     2,358                        492
                                                                   --------------------       -------------------
      Net cash used by financing activities                                 (17,314)                   (12,663)
                                                                   --------------------       -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    19,547                     (3,293)

BEGINNING CASH BALANCE                                                       18,876                      3,543
                                                                   --------------------       -------------------

ENDING CASH BALANCE                                                         $38,423                       $250
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

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended October 1, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. The balance sheet at January 2, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

2.   GOODWILL AND INTANGIBLE ASSETS

At October 1, 2000, goodwill and intangible assets consisted of the following:

                                                                         ACCUMULATED                NET
                                                     COST               AMORTIZATION            BOOK VALUE
                                               ------------------      -----------------     ------------------
                                                                       (In thousands)
           Goodwill                                  $   28,916              $   4,564             $   24,352
           Customer relationships                        28,493                  5,830                 22,663
           Assembled workforce                            3,600                  1,213                  2,387
                                               ------------------     ------------------     ------------------
               Total                                 $   61,009              $  11,607             $   49,402
                                               ==================     ==================     ==================

3.   OTHER CURRENT LIABILITIES

The components of other current liabilities included in the consolidated condensed balance sheets are as follows:


                                                                  OCTOBER 1,        JANUARY 2,
                                                                     2000              2000
                                                                 --------------    --------------
                                                                         (000's omitted)
                        Payroll and related items                      $24,693           $22,248
                        Accrued Relocation/Severance                     5,247               998
                        Telecommunication costs                          1,715             3,619
                        Accrued professional fees                        1,848               977
                        Acquisition-related costs                          371             1,145
                        Customer deposits                                  506             1,489
                        Restructuring charges                              902             2,250
                        Other                                            6,011             6,202
                                                                 ==============    ==============
                            Total                                      $41,293           $38,928
                                                                 ==============    ==============

                  APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--CONTINUED
              (DOLLARS IN THOUSANDS EXCEPT AS OTHERWISE INDICATED)
                                   (UNAUDITED)

4.   RESTRUCTURING CHARGE

         During the first nine months of fiscal 1999, the Company recorded restructuring charges totaling $7.6 million. The restructuring plans involved closing 21 Customer Acquisition Interaction Centers and reducing the salaried workforce. The restructuring charges included $5.4 million for the write-down of property and equipment, $0.9 million for employee severance costs and $1.3 million for lease termination costs.

         The $2.0 million of the restructuring charges recorded in the first quarter of 1999 were fully utilized by year end. Of the remaining $5.6 million of restructuring charges, $3.4 million was also utilized in 1999. During the first nine months of fiscal 2000, the Company utilized $1.3 million of the $2.2 million remaining restructuring accruals related to restructuring charges recorded in the second and third quarters of fiscal 1999. The remaining balance of $0.9 million at October 1, 2000 represents $0.3 million for the write-down of property and equipment, $0.2 million for employee severance costs and $0.4 million for lease termination costs, which will be utilized during fiscal 2000.

5.  LEGAL PROCEEDINGS

         On January 5, 2000, APAC, Inc. filed suit against the Company in the U.S. District Court for the Northern District of Georgia (Atlanta Division) alleging that the Company's use of "APAC" in the Company's name infringes a trademark of APAC, Inc. The suit asserts violations of the federal Lanham Act and various Georgia state statues, as well as a breach by the Company of an agreement between APAC, Inc. and the Company. On October 19, 2000, the Court entered an order denying Plaintiff's motion for a preliminary injunction, finding that plaintiff had not shown a significant likelihood of success on the merits of its trademark infringement or breach of contract claims to warrant the entry of a preliminary injunction. Discovery is in process and will be completed shortly. The Company intends to defend itself vigorously.

         Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

6.   DISCONTINUED OPERATIONS

In December 1998, the Company's management approved a plan to sell Paragren. Accordingly, Paragren was reported as a discontinued operation, and the consolidated condensed financial statements were reclassified to segregate the operating results and net assets of the business. The net loss from discontinued operations for the first nine months of fiscal 1999 of $4.2 million was offset against provisions for anticipated loss recorded at January 3, 1999.

In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. and received $17 million in cash proceeds. In addition, the Company may receive up to an additional $1 million in proceeds subject to the terms of the escrow agreement. After selling expenses and other costs, $11 million of the proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets. The operations and anticipated disposal of Paragren did not affect the Company's results of operations in the first nine months of fiscal 2000 as the loss provision established in fiscal 1998, was sufficient to absorb these losses. The Company recorded a gain on the sale of Paragren of $0.1 million in the first quarter of fiscal 2000.

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

Segment information for continuing operations after full allocation of selling general and administrative expenses for the thirteen and thirty-nine weeks ended October 1, 2000, and October 3, 1999, is as follows:


                                            CUSTOMER               CUSTOMER            CUSTOMERASSISTANCE
             PERIOD ENDED                     CARE               ACQUISITION                  .COM                  COMBINED
   ---------------------------------    ------------------    -------------------    -----------------------    ------------------
                                                                            (In thousands)
   THIRTY-NINE (39) WEEKS:
      October 1, 2000
          Net revenue                          $219,807            $126,911                    $3,551              $350,269
          Operating income (loss)                17,401              16,593                    (6,249)               27,745
      October 3, 1999*
          Net revenue                          $201,552            $112,032                        -               $313,584
          Operating income (loss)                20,399              (4,954)                       -                 15,445
              Restructuring Charges                   -               7,600                        -                  7,600

   THIRTEEN (13) WEEKS:
      October 1, 2000
          Net revenue                           $71,652             $39,816                     $1,843             $113,311
          Operating income (loss)                 6,403               5,364                     (1,938)               9,829


      October 3, 1999*
          Net revenue                           $69,247             $33,941                        -              $103,188
          Operating income (loss)                 7,605                (759)                       -                 6,846
          Restructuring charge                        -               1,627                        -                 1,627

*Restated to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

The Company provides multimedia customer relationship management ("CRM") solutions for corporate clients operating in the parcel delivery, financial services, insurance, retail, health care and pharmaceuticals, and telecommunications industries throughout the United States. The Customer Care business unit provides inbound customer service, direct mail response, integrated voice response, "help" line support and customer order processing through its own customer interaction centers as well as through facilities managed by the Company but owned /operated by its clients. The Customer Acquisition business unit provides customer lead generation, acquisition and retention through outbound sales support to consumers and businesses, market research and targeted marketing plan development. In December 1999, the Company formed a wholly-owned subsidiary, CustomerAssistance.com, Inc., which provides electronic CRM ("e-CRM") products and services including e.PAC-SM-, a multimedia platform that supports a broad range of integrated, e-commerce-based interaction capabilities. The Company has developed a new product service offering called Aligned Customer Relationship Solutions ("ACRS"). ACRS will leverage the company's flexible business model and focus on aligning with clients to implement customer care solutions specific to their needs by providing customers with solutions which comprise consulting, systems integration, multimedia technology platforms and operations and implementation of our e.PAC-SM- platform. As of October 1, 2000, the Company operated and managed approximately 10,500 workstations in 55 customer interaction centers.

In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. and received $17 million in cash proceeds. In addition, the Company may receive up to an additional $1 million in proceeds subject to the terms of the escrow agreement. After selling expenses and other costs, $11 million of the proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets. The operations and anticipated disposal of Paragren did not affect the Company's results of operations in the first nine months of fiscal 2000 as the loss provision established in fiscal 1998, was sufficient to absorb these losses. The Company recorded a gain on the sale of Paragren of $0.1 million in the first quarter of fiscal 2000.

Results of Operations

The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided by the Company for the thirteen and thirty-nine week periods ended October 1, 2000, and October 3, 1999.


                                                       THIRTEEN (13) WEEKS ENDED        THIRTY-NINE (39) WEEKS ENDED
                                                    --------------------------------    ----------------------------------
                                                     OCTOBER 1,        OCTOBER 3,        OCTOBER 1,          OCTOBER 3,
                                                        2000             1999*              2000               1999*
                                                    -------------    ---------------    --------------     ---------------
NET REVENUE:
   Customer Care                                         63.2%            67.1%              62.8%              64.3%
   Customer Acquisition                                  35.2             32.9               36.2               35.7
   CustomerAssistance.com                                 1.6              -                  1.0                -
                                                    -------------    ---------------    --------------     ---------------
      Total net revenue                                 100.0            100.0              100.0              100.0

OPERATING EXPENSES:
   Cost of services                                      78.1             80.2               76.5               81.2
   Selling, general and administrative
       expenses                                          13.2             11.6               15.6               11.5
   Restructuring charges                                  -                1.6                -                  2.4
                                                    -------------    ---------------    --------------     ---------------
       Total operating expenses                          91.3             93.4               92.1               95.1
                                                    -------------    ---------------    --------------     ---------------
   Operating income                                       8.7              6.6                7.9                4.9
INTEREST EXPENSE, NET                                     2.0              3.3                2.1                3.3
                                                    -------------    ---------------    --------------     ---------------
   Income from continuing operations
       before income taxes                                6.7              3.3                5.8                1.6
PROVISION FOR INCOME TAXES                                2.7              1.4                2.3                0.7
                                                    -------------    ---------------    --------------     ---------------
   Income from continuing operations                      4.0              1.9                3.5                0.9
GAIN ON SALE OF PARAGREN TECHNOLOGIES,
       INC., NET                                                           -                                     -
                                                    =============    ===============    ==============     ===============
NET INCOME                                                4.0%             1.9%               3.5%               0.9%
                                                    =============    ===============    ==============     ===============

*Restated to conform to current year presentation.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999

Net revenue increased 9.8% to $113.3 million in the third quarter of fiscal 2000 from $103.2 million in the same period of fiscal 1999, an increase of $10.1 million. Customer Care net revenue increased by $2.4 million or 3.5% over comparable fiscal 1999 levels. The increase in Customer Care net revenue was due primarily to volume from new clients partially offset by the reduction in volumes from under performing contracts. Customer Acquisition net revenue increased by $5.9 million or 17.3%. This increase in Customer Acquisition net revenue was primarily due to higher call volume related to new programs with existing clients and newly selected client programs. CustomerAssistance.com contributed $1.8 million of revenue.

Cost of services increased $5.7 million in the third quarter of fiscal 2000, or 6.9% to $88.5 million from $82.8 million in the same quarter of fiscal 1999. This increase on a 9.8% revenue growth was due to operational improvements in both Customer Care and Customer Acquisition. Cost of services for 1999 include the reversal of $1.2 million of accrued telephone charges which had been recorded in the fourth quarter of 1998. Cost of services in 2000 includes $0.9 million of such credits as well as approximately $0.8 million of offsetting additional recruiting and training costs incurred in the quarter for anticipated fourth quarter revenue increases. Customer Acquisition gross profit margins improved to 26.2% in the third quarter of fiscal 2000 from 16.3% in the previous year on improved business mix, better capacity utilization, increased productivity and a reduction in fixed costs which resulted from the restructuring plans implemented in fiscal 1999 that reduced the number of workstations and corresponding excess capacity. Customer Care gross profit margins were 21.1% in the third quarter of 2000 down slightly from 21.5% in the same period of 1999. This reduction reflects additional recruiting and training costs incurred in the third quarter of 2000 for anticipated fourth quarter revenue increases.

Selling, general and administrative expenses increased to $15.0 million in the third quarter of fiscal 2000 from $11.9 million in fiscal 1999, an increase of $3.1 million or 25.8%. As a percent of net revenue, selling, general and administrative expenses increased to 13.2% in fiscal 2000 from 11.6% in fiscal 1999. This increase was primarily due to additional costs in the areas of people, adding marketing, sales and senior management personnel, and non-recurring costs related to the development of a new technology platform, ePAC-SM-, the development of new product service offerings related to CustomerAssistance.com ("CA.com") and Aligned Customer Relations Solutions ("ACRS"), management and infrastructure required for CA.com, and the new headquarters facilities and associated personnel relocation.

During the third quarter of fiscal 1999, the Company recorded a restructuring charge of $1.6 million in connection with the closure of 5 Customer Acquisition Interaction Centers and reductions in the salaried workforce. The facility closure charge included $1.3 million for the write-down of property and equipment, $0.3 million for lease termination costs.

The Company generated operating income of $9.8 million in the third quarter of fiscal 2000 compared to $6.8 million for fiscal 1999. For the Customer Care business unit, operating income for the third quarter of 2000 was $6.4 million, or 8.9% of net revenue, compared to operating income of $7.6 million, or 11.0% of net revenue, for the same period in the prior year as the increase in gross profit dollars in 2000 resulting from higher revenues were offset by the allocation of higher selling, general and administrative expenses primarily due to development costs as previously discussed. The Customer Acquisition business unit generated operating income of $5.4 million in the third quarter of fiscal 2000, compared to $0.9 million before restructuring charges, for the same period in fiscal 1999. The positive operating performance of the Customer Acquisition business unit in fiscal 2000 was primarily due to increased net revenue and the significant improvement in gross margins related to the successful implementation of the restructuring plans initiated in fiscal 1999 to reduce excess capacity and improve operating performance.

Net interest expense for the third quarter of fiscal 2000 decreased by $1.2 million compared to the same period in fiscal 1999. This decrease reflects the reduction in term debt from the end of the third quarter of fiscal 1999 to October 1, 2000, the positive results from the Company's working capital management efforts that have contributed to increased cash balances and interest income related to short term cash investments.

The Company's effective income tax rate is 40.0 % for the third quarter of fiscal 2000, down from 43.7% in the prior year period.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999

Net revenue increased 11.7% to $350.3 million in the first nine months of fiscal 2000 from $313.6 million in the same period of fiscal 1999, an increase of $36.7 million. Customer Care net revenue increased by $18.3 million or 9.0% over comparable fiscal 1999 levels. The increase in Customer Care net revenue was due primarily to volume from new and existing clients partially offset by the reduction in volumes from under performing contracts. Customer Acquisition net revenue increased by $14.9 million or 13.3%. This increase in Customer Acquisition net revenue was primarily due to rate increases, new programs for existing clients, newly selected client programs and a more favorable business mix. CustomerAssistance.com contributed $3.6 million of revenue.

Cost of services increased $13.5 million in the first nine months of fiscal 2000, or 5.3% to $268.1 million from $254.6 million in the first nine months of fiscal 1999. This increase on 11.7% revenue growth was due to operational improvements in both Customer Care and Customer Acquisition. Cost of services for the first nine months of 1999 include the reversal of $4.9 million of accrued telephone charges that had been recorded in the fourth quarter of 1998. Cost of services in 2000 includes $0.9 million of such credits recorded in the third quarter as well as approximately $0.8 million of offsetting additional recruiting and training costs incurred in the third quarter for anticipated fourth quarter revenue increases. Customer Acquisition gross profit margins improved to 27.3% in the first nine months of fiscal 2000 from 15.8% in the previous year on improved business mix, better capacity utilization, increased productivity and a reduction in fixed costs which resulted from the restructuring plans implemented in the first nine months of fiscal 1999 that reduced the number of workstations and corresponding excess capacity. Customer Care also contributed with an increase in gross profit to 22.4% in fiscal 2000 from 20.5% in the first nine months of fiscal 1999. This increase resulted from improved workforce management efforts.

Selling, general and administrative expenses increased to $54.4 million in the first nine months of fiscal 2000 from $36.0 million in fiscal 1999, an increase of $18.4 million or 51.2%. As a percent of net revenue, selling, general and administrative expenses increased to 15.6% in fiscal 2000 from 11.5% in fiscal 1999. This increase was primarily due to additional costs in the areas of people, adding marketing, sales and senior management personnel, and non-recurring costs related to the development of a new technology platform, ePAC-SM-, the development of new product service offerings related to CustomerAssistance.com ("CA.com") and Aligned Customer Relations Solutions ("ACRS"), management and infrastructure required for CustomerAssistance.com, and the new headquarters facilities and associated personnel relocation.

During the first nine months of fiscal 1999, the Company recorded restructuring charges of $7.6 million in connection with the closure of 21 Customer Acquisition Interaction Centers and reductions in the salaried workforce. The facility closure charge included $5.4 million for the write-down of property and equipment, $0.9 million for employee severance costs and $1.3 million for lease termination costs.

The Company generated operating income of $27.7 million in the first nine months of fiscal 2000 compared to $15.4 million for fiscal 1999. For the Customer Care business unit, operating income for the first nine months of 2000 was $17.4 million, or 7.9% of net revenue, compared to operating income of $20.4 million, or 10.1% of net revenue, for the same period in the prior year, as the 39.2% increase in gross profit dollars in 2000 resulting from higher gross profit margins were offset by the allocation of higher selling, general and administrative expenses, primarily due to development costs, as previously discussed. The Customer Acquisition business unit generated operating income of $16.6 million in the first nine months of fiscal 2000, compared to $2.6 million before restructuring charges, for the same period in fiscal 1999. The positive operating performance of the Customer Acquisition business unit in fiscal 2000 was primarily due to increased net revenue and the significant improvement in gross margins related to the successful implementation of the restructuring plans initiated in fiscal 1999 to reduce excess capacity and improve operating performance.

Net interest expense for the first nine months of fiscal 2000 decreased by $2.8 million compared to the same period in fiscal 1999. This decrease reflects the reduction in term debt during the twelve months ended October 1, 2000, and positive results from the Company's working capital management efforts that have contributed to increased cash balances and, interest income related to short term investments.

The Company's effective income tax rate is 40.0 % at the end of the first nine months of fiscal 2000, compared to 43.4% for the first nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth consolidated statements of cash flow data for the Company for the thirty-nine week periods ended October 1, 2000, and October 3, 1999 respectively.

                                                       2000           1999
                                                   -------------  -------------
                                                           (In millions)
Net cash provided by operating activities             $28,424        $14,953
Net cash provided (used) by investing activities        8,437         (5,583)
Net cash used by financing activities                 (17,314)       (12,663)
                                                   -------------  -------------
Net increase (decrease) in cash                       $19,547        $(3,293)
                                                   =============  =============

Cash provided by operations during the first three quarters of fiscal 2000 totaled $28.4 million, an increase of $13.5 million from the comparable period in fiscal 1999. This increase resulted primarily from significantly improved operating results, a decrease in accounts receivable in 2000, and changes in other working capital accounts. The Company spent $8.6 million and $5.6 million, net of disposals and retirements during the first three quarters of fiscal 2000 and 1999, respectively, for capital expenditures, primarily information technology in fiscal 2000, and construction of additional customer interaction center capacity for Customer Care clients and to upgrade equipment in existing centers in 1999. These capital expenditures were funded with cash provided by operations. In conjunction with the move to the new headquarters facility in Deerfield, the Company has spent approximately $5 million for furniture, renovations and technology equipment in the first nine months of fiscal 2000. On March 28, 2000 the Company sold an aggregate of 695,652 common shares held in treasury to a member of the Board of Directors, for $5,000,000 in cash, or $7.1875 per share.

At January 2, 2000, the Company had a $75.0 million Revolving Credit Facility ("Revolving Facility") available for general working capital purposes and capital expenditures. On January 20, 2000, the Company amended the Credit Facility, reducing the Revolving Facility to $50.0 million. As of October 1, 2000, there were no borrowings outstanding under the Revolving Facility for the first nine months of 2000. The Company made $23.0 million of repayments on its term loan during the first nine months of fiscal 2000, $11 million of which was made as a result of the sale of Paragren, resulting in a balance outstanding at October 1, 2000, of $107 million. $4.0 million in scheduled principal payments will be made in the last quarter of fiscal 2000.

The Company expects that cash from future operations and available borrowings under the Revolving Facility will be sufficient to meet normal operating needs as well as to fund any planned capital expenditures during fiscal year 2000.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LITIGATION

         On January 5, 2000, APAC, Inc. filed suit against the Company in the U.S. District Court for the Northern District of Georgia (Atlanta Division) alleging that the Company's use of "APAC" in the Company's name infringes a trademark of APAC, Inc. The suit asserts violations of the federal Lanham Act and various Georgia state statues, as well as a breach by the Company of an agreement between APAC, Inc. and the Company. On October 19, 2000, the Court entered an order denying Plaintiff's motion for a preliminary injunction, finding that plaintiff had not shown a significant likelihood of success on the merits of its trademark infringement or breach of contract claims to warrant the entry of a preliminary injunction. Discovery is in process and will be completed shortly. The Company intends to defend itself vigorously.

         Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position. For additional information refer to Item 3 (Legal Proceedings), included in the Company's Annual Report on Form 10K for the year ended January 2, 2000 and Item 1. (Litigation) in the Form 10Q for the periods ended April 2, 2000, and July 2, 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS. The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:


           Exhibit
            Number                               Description
      -------------------    -------------------------------------------------
             10.1            Management Incentive Plan



             27.1            Financial Data Schedule




(b)      REPORTS ON FORM 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                                   APAC CUSTOMER SERVICES, INC.




Date:    November 15, 2000         By:          /s/ Gary S. Holter
                                        ------------------------------------
                                             Senior Vice President and
                                              Chief Financial Officer
                                          (Principal Financial Officer)



Date:    November 15, 2000         By:         /s/ Kenneth R. Batko
                                        ------------------------------------
                                         Vice President and Controller
                                        (Principal Accounting Officer)