Form 10-K405
period 2000-12-31
APAC CUSTOMER SERVICE INC
filed 2001-03-19
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-26786

APAC Customer Services, Inc.
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of Incorporation or organization)	36-2777140 (I.R.S. Employer Identification No.)

Six Parkway North Center, Suite 400, Deerfield, Illinois 60015
(Address of principal executive offices)

Registrant's telephone number, including area code: (847) 374-4980

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.01 Par Value
 (Title of class)

   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /x/ No / /

   As of March 9, 2001, 49,519,771 Common Shares were outstanding.

   The aggregate market value of the Registrant's Common Shares held by non-affiliates on March 9, 2001 was approximately $270,811,248.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for Annual Meeting
of Share Owners to be held on June 8, 2001 are incorporated by reference in Part III

PART I

Item 1.  Business.

General

APAC Customer Services, Inc. ("APAC" or the "Company") is a leading provider of comprehensive customer relationship management (CRM) and electronic CRM (e-CRM) solutions for Fortune 1000, mid-tier and emerging e-commerce companies in the banking and brokerage, communications, healthcare, insurance, retail, utility, automotive and travel and entertainment sectors. The Company delivers a full suite of e-CRM products and services, including e.PACSM, a multi-channel platform that supports a broad range of integrated, e-commerce-based customer interaction capabilities. Expanding upon its core competency of CRM solutions, APAC Customer Services recently added solutions integration services to its array of customer care programs. To help its clients better manage relationships with their customers, APAC Customer Services develops and delivers end-to-end customer care, customer acquisition and Web-enabled CRM programs. The Company operates and manages approximately 10,500 workstations in 57 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of extensive telecommunications and computer technology to promote the consistent delivery of quality service. In fiscal 2000 the Company had three primary service offerings: Customer Acquisition, Customer Care and CustomerAssistance.com (i.e. e-CRM Solutions).

Customer Care

Services.  Customer Care provides customer relationship management solutions applications supporting inbound customer care, customer retention, direct mail response, integrated voice response, "help" line support, and customer order processing. Certain Customer Care clients rely upon the Company to provide specialized customer service representatives such as insurance agents and computer technicians, capable of responding to more technical inquiries from customers and prospects. Customer Care generated $290.7 million of net revenue, or 62.6% of the Company's total net revenue, in fiscal 2000, an increase of $12.1 million or 4.3% when compared to fiscal 1999. APAC believes significant opportunities to generate new business in Customer Care exist as more companies move to outsource all or a portion of their marketing and customer service functions.

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

Clients.  Customer Care directs its business development efforts primarily toward large companies with substantial inbound customer service call volume. Within this market segment, APAC often targets those companies that operate in high-cost metropolitan areas or that are currently utilizing inefficient or expensive technology in their customer service operations. Customer Care provided services to 37 clients in fiscal 2000. The Company's significant relationships include a large parcel delivery client, which accounted for 24.4%, and 23.4% respectively, of the Company's Customer Care net revenue and 15.3% and 14.5% respectively of the

Company's consolidated net revenue in fiscal 2000 and 1999. There was no other Customer Care client which accounted for more than 10% of the Company's total net revenue in 2000, 1999 and 1998.

Customer Care operates under contracts with terms up to five years, which generally can be terminated for convenience subject to a negotiated phase out period. The Company is generally paid a fixed fee, subject to certain performance standards, for each hour that it provides a customer service representative under its Customer Care contracts, regardless of the number of calls handled. The client works with the Company to determine the number of customer service representatives necessary to efficiently handle the expected volume of inbound calls.

Customer Acquisition

Services.  Customer Acquisition provides sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. Customer Acquisition generated $165.8 million of net revenue, or 35.7% of the Company's total net revenue, in fiscal 2000, an increase of $16.8 million or 11.3% compared to fiscal 1999. The increase was primarily due to higher volume from existing clients.

Customer Acquisition activities typically begin when APAC Customer Services calls a consumer or business prospect targeted by one of its clients to offer the client's products or services. Prospect information, which APAC Customer Services typically receives electronically from its clients, is selected to match the demographic profile of the targeted customer for the product or service being offered. APAC's data management system sorts the prospect information and delivers it to one of the Customer Acquisition Customer Interaction Centers. Computerized call-management systems utilizing predictive dialers automatically dial the telephone numbers, determine if a live connection is made, and present connected calls to a sales representative who has been specifically trained for the client's program. When a call is presented, the prospect's name, other information about the prospect, and the program script simultaneously appear on the sales representative's computer screen. The sales representative then uses the script to solicit an order for the client's product or service or to request information, which will be added to the client's database. APAC's advanced systems permit on-line monitoring of marketing campaigns allowing its clients to refine programs while in progress.

Clients.  APAC Customer Services targets those companies with large customer bases and the greatest potential to generate recurring revenue driven by their ongoing telephone-based direct sales and marketing needs. Customer Acquisition provided services to 39 clients in fiscal 2000. Customer Acquisition generally operates under contracts that may be terminated or modified on short notice. However, the Company tends to establish long-term relationships with its clients. The Company is generally paid a fixed fee for each hour that it provides a sales representative under its Customer Acquisition contracts. No Customer Acquisition client accounted for more than 10% of the Company's total net revenue in 2000 and 1999. One Communications client accounted for more than ten percent of the Company's total net revenue in fiscal year 1998.

CustomerAssistance.com

In December 1999, the Company formed a wholly-owned subsidiary, CustomerAssistance.com, which has entered the e-CRM marketplace with its e-Commerce customer relationship management platform: e.PACSM. Based on open industry standards, e.PACSM is a multi-channel platform that enables users to integrate a suite of Internet-based interaction capabilities, such as collaboration, form sharing, web chat and voice over IP, with traditional customer care functions. CustomerAssistance.com provides services for Fortune 1000 and e-Commerce companies. CustomerAssistance.com generated $7.8 million or 1.7% of the Company's consolidated revenue and provided services to 23 clients in fiscal 2000.

The e.PACSM platform allows the customer to select its preferred method of interaction, such as online chat or e-mail, or request an immediate or scheduled call back from a service agent. To further assist customers, the e.PACSM platform allows service agents to share forms, share browser control, provide split screen comparison functionality and even "push" web pages to a customer for their review. This real-time synchronization of customer and agent screens facilitates clear communication and enhances overall customer satisfaction. Additional features include automated e-mail response and an "agent meet me" capability, which allows customers to call an agent and ask him or her to meet them online.

Technology Resources

APAC Customer Services has successfully integrated interaction management, database marketing and management information systems within its Customer Interaction Centers. APAC's multichannel CRM platform, known as e.PACSM, is a best-of-breed application that leverages off-the-shelf applications, in-house developed software, and real-time integrated reporting.

e.PACSM provides a 360-degree view of the customer through the use of an integrated routing layer and a contact management application layer. Multiple communications channels are linked into the contact management layer to allow clients' customers to contact APAC using any communication medium they choose, including voice, e-mail, Internet chat and web collaboration. Information obtained from interacting with customers is captured in the contact management layer to ensure that regardless of the medium of communication, APAC's customer service representatives will always be able to provide applicable and current information to the customer. These technologies allow APAC to provide customer service representatives with real-time access to customer and product information and allows the Company to design and implement application software for each client's program.

e.PACSM incorporates PC-based workstations, object-oriented software modules, relational database management systems, call tracking and workforce management systems, computer telephony and Internet based services integration, and interactive voice response. The technologies used by APAC Customer Services enable customer service representatives to focus on assisting the customer, rather than on technology, by providing all necessary customer information at interaction arrival. In addition, the e.PAC platform also helps to decrease training time and increase the interaction handling efficiencies.

Supporting the integration of the call handling technologies and call management for acquisition systems is First Alert, a proprietary agent productivity system, which provides real-time information on each customer contact. First Alert captures all contact information and reports on each sales representative's activities so that the Company and its clients can make real-time decisions with respect to quality and performance.

The UNIX-based computer system that the Company has developed utilizes a "hub and spoke" configuration to electronically link each Customer Interaction Center's systems to the Company's data centers. This open architecture system provides APAC Customer Services with the flexibility to integrate its client server and mid-range systems with the variety of systems maintained by its clients. By integrating with its clients' systems, APAC Customer Services is able to receive calls and data directly from its clients' in-house systems, forward calls to its clients' in-house telephone representatives when appropriate, and report, on a real-time basis, the status and results of the Company's services. APAC's custom software is built on relational database technology that enables the Company to quickly design tailored software applications that enhance the efficiency of its interaction services, while providing flexible scripting and readily accessible screen navigation.

Sales and Marketing

The Company seeks to differentiate itself from other providers of customer relationship management services by offering tailored solutions that address the specialized needs of its clients. The Company's verticalized organization structure is focused on providing value-added industry specific solutions to companies in the banking and brokerage, communications, healthcare, insurance, logistics, retail, utility, automotive and travel and entertainment sectors. The Company has developed a targeted approach to identifying new clients and additional needs of existing clients. Often, APAC Customer Services initially develops a pilot program for a new client to demonstrate the Company's abilities and effectiveness in telephone-based and web enabled marketing and customer service. The Company's sales personnel also assist clients in identifying high potential customers and developing programs to reach those customers, communicate results of the program and assist clients in modifying programs for future use. The Company markets its services by targeting companies within vertical sectors for proactive development of industry specific solutions, expanding relationships with existing clients, responding to requests for proposals, pursuing client referrals and participating in trade shows and advertising in business publications. The Company believes its increasingly consultative approach will enhance its ability to successfully identify additional business opportunities and secure new business.

Human Resources

The Company believes a key component of APAC's success is the quality of its employees. Therefore, the Company is continually refining its systematic approach to hiring, training and managing qualified personnel. APAC Customer Services locates Customer Interaction Centers primarily in small to mid-sized communities in an effort to lower its operating costs and attract a high quality, dedicated work force. The Company believes that by employing a significant number of full-time employees it is able to maintain a more stable work force and reduce the Company's recruiting and training expenditures. At each Customer Interaction Center, the Company utilizes a management structure designed to ensure that its sales and service representatives are properly supervised, managed and developed.

The Company offers extensive classroom and on-the-job training programs for its people, including instruction about the client's company and its product and service offerings as well as proper telephone-based sales or customer service techniques. Once hired, each new sales and service representative receives on-site training lasting from three to over twenty days. The amount of initial training each employee receives varies depending upon the nature of the services being offered for the client to which the representative will be assigned. In addition, the Company offers one and two week courses to its sales and service representatives who are preparing for the insurance agent license exam. The Company believes in developing and challenging all employees to grow personally and professionally.

For employee recruitment and job tracking, the addition of the e-SMART System (SiMple Accurate Record Tracking) assists the Company in selecting people who can meet and exceed expectations. The e-SMART System is a comprehensive electronic process for applicant tracking and performance evaluation. The process begins with an applicant's search of a database to find available positions, review job information, and learn more about the Company. After a candidate completes a series of online templates and tests, a recruiter reviews qualifications and skills, sets appointments and tracks progress of the application.

The Company had approximately 12,600 full and 4,100 part-time employees for a total of 16,700 employees on March 9, 2001. None of APAC's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to be very good.

Quality Assurance

Since APAC's services involve direct contact with its clients' customers, the Company's reputation for quality service is critical to acquiring and retaining clients. Therefore, the Company and its clients monitor the Company's sales and service representatives for strict compliance with the clients scripts and to maintain quality and efficiency. The Company also regularly measures the quality of its services by benchmarking such factors as customer service levels, average handle times, first call resolutions, sales per hour and average speed of answer. The Company's information systems enable APAC to provide clients with reports on a real-time basis as to the status of ongoing services and can transmit summary data and captured information electronically to clients. This data enables APAC and its clients to modify or enhance ongoing services to improve effectiveness.

Competition

The industry in which the Company operates is very competitive and highly fragmented. APAC's competitors range in size from very small firms offering specialized applications or short term projects, to large independent public firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's. The market includes non-captive customer acquisition and customer service operations as well as in-house telemarketing and customer service organizations throughout the United States. In-house telemarketing, CRM, and customer service organizations comprise by far the largest segment of the industry. In addition, some of the Company's services also compete with other forms of direct marketing such as mail, television and radio. The Internet and other new technologies are creating new and competing forms of marketing and data collection, such as interactive television and targeted electronic mail and advertisements, which, if successful, may cause new competitors to enter the field and increase competition. The Company believes the principal competitive distinctions in the telephone-based and web enabled marketing and customer service industry are reputation for quality, sales and marketing results, price, technological expertise, and the ability to promptly provide clients with customized solutions for their sales, marketing and customer service needs.

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

The industries served by the Company are also subject to varying degrees of government regulation. Generally, the Company relies on its clients and their advisors to develop the scripts to be used by APAC in making consumer solicitations. The Company generally requires its clients to indemnify APAC against claims and expenses arising in connection with a client's failure to provide purchased products or services to customers, any defect or deficiency in such products or services or any written or oral presentation furnished by the client to APAC Customer Services. There is increasing Federal and state interest in privacy protections, some aspects of which could impose additional regulatory pressure on the business of the Company's clients and, less directly, on the Company's business. APAC Customer Services employees who complete the sale of insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs, which are currently provided in-house by the Company.

Item 2.  Properties

The Company leases approximately 70,000 square feet of office space in Deerfield, Illinois. The term of this lease expires in August 2008. This space houses corporate headquarters, the information technology center, business unit management, the e-CRM technology demonstration center, and the operations of CustomerAssistance.com. The Company has additional facilities in Deerfield, Illinois of approximately 11,000 square feet of office space. The term of this lease expires in June 2001. The Company has approximately 85,000 square feet of office space in Cedar Rapids, Iowa. This office space is located on all or part of seven floors which are owned and/or leased by the Company and is part of an office condominium. The Company has approximately 87,000 square feet of office space in Omaha, Nebraska and 22,000 square feet of office space in Atlanta, Georgia. The Omaha space was acquired with the purchase of ITI. The lease for the Omaha office space expires in August 2007. Approximately 53,000 square feet of this space has been sublet. The lease for the Atlanta space expires in December 2004. All of this space has been sublet.

The Company also leases the facilities listed below, except for the Eau Claire, Erlanger, Newport News, Orlando, Fort Worth and High Point facilities which are not leased by the Company, but are managed, staffed and operated by the Company on behalf of its clients. As of December 31, 2000, the

Company operated the following Customer Interaction Centers and workstations:

Customer Acquisition Interaction Centers

Location	Date Opened or Acquired	Number of Workstations(1)

Dubuque, Iowa	September, 1990	88
Clinton, Iowa	October, 1990	80
Burlington, Iowa	October, 1991	80
Oskaloosa, Iowa	September, 1992	96
Waterloo, Iowa	February, 1993	96
Cedar Falls, Iowa	February, 1993	64
Ottumwa, Iowa	November, 1993	144
Decorah, Iowa	January, 1994	80
Fort Madison, Iowa	March, 1994	96
Keokuk, Iowa	May, 1994	80
Mason City, Iowa	December, 1994	96
Knoxville, Iowa	March, 1995	80
Muscatine, Iowa	April, 1995	96
Spencer, Iowa	May, 1995	64
Davenport, Iowa	February, 1996	96
Maquoketa, Iowa	February, 1996	80
Kewanee, Illinois	February, 1996	96
Quincy, Illinois	February, 1996	96
Freeport, Illinois	March, 1996	96
Rock Falls, Illinois	March, 1996	96
Waverly, Iowa	March, 1996	64
Jacksonville, Illinois	April, 1996	96
Canton, Illinois	May, 1996	96
Lincoln, Illinois	May, 1996	96
Pekin, Illinois	May, 1996	88
Peoria, Illinois	May, 1996	160
Galesburg, Illinois	June, 1996	96
Mt. Vernon, Illinois	June, 1996	96
Alton, Illinois	December, 1996	152
Marion, Illinois	December, 1996	192
Aberdeen, South Dakota	May, 1998	88
Grand Island, Nebraska	May, 1998	88
Lawton, Oklahoma	May, 1998	120
Pawnee, Kansas	May, 1998	96
Salina, Kansas	May, 1998	96
St. Joseph, Missouri	May, 1998	96
Westminster, Oklahoma	May, 1998	120

Total Customer Acquisition		3,640

Customer Care Interaction Centers

Location	Date Opened or Acquired	Number of Workstations(1)

Cedar Rapids, Iowa—3rd Avenue	August, 1994	203
Cedar Rapids, Iowa—Park Place I	January, 1995	120
Cedar Rapids, Iowa—Park Place II	November, 1995	162
Newport News, Virginia	August, 1995	716
Fort Worth, Texas	October, 1995	683
High Point, North Carolina	November, 1995	620
Waterloo, Iowa	October, 1996	304
Corpus Christi, Texas	October, 1996	793
Columbia, South Carolina	December, 1996	577
LaCrosse, Wisconsin	May, 1997	350
Oklahoma City, Oklahoma	May, 1998	386
Green Bay, Wisconsin(2)	May, 1998	277
Omaha, Nebraska	May, 1998	320
Davenport, Iowa	September, 1998	372
Utica, New York	December, 1998	405
Erlanger, Kentucky	October, 1999	35

Total Customer Care		6,323

CustomerAssistance.com Interaction Centers

Location	Date Opened Or Acquired	Number of Workstations(1)

Deerfield, Illinois	October, 1999	111
Green Bay, Wisconsin(2)	October, 2000	208
Eau Claire, Wisconsin	December, 2000	195
Orlando, Florida	December, 2000	45

Total CustomerAssistance.com		559

(1)
During fiscal 2000, the Company closed 6 Customer Acquisition Interaction Centers resulting in the net elimination of 508 workstations in the Customer Acquisition business. Also, during fiscal 2000 the Company reduced the number of workstations at several Customer Care Interaction Centers. The Company also opened two CustomerAssistance.com Customer Interaction Centers and acquired two client Customer Interaction Centers resulting in the addition of 559 workstations. The leases of the Customer Interaction Centers have terms ranging from two to twelve years and typically contain renewal options and early termination buyouts. Customer Acquisition centers are generally leased for periods of two to three years while Customer Care centers are generally leased for periods of five to twelve years. The Company believes that its existing facilities are suitable and adequate for its current operations.

(2)
Customer Assistance.com and Customer Care share this facility.

The Company's profitability is influenced significantly by its Customer Interaction Center capacity utilization. The Company's Customer Acquisition operations tend to be utilized primarily in the early evening hours on weekdays and to a limited extent on weekends. The Company's Customer Care operations tend to be utilized primarily during normal business hours on weekdays and to a limited extent on weekends. In an attempt to improve profitability and maximize utilization, the Company monitors its Customer Interaction Centers with the intention of achieving higher levels of fixed cost absorption. The Company carefully plans the development and opening of new Customer Interaction Centers to minimize the financial impact resulting from excess capacity. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, additional Customer Interaction Center capacity may be required in the future.

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

On January 5, 2000, APAC, Inc. filed suit against the Company in the U.S. District Court for the Northern District of Georgia (Atlanta Division) alleging that the Company's use of "APAC" in the Company's name infringes a trademark of APAC, Inc. The suit asserts violations of the federal Lanham Act and various Georgia state statutes, as well as a breach by the Company of an agreement between APAC, Inc. and the Company. Discovery is proceeding in this action and the Company continues to defend itself vigorously.

Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

Although the Company does not believe that any of these proceedings will result in a materially adverse effect on its consolidated financial position, no assurance to that effect can be given.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position

Theodore G. Schwartz	47	Chairman and Director
Peter M. Leger	50	President, Chief Executive Officer and Director
John R. Bowden	46	Senior Vice President
Carlos E. Galarce	40	Senior Vice President and Chief Information Officer
John L. Gray	43	Senior Vice President
Gary S. Holter	46	Senior Vice President and Chief Financial Officer
Bruce M. Masterson	47	Senior Vice President
Warren N. Rothman	55	Senior Vice President, Human Resources
Steven A. Shlensky	39	Senior Vice President, Strategic Planning and Corporate Development
L. Clark Sisson	39	Senior Vice President
Linda R. Witte	48	Senior Vice President, General Counsel and Secretary
J. Eric Smith	43	Vice President

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

John R. Bowden joined the Company as Senior Vice President, in October 1999. From January 1996 to May 1999 Mr. Bowden was Vice President—Consumer Sales and Customer Service for Ameritech, Inc. Prior to January 1996 he held the office of Vice President for LCI, Inc. and MCI Communications, Inc.

Carlos E. Galarce joined the Company as Vice President and Chief Information Officer in November 1999 and was promoted to Senior Vice President in November, 2000. From October 1997 through October 1999 Mr. Galarce was Director—Information Technology for Sears, Roebuck, and Co. Home Services Division. From October 1995 through September 1997 Mr. Galarce was Division Vice President for Automatic Data Processing, Dealer Service Division. Prior to October 1995 Mr. Galarce was Director of Development—Auburn Hills Region, Automatic Data Processing.

John L. Gray, Senior Vice President, joined the Company as Senior Vice President, Customer Assistance.com in January 2000. From October 1995 to January 2000, Mr. Gray held the positions of Senior Vice President, Marketing and E-Commerce, Senior Vice President, Global R & D and Marketing and Vice President, Marketing and Product Management, respectively, for Automatic Data Processing, Inc. Prior to October 1995 Mr. Gray was Vice President, Retail Product Marketing & Management for AT&T Global Solutions.

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

Bruce M. Masterson joined the Company in October 2000 as Senior Vice President. Prior to his position with the Company Mr. Masterson was President & Chief Operating Officer of Mintaur Partners from November 1999 to October 2000. From December 1996 through October 1999 Mr. Masterson was President and Chief Executive Officer of Chartwell Capital. From July 1994 through November 1996 Mr. Masterson was Chief Executive Officer of Reuters Health Information Services.

Warren N. Rothman joined the company as Senior Vice President of Human Resources in July 1999. From September 1996 through November 1998 Mr. Rothman was Vice President of Human Resources for Ameritech: Consumer Services (residential) Division. Prior to September 1996 Mr. Rothman served in Human Resources for Federated Department Stores.

Steven A. Shlensky joined the Company in November 1999 as Senior Vice President, Strategic Planning and Corporate Development. From March 1996 through October 1999 Mr. Shlensky served as Managing Director of TCS Group, L.L.C., the private investment office of Theodore G. Schwartz. Prior to March 1996 Mr. Shlensky was a Senior Tax Manager for Arthur Andersen LLP.

L. Clark Sisson, Senior Vice President, joined the Company in October 1998. Prior to joining the Company, Mr. Sisson served as the Vice President—Inbound of ITI Marketing Services, Inc. from November 1993 to September 1998.

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

J. Eric Smith joined the Company in November 2000 as Vice President. Prior to joining the Company Mr. Smith was employed by Country Companies Group for over twenty years where he held various executive positions most recently as Vice President, E-Commerce.

PART II

Item 5.  Market for Registrant's Common Equity and Related Share Owner Matters

The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "APAC." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Shares as reported on the Nasdaq National Market during such period.

	High	Low

Fiscal 2000:
First Quarter	$16.50	$6.38
Second Quarter	$11.75	$5.50
Third Quarter	$12.48	$4.06
Fourth Quarter	$5.69	$2.75
	High	Low
Fiscal 1999:
First Quarter	$4.84	$2.53
Second Quarter	$4.00	$2.66
Third Quarter	$4.63	$2.19
Fourth Quarter	$14.06	$3.63

As of March 9, 2001 there were 275 holders of record of the Common Shares. The Company did not pay any dividends on its Common Shares in fiscal years 2000 or 1999. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Credit Facility restricts the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors the Board of Directors considers appropriate.

Item 6.  Selected Financial Data

APAC Customer Services, Inc. Selected Financial Data	(In thousands, except per share and selected statistical data)

For the Fiscal Years Ended(1)

	December 31, 2000	January 2, 2000	January 3, 1999	December 28, 1997	December 29, 1996

Operating Data:
Customer Acquisition	$165,836	$149,000	$199,523	$182,874	$141,860
Customer Care	290,713	278,645	225,505	167,659	134,583
CustomerAssistance.com	7,806	—	—	—	—

Total net revenue	464,355	427,645	425,028	350,533	276,443
Cost of services(8)	359,669	347,005	353,979	268,177	193,967
Selling, general and administrative expenses(3)	68,610	58,045	65,230	45,810	33,397
Asset impairment charges(2)	—	—	71,172	3,238	—

Operating income (loss)	36,076	22,595	(65,353)	33,308	49,079
Interest expense, net	9,350	13,365	8,139	1,499	29
Income taxes (benefit)	10,056	3,580	(5,200)	12,100	18,500

Income (loss) from continuing operations	16,670	5,650	(68,292)	19,709	30,550
Gain (loss) from discontinued operations(4)	511	—	(11,028)	(18,726)	—
Cumulative effect of accounting change(5)	—	—	—	(2,200)	—

Net income (loss)	$17,181	$5,650	$(79,320)	$(1,217)	$30,550

Net income (loss) per share:
Basic:
Continuing operations	$0.35	$0.12	$(1.40)	$0.36	$0.66
Discontinued operations	0.01	—	(0.23)	(0.39)	—

Net Income (loss)	$0.36	$0.12	$(1.63)	$(0.03)	$0.66

Diluted:
Continuing operations	$0.33	$0.12	$(1.40)	$0.36	$0.64
Discontinued operations	0.01	—	(0.23)	(0.39)	—

Net Income (loss)	$0.34	$0.12	$(1.63)	$(0.03)	$0.64

Weighted average shares outstanding:
Basic:	48,286	47,341	48,609	47,453	46,350
Diluted:	50,952	47,822	48,609	48,505	47,935

Statistical Data:
Number of Customer Interaction Centers(6):
Customer Acquisition	37	43	62	56	48
Customer Care	16	16	15	12	14
CustomerAssistance.com	4	—	—	—	—
Number of workstations(6):
Customer Acquisition	3,640	4,148	5,991	5,584	4,592
Customer Care	6,323	6,718	6,729	5,186	3,858
CustomerAssistance.com	559	—	—	—	—
Net revenue per workstation(7):
Customer Acquisition	$46,458	$31,500	$36,178	$33,666	$36,005
Customer Care	$42,342	$41,374	$39,035	$33,075	$38,158
CustomerAssistance.com	$50,492	—	—	—	—
Balance Sheet Data:
Cash and short-term investments	$41,192	$18,876	$3,543	$17	$141
Net assets of discontinued operations(4)	—	10,028	7,096	15,318	—
Working capital	51,060	51,957	17,748	34,090	13,354
Capital expenditures	15,236	7,789	17,076	43,742	64,417
Total assets	231,795	236,480	267,502	185,831	141,381
Long-term debt, less current maturities	84,483	115,987	132,427	1,863	1,325
Share owners' equity	73,811	48,622	41,824	124,783	88,206

NOTES (000's except for Note 7):

(1)
The Company operates on a 52-/53-week fiscal year that ends on the Sunday closest to December 31. Fiscal 1998, which ended January 3,1999, is the only period presented that consists of 53 weeks. Prior years have been restated to conform to current year presentation.

(2)
The asset impairment charges in fiscal 1998 consist of $69,700 for the write-down of long-lived assets acquired with the purchase of ITI Holdings, Inc. ("ITI") in May 1998, and $1,472 of capitalized software abandoned by the Company during the year. The asset impairment charge in fiscal 1997 consists of a provision for software impairment of $3,238 recorded as a result of plans to replace software platforms used by the Company.

(3)
Includes restructuring charges in fiscal 1999 of $7,600 related to a program to close 24 Customer Acquisition Interaction Centers and to reduce the supporting salaried workforce and $9,000 in fiscal 1998 related to a similar program to close Customer Interaction Centers, reconfigure certain administrative support facilities and reduce the salaried workforce.

(4)
In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. (representing substantially all of the assets of Paragren) and received $17 million in cash proceeds. In January 2001, the Company received an additional $2.8 million in proceeds related to the terms of escrow and earn-out agreements. After selling expenses and other costs, $11 million of the initial proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets. Accordingly, Paragren is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. Fiscal 2000 includes a gain of $0.5 million, net of $0.3 million of income tax expense related to the sale of Paragren in January 2000. For fiscal year 1999, Paragren's net loss from discontinued operations of $5,500 was partially offset by the provision for anticipated losses established in fiscal 1998. In fiscal 1998, the reported loss from discontinued operations includes an estimated loss on disposal of $8,400, net of income tax benefit of $1,100. In fiscal 1997, the reported loss from discontinued operations includes a special charge of $19,800 to write-off in-process research and development acquired in connection with the purchase of Paragren in August 1997.

(5)
Cumulative effect of accounting change in 1997 reflects the adoption of EITF Bulletin No. 97-13 which requires that business process reengineering costs be expensed as incurred. Approximately $2,200 of previously capitalized and unamortized reengineering costs at November 20, 1997, have been expensed as the cumulative effect of the accounting change, net of income tax benefit of $1,349.

(6)
The number of Customer Interaction Centers represent centers and workstations in service as of the end of each fiscal year.

(7)
Net revenue per workstation was based on the weighted average number of workstations in service for each of the fiscal years presented. Customer Care's net revenue per workstation, exclusive of revenue earned from client-owned workstations managed for the Company's clients, was as follows: $46,584, 2000; $47,469, 1999; $50,458, 1998; $32,261, 1997; and $35,215, 1996. The Company's net revenue from the management of client-owned workstations is less than net revenue from the management of Company-owned workstations because the Company does not have an investment in facilities and technology required to provide the teleservices.

(8)
Cost of Services includes the reversal of nonrecurring telephone charges originally recorded during fiscal 1998. The Company reversed $1.4 million in 2000 and $4.9 million in 1999, respectively, of accrued telephone charges originally recorded in the fourth quarter of 1998. This reversal resulted from the Company negotiating favorable dispositions of costs associated with certain guaranteed minimum usage telecommunications contracts. Excluding both the charge in 1998 and the reversals in 2000 and 1999, cost of services were $361.1 million in 2000 and $351.9 million in 1999 compared to $347.7 million in 1998.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

DESCRIPTION OF BUSINESS

The Company is a leading provider of comprehensive customer relationship management (CRM) and electronic CRM (e-CRM) solutions for Fortune 1000, mid-tier and emerging e-commerce companies in the banking and brokerage, communications, healthcare, insurance, retail, utility, automotive and travel and entertainment sectors. The Company delivers a full-suite of electronic CRM products and services, including e-PACSM, a multi-channel platform that supports a broad range of integrated, e-commerce-based customer integration capabilities. Expanding upon its core competency of CRM solutions, APAC Customer Services recently added solutions integration services to its array of customer care programs. To help its clients better manage relationships with their customers, APAC Customer Services develops and delivers end-to-end customer care, customer acquisition and Web-enabled CRM programs. In December 1998, the Company's management approved a plan to sell Paragren's software development business. Accordingly, Paragren was reported as a discontinued operation, and the consolidated financial statements for fiscal years 1998 and 1997 have been reclassified to segregate the operating results and net assets of the business. The sale of Paragren's software business was completed in January 2000. As of December 31, 2000, the Company operated and managed approximately 10,500 workstations in 57 customer interaction centers and had three primary service offerings: Customer Acquisition, Customer Care and CustomerAssistance.com. (i.e. e-CRM Solutions).

Significant Clients

The nature of the industry is such that the Company is dependent on several large clients for a significant portion of its annual net revenue. The Company's ten largest clients collectively accounted for 66.1% of the Company's net revenue in fiscal 2000. The Company has one client, a parcel delivery client, which individually accounted for more than 10% of the Company's consolidated net revenues. This client accounted for 15.3% of the Company's consolidated net revenues and 24.4% of the Company's Customer Care net revenues in fiscal 2000, compared to 14.5% and 23.4% respectively, in fiscal 1999.

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

As a result of the facilities management programs, the Company expects that its overall gross margin will continue to fluctuate as net revenue attributable to fully outsourced programs vary in proportion to net revenue attributable to the facilities management program. Based on the foregoing, management believes that the Company's operating margin, which is income from operations, excluding unusual charges, expressed as a percentage of net revenue is a better measure of "profitability" on a period-to-period basis than gross margin. Operating margin may be less subject to fluctuation as the proportion of the Company's business portfolio attributable to fully outsourced programs versus facilities management program changes.

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

Results of Operations

The following tables set forth statement of operations data as a percent of net revenue from services performed by the Company for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, (fiscal 2000, fiscal 1999 and fiscal 1998, respectively).

	2000	1999	1998

Net revenue:
Customer Acquisition	35.7%	34.8%	46.9%
Customer Care	62.6	65.2	53.1
CustomerAssistance.com	1.7	—	—

Total net revenue	100.0	100.0	100.0
Operating expenses:
Cost of services	77.4	81.1	83.3
Selling, general and administrative expenses	14.8	13.6	15.3
Asset impairment charges	—	—	16.8

Total operating expenses	92.2	94.7	115.4

Operating income (loss)	7.8	5.3	(15.4)
Interest expense, net	2.0	3.2	1.9

Income (loss) from continuing operations before income taxes	5.8	2.1	(17.3)
Provision (benefit) for income taxes	2.2	0.8	(1.2)

Income (loss) from continuing operations	3.6	1.3	(16.1)
Gain (loss) discontinued operations, less income tax provision (benefit)	0.1	—	(2.6)

Net income (loss)	3.7%	1.3%	(18.7)%

Fiscal 2000 Compared to Fiscal 1999

Net revenue increased 8.6% to $464.4 million in fiscal 2000 from $427.6 million in fiscal 1999, an increase of $36.8 million. Customer Care net revenue increased by $12.1 million or 4.3% over fiscal 1999 levels. The increase in Customer Care net revenue was due primarily to growth in call volumes with new and existing clients and higher rates, partially offset by the reduction in volumes from under performing and expired contracts. Customer Acquisition net revenue increased by $16.8 million, or 11.3% over fiscal 1999 levels. This increase in Customer Acquisition net revenue was primarily due to rate increases, new programs for existing clients, new client programs and a more favorable business mix. CustomerAssistance.com contributed $7.8 million of revenue.

Cost of services increased $12.7 million in fiscal 2000, or 3.7% to $359.7 million from $347.0 million in fiscal 1999. This increase on 8.6% revenue growth was due to operational improvements in both Customer Care and Customer Acquisition. Cost of services for fiscal 1999 include the reversal of $4.9 million of accrued telephone charges that had been recorded in the fourth quarter of 1998. Cost of services in 2000 includes $1.4 million of such credits recorded in the third and fourth quarters. Customer Acquisition gross profit margins improved to 26.8% in fiscal 2000 from 16.4% in the previous year on improved business mix, better capacity utilization, increased productivity and a reduction in fixed costs which resulted from the restructuring plans implemented in fiscal 1999 that reduced the number of workstations and corresponding excess capacity. Customer Care also contributed with an increase in gross profit to 21.4% in fiscal 2000 from 20.2% in fiscal 1999. This increase resulted primarily from improved workforce management efforts.

Selling, general and administrative expenses increased to $68.6 million in fiscal 2000 from $58.0 million in fiscal 1999, an increase of $10.6 million or 18.3%. Fiscal 1999 expenses included $7.6 million of restructuring expenses. Excluding these charges, selling, general and administration expenses increased $18.2 million in fiscal 2000 or 36%. As a percent of net revenue, selling, general and administrative expenses increased to 14.8% in fiscal 2000 from 11.8% in fiscal 1999 before restructuring charges. This increase was primarily due to additional investments in the areas of people, adding marketing, sales and senior management personnel, and non-recurring costs related to the development of a new technology platform, e.PACSM, the development of new product service offerings related to CustomerAssistance.com ("CA.com") and vertical sales and solutions, management and infrastructure required for CustomerAssistance.com, and the new headquarters, operational facilities and associated personnel relocation in Deerfield, IL.

In fiscal 1999, the Company recorded restructuring charges of $7.6 million associated with the closure of 21 Customer Acquisition Interaction Centers and reductions in the salaried workforce. The facility closure charge included $5.4 million for the write-down of property and equipment, $0.9 million for employee severance costs and $1.3 million for lease termination costs.

The Company generated operating income of $36.1 million for fiscal 2000 compared to $22.6 million for fiscal 1999. For the Customer Care business unit, operating income for fiscal 2000 was $22.1 million, or 7.6% of net revenue, compared to operating income of $26.5 million, or 9.5% of net revenue, for the same period in the prior year, as the increase in gross profit dollars in 2000 resulting from higher gross profit margins were offset by higher selling, general and administrative expenses as previously discussed. The Customer Acquisition business unit generated operating income of $21.5 in fiscal 2000, compared to $3.7 million before restructuring charges, for the same period in fiscal 1999. The positive operating performance of the Customer Acquisition business unit in fiscal 2000 was primarily due to increased net revenue and the significant improvement in gross margins related to the successful implementation of the restructuring plans initiated in fiscal 1999 to reduce excess capacity and improve operating performance.

Net interest expense for fiscal 2000 decreased by $4.0 million compared to fiscal 1999. This decrease reflects the $27 million reduction in the term loan during fiscal 2000, and positive results from the Company's working capital management efforts that have contributed to increased cash balances and interest income from short term investments.

The Company's effective income tax rate is 37.6% for fiscal 2000, compared to 38.8% for fiscal 1999. The decrease in the effective rate is primarily the result of the utilization by the Company of $12.8 million of net operating loss carryforwards that had previously been fully reserved, partially offset by the tax impact from the sale of Paragren.

Fiscal 1999 Compared to Fiscal 1998

Net revenue increased to $427.6 million in fiscal 1999 from $425.0 million in fiscal 1998, an increase of $2.6 million. Customer Care net revenue increased by $53.1 million or 23.5% over fiscal 1998 levels. The increase in Customer Care net revenue was due primarily to growth in call volumes with existing clients and the full year inclusion of the results of ITI Marketing ("ITI"). Customer Acquisition net revenue decreased by $50.5 million or 25.3% below fiscal 1998 levels. This decrease in Customer Acquisition net revenue was primarily due to the consolidation of certain large clients and the loss of other clients previously associated with ITI substantially reducing outbound telemarketing call volumes available to the Company. The decrease also reflects the Company's strategy to balance call center capacity with demand for customer acquisition services.

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

The Company generated operating income of $22.6 million for fiscal 1999. Excluding the restructuring charges, operating income for fiscal 1999 was $30.2 million compared to $14.8 million (before restructuring and asset impairment charges) for fiscal 1998. For the Customer Care business unit, operating income for fiscal 1999 was $26.5 million, or 9.5% of net revenue, compared to operating income (before restructuring and asset impairment charges) of $15.8 million, or 7.0% of net revenue, for the same period in fiscal 1998. Customer Care operating income increased $10.7 million (before restructuring and asset impairment charges), principally due to increased net revenue and a more profitable client mix. The Customer Acquisition business unit generated operating income of $3.7 million prior to restructuring charges of $7.6 million in fiscal 1999, compared to an operating loss of $1.0 million before restructuring and asset impairment charges, for the same period in fiscal 1998. The operating performance of the Customer Acquisition business unit in fiscal 1999 was affected by decreased net revenue, the cost of underutilized customer interaction center capacity and higher direct wages, partially offset by the reversal in fiscal 1999 of $4.9 million in accrued telephone charges recorded in the fourth quarter of fiscal 1998. While the full year performance for Customer Acquisition was down compared to 1998, operating performance in the 3rd and 4th quarters of fiscal 1999 were significantly improved over the comparable periods in fiscal 1998. Improved operating performance coupled with reduced workstation capacity contributed to the improved financial performance.

Net interest expense for fiscal 1999 increased by $5.2 million compared to fiscal 1998. This increase reflects a full year of interest and related debt costs in fiscal 1999 on the $150.0 million term loan used to finance the purchase of ITI. While full year fiscal 1999 net interest expense was up significantly compared to fiscal 1998, the quarterly trend was decreasing as total debt levels were being reduced and positive results from the Company's working capital management efforts have contributed to increased cash balances and lower net interest expense.

The change in the Company's effective income tax rate to 38.8% in fiscal 1999 from (7.1)% in fiscal 1998 was primarily due to the effect of the write off of non-deductible goodwill and asset impairment charges in 1998.

New Accounting Pronouncements

Statement of Financial Accounting Standard Number 133, Accounting for Derivative and Hedging Activities

This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As a result of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133", the Company will adopt this standard in the first quarter of fiscal 2001. Management believes that the impact of SFAS No. 133 will not have a material effect on the Company's financial condition or results of operations.

SEC Staff Accounting Bulletin:
No. 101—Revenue Recognition in Financial Statements:

In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin (SAB) no. 101 "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 were required to be adopted by recording the cumulative effect of the change in the fiscal quarter ending March 31, 2000. No such adjustment was required for the Company and the adoption of this pronouncement did not effect the accounting policies or results of operations of the Company in fiscal 2000.

Liquidity and Capital Resources

The following table sets forth consolidated statements of cash flow data for the Company for years ended December 31, 2000, January 2, 2000, and January 3, 1999, respectively.

	2000	1999	1998

Net cash provided by operating activities	$41.4	$47.3	$45.9
Net cash used by investing activities	1.7	(7.8)	(166.3)
Net cash provided (used) by financing activities	(20.8)	(24.2)	123.9

Net increase (decrease) in cash	$22.3	$15.3	$3.5

Cash provided by operations during fiscal 2000 decreased $5.9 million from fiscal 1999 as significantly improved operating results and a decrease in accounts receivable in fiscal 2000 were offset by a change in timing differences relating to net deferred tax assets, and changes in net assets of discontinued operations.

The Company spent $15.2 million and $7.8 million, net of disposals and retirements in fiscal 2000 and 1999, respectively, for capital expenditures, primarily information technology in fiscal 2000, and construction of additional customer interaction center capacity for Customer Care clients and to upgrade equipment in existing centers in 1999. These capital expenditures were funded with cash provided by operations. In conjunction with the move to the new headquarters facility in Deerfield in fiscal

2000, the Company has spent approximately $5.5 million for furniture, renovations and technology equipment. On March 28, 2000 the Company sold an aggregate of 695,652 common shares held in treasury to a member of the Board of Directors, for $5,000,000 in cash, or $7.1875 per share.

At January 2, 2000, the Company had a $75.0 million Revolving Credit Facility ("Revolving Facility") available for general working capital purposes and capital expenditures. On January 20, 2000, the Company amended the Credit Facility, reducing the Revolving Facility to $50.0 million. As of December 31, 2000, there were no borrowings outstanding under the Revolving Facility. The Company made $27.0 million of repayments on its Term Loan during fiscal 2000, $11.0 million of which was made as a result of the sale of Paragren, resulting in a balance outstanding at December 31, 2000, of $103 million. $20.0 million in scheduled principal payments will be made in fiscal 2001.

The Company expects that cash from future operations and available borrowings under the Revolving Facility will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations during fiscal year 2001.

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

In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Report on Form 10-K are also subject to the following risks and uncertainties:

Reliance on Major Clients

Because a substantial portion of the Company's revenue is generated from relatively few clients, the loss of a significant client or clients could have a materially adverse effect on the Company. The Company had clients which individually accounted for more than 10% of the Company's net revenue for fiscal years 2000, 1999, and 1998. The Company's ten largest clients collectively accounted for 66.1% of the Company's net revenue. The Company's largest client in fiscal 2000 was a large parcel delivery client, which accounted for 15.3% of the Company's net revenue in fiscal 2000. The Company's second largest client in fiscal 2000 was a financial services subsidiary of a national retailer, which accounted for 9.1% of the Company's net revenue during that period. The Company's third largest client in fiscal 2000 was a major telecommunications client which accounted for 8.1% of the Company's net revenue during the period. In fiscal 1999, two clients accounted for 14.5% and 10.1% of the Company's net revenue and in fiscal 1998, two clients accounted for 16.1% and 13.5% of the Company's net revenue, respectively. Many of the Company's clients are concentrated in the business and consumer products, parcel delivery, financial services, insurance, retail, health care and pharmaceuticals, and telecommunications industries. A significant downturn in any of these industries or a trend in any of these industries not to use, or to reduce their use of, telephone-based sales, marketing or customer management solutions could have a materially adverse effect on the Company's business. The Company generally operates under contracts, which may be terminated on short notice, most of which do not have minimum volume requirements. Additionally, the Company's contracts do not typically ensure that it will generate a minimum level of revenues or generate a minimum level of volume, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program.

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

Inability to Effectively Implement and Expand Our Internet Products and Services.

An important part of the Company's growth strategy includes providing a full suite of electronic customer relationship management products and services over the Internet. The effective implementation and growth of our Internet based products and services is dependent on the anticipated growth in and industry trends towards outsourcing and co-sourcing of Internet based marketing and customer service operations and a variety of other external and internal factors.

The Internet based information and services market is new and rapidly evolving. The Company's Internet strategy would be materially adversely affected if Internet usage does not continue to grow or grows slowly. Internet usage may be inhibited for a number of reasons, such as inadequate network infrastructure, system failures, delays or other difficulties, security and privacy concerns, and the unavailability of cost-effective, high-speed access to the Internet.

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

The success of the Company's Internet products and services is dependant on the timely development, integration and continued enhancement of our Internet products and services including: the effective and timely marketing to, and level of acceptance and increased utilization by, existing and new clients of the Company; the accurate estimation by the Company of the level of need and demand for customer support and service through the use of the Internet; the ability of the Company to hire, train and retain qualified technology and other personnel in connection with its development, implementation and/or enhancement efforts and the operation of CustomerAssistance.com; the compatibility of CustomerAssistance.com and other Internet products and services with existing systems of the Company's clients and the extent of the technical problems arising with respect to obtaining such compatibility; and the introduction of new competitive products and services in the Company's industry by other companies and, in connection therewith, the ability of the Company to maintain a leadership role in both traditional and Internet based products and services.

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

Several of the industries in which the Company's clients operate are subject to varying degrees of government regulation, particularly the telecommunications, insurance and financial services industries. Generally, compliance with these regulations is the responsibility of the Company's clients. However, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations. There is increasing Federal and state interest in privacy protections, some aspects of which could impose additional regulatory pressure on the business of the Company's clients and, less directly, on the Company's business. The Company's telephone representatives who sell insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs, thus requiring the Company to comply with the extensive regulations of these state commissions. As a result, changes in these regulations or their implementation could materially increase the Company's operating costs.

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

Control by Principal Share Owner

Mr. Schwartz, the Company's Chairman, beneficially owns approximately 39.7% of the outstanding Common Shares. In addition, two trusts, established by Mr. Schwartz, each beneficially own approximately 5.3% of the outstanding Common Shares. As a result, Mr. Schwartz is able to exercise significant control over the outcome of substantially all matters requiring action by the Company's share owners. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. The Company enters into derivatives in order to minimize these risks, but not for trading purposes and has entered into interest rate agreements which effectively fix all of its term loan obligations. As a result, the interest rate on approximately 99% of debt obligations as of December 31, 2000 are fixed.

The Company prepared a sensitivity analysis of its derivatives assuming a one percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not increase interest expense due to the fact that substantially all debt is at fixed rate. The effect of the interest change on the fair market value of the outstanding debt is insignificant and the sensitivity analysis assumes no changes in the Company's financial structure.

Item 8.  Financial Statements and Supplementary Data

The following financial information is included in this Report:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Share Owners of
APAC Customer Services, Inc.:

We have audited the accompanying consolidated balance sheets of APAC CUSTOMER SERVICES, INC. and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, share owners' equity and cash flows for the years ended December 31, 2000, January 2, 2000 and January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APAC Customer Services, Inc. and Subsidiaries as of December 31, 2000 and January 2, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois
January 31, 2001

APAC Customer Services, Inc. Consolidated Statements of Operations	(Dollars in thousands)

For the Fiscal Years Ended

	December 31, 2000	January 2, 2000	January 3, 1999

Net Revenue	$464,355	$427,645	$425,028
Operating Expenses:
Cost of services	359,669	347,005	353,979
Selling, general and administrative expenses	68,610	58,045	65,230
Asset impairment charges	—	—	71,172

Total operating expenses	428,279	405,050	490,381

Operating income (loss)	36,076	22,595	(65,353)
Interest Expense	9,350	13,365	8,139

Income (loss) from continuing operations before income taxes	26,726	9,230	(73,492)
Provision (Benefit) for Income Taxes	10,056	3,580	(5,200)

Income (loss) from continuing operations	16,670	5,650	(68,292)
Discontinued Operations:
Loss from operations of Paragren Technologies, Inc., less income tax benefit of ($1,100)	—	—	(2,628)
Gain (loss) on disposal of Paragren Technologies, Inc., net of income tax provision (benefit) of $321 and ($1,100) respectively, and a provision of $3,000 in fiscal 1998 for operating losses during disposal period	511	—	(8,400)

Total discontinued operations	511	—	(11,028)

Net Income (Loss)	$17,181	$5,650	$(79,320)

Net Income (Loss) Per Share:
Basic:
Income (loss) from continuing operations	$0.35	$0.12	$(140)
Gain (loss) from discontinued operations	0.01	—	(0.23)

Net income (loss)	$0.36	$0.12	$(1.63)

Diluted:
Income loss from continuing operations	$0.33	$0.12	(1.40)
Gain (loss) from discontinued operations	0.01	—	(0.23)

Net income (loss)	$0.34	$0.12	$(1.63)

Weighted Average Shares Outstanding:
Basic	48,286	47,341	48,609
Diluted	50,952	47,822	48,609

See Notes to Consolidated Financial Statements.

APAC Customer Services, Inc. Consolidated Balance Sheets	(Dollars in thousands)

	December 31, 2000	January 2, 2000

ASSETS
Current assets
Cash and cash equivalents	$41,192	$18,876
Accounts receivable, less allowances of $3,089 and $1,560, respectively	65,346	72,031
Net assets of discontinued operations	—	10,028
Other current assets	13,333	14,346

Total current assets	119,871	115,281
Property and equipment, net	54,480	65,884
Goodwill and other intangible assets, net	47,757	52,541
Deferred taxes	2,789	—
Other assets	6,898	2,774

	$231,795	$236,480

LIABILITIES AND SHARE OWNERS' EQUITY
Current liabilities
Current maturities of long-term debt	$20,508	$16,808
Accounts payable	8,210	7,588
Accrued liabilities:	40,093	38,928

Total current liabilities	68,811	63,324

Long-term debt, less current maturities	84,483	115,987
Deferred taxes	—	2,623
Other liabilities	4,690	5,924
Commitments and contingencies
Share owners' equity
Common shares, $0.01 par value; 200,000,000 shares authorized; issued: 49,520,906 shares in 2000 and 49,079,617 shares in 1999	495	491
Additional paid-in capital	100,344	94,945
Retained earnings (deficit)	(23,982)	(41,163)
Treasury shares; 866,704 and 1,609,000 shares, respectively, at cost	(3,046)	(5,651)

Total share owners' equity	73,811	48,622

	$231,795	$236,480

See Notes to Consolidated Financial Statements.

APAC Customer Services, Inc. Consolidated Statements of Share Owners' Equity	(Dollars in Thousands)

			Additional Paid-In Capital		Total Treasury Shares	Share Owners' Equity
	Common Shares			Retained Earnings
	Issued	Amount

Balance, December 28, 1997	48,794,367	$488	$91,788	$32,507	$—	$124,783
Net loss	—	—	—	(79,320)	—	(79,320)
Exercise of employee stock options, including related income tax benefits	41,837	—	948	—	—	948
Issuance of Common Shares through employee stock purchase plan	57,669	1	353	—	—	354
Stock option and warrant transactions	—	—	710	—	—	710
Purchase of 1,609,000 treasury shares	—	—	—	—	(5,651)	(5,651)

Balance, January 3, 1999	48,893,873	489	93,799	(46,813)	(5,651)	41,824
Net income	—	—	—	5,650	—	5,650
Exercise of employee stock options, including related income tax benefits	93,418	1	546	—	—	547
Issuance of Common Shares through employee stock purchase plan	92,326	1	266	—	—	267
Stock option and warrant transactions	—	—	334	—	—	334

Balance, January 2, 2000	49,079,617	$491	94,945	(41,163)	(5,651)	48,622
Net income	—	—	—	17,181	—	17,181
Exercise of employee stock options, including related income tax benefits	370,974	3	2,485	—	—	2,488
Issuance of Common Shares through employee stock purchase plan	70,315	1	362	—	—	363
Sale of 742,296 treasury shares	—	—	2,395	—	2,605	5,000
Stock option and warrant transactions	—	—	157	—	—	157

Balance, December 31, 2000	49,520,906	$495	$100,344	$(23,982)	$(3,046)	$73,811

See Notes to Consolidated Financial Statements.

APAC Customer Services, Inc. Consolidated Statements of Cash Flows	(Dollars in Thousands)

For the Fiscal Years Ended

	December 31, 2000	January 2, 2000	January 3, 1999

Operating Activities:
Net income (loss)	$17,181	$5,650	$(79,320)
Depreciation and amortization	31,177	34,420	35,470
Deferred income taxes	(4,761)	5,932	(8,130)
Asset impairment charges	—	—	71,172
Loss from discontinued operations	—	—	11,028
Changes in operating assets and liabilities, net of effects of acquisition and restructuring charges:
Receivables	6,685	3,346	12,399
Other current assets	(2,393)	1,289	3,181
Accounts payable	622	1,883	(4,206)
Accrued expenses	12	(2,121)	7,416
Discontinued operations	(8,330)	(2,932)	(2,806)
Increase in other assets	1,208	(105)	(306)

Net cash provided by operating activities	41,401	47,362	45,898
Investing Activities:
Proceeds from sale of Paragren Technologies, Inc	17,000	—	—
Purchase of property and equipment, net of disposals	(15,236)	(7,789)	(17,076)
ITI Holdings, Inc. acquisition costs, net of cash acquired	—	—	(149,229)

Net cash provided (used) by investing activities	1,764	(7,789)	(166,305)
Financing Activities:
Proceeds from issuance of long-term debt	—	—	150,000
Net payments on revolving credit facilities	—	—	(23,600)
Payments on long-term debt	(27,804)	(15,754)	(7,102)
Payment of debt issuance costs	—	—	(2,031)
Decrease in book overdraft	—	—	(4,679)
(Decrease) increase in customer deposits and other liabilities	(1,052)	(9,634)	14,985
Stock option and warrant transactions, including related income tax benefits	3,007	1,148	2,011
Sale (purchase) of treasury shares	5,000	—	(5,651)

Net cash provided (used) by financing activities	(20,849)	(24,240)	123,933

Net Increase in Cash and Cash Equivalents	22,316	15,333	3,526
Cash and Cash Equivalents:
Beginning of year	18,876	3,543	17

End of year	$41,192	$18,876	$3,543

Supplemental Disclosures:
Cash flow information:
Cash payments for interest (net of amounts capitalized)	$11,104	$12,797	$7,008
Cash payments for income taxes	$7,325	$106	$5,927

See Notes to Consolidated Financial Statements.

APAC Customer Services, Inc. Notes to Consolidated Financial Statements	(Dollars in thousands, except as otherwise indicated)

1.  Summary of Significant Accounting Policies

Description of Business

APAC Customer Services, In. ("APAC" or the "Company") is a leading provider of comprehensive customer relationship management (CRM) and electronic CRM (e-CRM) solutions for Fortune 1000, mid-tier and emerging e-commerce companies in the financial services, communications, healthcare, insurance, retail, utility, automotive and travel and entertainment sectors. The Company delivers a full suite of e-CRM products and services, including e.PACSM, a multi-channel platform that supports a broad range of integrated, e-commerce-based customer interaction capabilities. Expanding upon its core competency of CRM solutions, APAC Customer Services recently added solutions integration services to its array of customer care programs. To help its clients better manage relationships with their customers, APAC Customer Services develops and delivers end-to-end customer care, customer acquisition and Web-enabled CRM programs.

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

Fiscal Year

The Company operates on a 52-/53-week fiscal year that ends on the Sunday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on December 31, 2000, (52 weeks), January 2, 2000 (52 weeks), and January 3, 1999 (53 weeks).

Cash Equivalents

Cash equivalents consist of highly liquid, short-term investments readily converted to cash.

Trade Receivables

Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of certain major clients. The Company generally does not require collateral or other security to support clients' receivables. The Company conducts periodic reviews of its clients' financial conditions and vendor payment practices to minimize collection risks on trade receivables.

Long-lived Assets

Long-lived assets are comprised of property and equipment, capitalized software and intangible assets. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. For long lived assets held for use an impairment loss is recognized when the estimated undiscounted cash flows produced by an asset are less than the asset's carrying value.

Property and Equipment.  Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for building and leasehold improvements, 3 to 7 years for telecommunications equipment, and 3 to 7 years for workstations and office equipment. Total depreciation expense for property and equipment for fiscal years 2000, 1999 and 1998 was $23,231, $25,770 and $28,862 respectively.

Capitalized Software.  The Company capitalizes certain costs related to the purchase and installation of computer software for internal use. Amortization is provided on a straight-line basis over estimated useful lives ranging up to 5 years. Amortization of capitalized software costs for fiscal years 2000, 1999 and 1998 was $3,408, $3,721 and $2,837 respectively.

Intangible Assets.  Goodwill and other intangible assets are amortized on a straight-line basis over the expected period of benefit ranging from 4 to 21 years. Total amortization of goodwill and other intangible assets for fiscal years 2000, 1999 and 1998 was $4,185, $4,494 and $5,130, respectively.

Revenue Recognition

The Company recognizes customer services revenue as services are performed for its clients, generally based upon hours incurred and is in compliance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition".

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which established standards for reporting of comprehensive income, was adopted by the Company in January 1998. As of January 2, 2000 and January 3, 1999, the Company had no transactions separately identified as components of "other comprehensive income" under SFAS No. 130.

2.  New Accounting Pronouncements

Statement of Financial Accounting Standard Number 133, Accounting for Derivative and Hedging Activities

This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As a result of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133", the Company will adopt this standard in the first quarter of fiscal 2001. Management believes that the impact of SFAS No. 133 will not have a material effect on the Company's financial condition or results of operations.

SEC Staff Accounting Bulletin: No. 101—Revenue Recognition in Financial Statements:

In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 were required to be adopted by recording the cumulative effect of the change in the fiscal quarter ending March 31, 2000. No such adjustment was required for the Company and the adoption of this pronouncement did not effect the accounting policies or results of operations of the Company in fiscal 2000.

3.  Supplemental Balance Sheet Data

Consolidated Balance Sheet

	December 31, 2000	January 2, 2000

Deferred tax assets	$4,860	$5,511
Refundable Federal income taxes	—	4,310
Prepaid expenses	4,901	3,857
Non-trade receivables	3,572	668

Other current assets	$13,333	$14,346

Building and leasehold improvements	$32,554	$30,833
Telecommunications equipment	74,928	74,144
Workstations and office equipment	16,228	14,740
Capitalized software	15,778	12,780
Construction in progress	3,232	1,463
Accumulated depreciation and amortization	(88,240)	(68,076)

Property and equipment, net	$54,480	$65,884

Goodwill	$28,317	$28,916
Assembled workforce	3,600	3,600
Customer relationships	28,493	28,493
Accumulated amortization	(12,653)	(8,468)

Goodwill and other intangibles, net	$47,757	$52,541

Payroll and related items	$23,128	$22,248
Income taxes payable	3,174	—
Acquisition-related costs	392	1,145
Telecommunications expenses	1,145	3,619
Customer deposits	437	1,489
Other accrued liabilities	11,817	10,427

Accrued liabilities	$40,093	$38,928

4.  Acquisition of ITI Holdings, Inc.

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

The excess of purchase price over the fair value of tangible assets acquired, liabilities assumed and additional liabilities recorded of $136.7 million was initially allocated to intangible assets based upon their estimated fair values as determined by independent appraisal. Purchased intangibles consisted of assembled workforce of $3.6 million, customer relationships of $36.8 million and goodwill of $96.3 million. The intangible assets are being amortized over their estimated useful lives ranging from 7 to 21 years. In addition, ITI had accumulated net operating loss carryforwards of $12.8 million as of the date of acquisition, which were fully reserved through a valuation allowance. In fiscal 2000 all net operating loss carryforwards were utilized (see note 7 Income Taxes.)

In connection with the acquisition, the Company provided a total of $21.2 million in estimated costs to close facilities, terminate unfavorable contracts, write-off uncollectible trade receivables and reduce the workforce by 135 employees. The amounts provided included $6.5 million for facilities, $9.7 million for contracts, $2.4 million for trade receivables and $2.6 million for employee severance. Of this reserve, $12.9 million has been utilized or paid through December 31, 2000 and $6.7 million has been taken as a reduction of goodwill. The remaining balance of acquisition related reserves was $1.6 million and $3.2 million as of December 31, 2000, and January 2, 2000, respectively. To the extent that unused facilities covered by long-term leases were subleased and unfavorable contracts were renegotiated, a reduction in the acquisition-related reserves and goodwill recorded as of the end of fiscal year 1998 was required during fiscal year 1999, as discussed below. The remaining reserve at December 31, 2000 will be utilized primarily for the reduction of lease obligations over the term of such leases.

Valuation Adjustments

During fiscal year 1999, the Company recorded a $7.8 million reduction in goodwill related to the 1998 acquisition of ITI. The decrease in goodwill did not affect the reported results of operations. The Company reduced liabilities relating to the ITI purchase by $6.1 million due to a reduction in the estimated costs to close facilities and renegotiate contracts, and the Company revalued and increased certain deferred income tax assets by $1.7 million. In fiscal year 2000 the final accounting related to the acquisition was completed and excess reserves of $0.6 million were taken as a reduction to goodwill.

Nonrecurring Charges

During fiscal year 1998, the Company recorded two nonrecurring charges in cost of services in connection with the ITI purchase. The Company provided allowances for doubtful accounts of $2.5 million to fully reserve trade accounts receivable balances due from two ITI clients who had filed for protection under Federal bankruptcy law. The Company also accrued a total of $7.1 million in future telecommunications costs guaranteed under two minimum usage contracts scheduled to expire in the year 2000. As a result of the downturn in ITI's business, the Company had not expected to achieve the minimum volumes under these contracts and, accordingly, did not expect to recover the guaranteed costs from future results of operations.

During fiscal year 2000 and 1999, results of operations were favorably affected by the reversal of $1.4 million and $4.9 million, respectively, of telecommunications charges that had been accrued in fiscal 1998. These reversals, which were reflected in cost of services, were realized when the Company was able to negotiate the favorable dispositions of costs associated with guaranteed minimum usage telecommunications contracts.

Asset Impairment

During fiscal year 1998, fourth quarter reductions in clients' use of outbound telemarketing programs as a method of customer acquisition had reduced ITI's Customer Acquisition division net revenue and profitability substantially below levels that existed at the date of acquisition. Six clients, comprising approximately 65% of ITI's Customer Acquisition net revenue, had either ceased or substantially reduced their telemarketing activities due to apparent financial impairment or consolidation in the consumer and financial services industries. In addition, lower than expected outbound telemarketing volume had prevented the Company from realizing synergies anticipated with and valued in the ITI acquisition.

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

Pro Forma Information

The unaudited pro forma results of operations, as if the ITI acquisition had occurred at the beginning of fiscal 1998 are summarized below (in thousands, except per share data):

1998

Net revenue	$487,527
Income (loss) from continuing operations	(68,162)
Net loss	(79,190)
Income (loss) per diluted share from continuing operations	$(1.40)
Net loss per diluted share	$(1.63)

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

5.  Discontinued Operations

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

In consideration for the common and preferred stock of Paragren, the Company issued to Paragren share owners 1,991,385 shares of its Common Shares and converted existing Paragren stock options into stock options for an additional 189,199 shares of the Company's Common Shares. The acquisition was accounted for as a purchase. The purchase price of approximately $32.9 million was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values as determined by an independent appraisal. The allocation of values to intangible assets consisted of $1.5 million to assembled workforce and non-compete covenants, $19.8 million to in-process research and development, and $12.0 million to goodwill.

In December 1998, the Company's management approved a plan to sell Paragren when it decided that additional investment in the software development business was not consistent with the Company's long-term strategic goals and objectives. Accordingly, Paragren was reported as a discontinued operation, and the consolidated financial statements for fiscal year 1998 were reclassified to segregate the operating results and net assets of the business. At that time, the Company fully expected to sell Paragren during fiscal year 1999. During fiscal year 1998, the estimated net loss relating to the disposal of Paragren was $8.4 million, net of an income tax benefit of $1.1 million. The estimate included a reduction in asset values of $6.5 million for the expected loss on disposal based upon a preliminary offer for the business which the Company had received. The estimate also included a provision for anticipated net operating losses until disposal of $1.9 million, net of an income tax benefit of $1.1 million.

In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. (representing substantially all of the assets of Paragren) and received $17 million in cash proceeds. After selling expenses and other costs, $11 million of the proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets. In January 2001, the Company received an additional $2.8 million of proceeds related to the terms of escrow and earn-out agreements. As a result of the sale, the Company recorded a net gain on the sale of Paragren of $0.5 million, net of $0.3 million of income tax expenses in fiscal 2000.

The operations and anticipated disposal of Paragren did not affect the Company's results of operations in 1999 as the loss provision established in fiscal 1998, was sufficient to absorb these losses. The proceeds from the sale of Paragren exceeded the amount estimated in 1998, and, accordingly, asset values were increased by $3.6 million. However, actual losses from operations for Paragren in fiscal 1999 were $3.6 million greater than the amount estimated in 1998 and offset the increase in the estimated proceeds. As a result, there was no income statement impact to the Company in 1999. Due to the sale of Paragren in January 2000 there were no operating results for fiscal 2000.

Summary operating results for Paragren for fiscal years 1999 and 1998 are as follows (in thousands):

	1999	1998

Net revenue	$7,465	$10,711
Operating expenses:
Cost of services	5,190	5,496
Selling, general and administrative expenses	10,603	8,978

Total operating expenses	15,793	14,474

Loss from operations	(8,328)	(3,763)
Interest income, net	(286)	35

Loss before income taxes	(8,614)	(3,728)
Income taxes benefit	(3,139)	(1,100)

Net loss	$(5,475)	$(2,628)

Net assets of discontinued operation held for sale are as follows (in thousands):

January 2, 2000

Current assets	$3,013
Property and equipment	1,201
Goodwill and other intangibles	7,926
Capitalized software	1,578

Total assets	13,718

Current liabilities	3,338
Deferred income taxes	352

Total liabilities	3,690

Net assets of discontinued operations	$10,028

6.  Restructuring Charges

Fiscal year 1999 results include three separate restructuring charges totaling $7.6 million ($4.7 million after tax) related to a program to close a total of 24 Customer Acquisition Interaction Centers and to reduce the supporting salaried workforce. A charge of $2.0 million was recorded in the first quarter including $1.4 million for the write-down of property and equipment and $0.6 million for employee severance costs. An additional charge of $4.0 million was recorded in the second quarter including $2.7 million for the write-down of property and equipment, $0.3 million for employee severance costs and $1.0 million for lease termination costs. The final charge of $1.6 million was recorded in the third quarter including $1.3 million for the write-down of property and equipment and $0.3 for lease termination costs.

The $2.0 million of restructuring charges recorded in the first quarter of 1999 were fully utilized by the end of fiscal 1999. Of the remaining $5.6 million of restructuring charges, $3.4 million were also utilized in 1999. During fiscal 2000, the Company utilized $1.7 million of the $2.2 million remaining restructuring accruals related to restructuring charges recorded in the second and third quarters of fiscal 1999. The remaining balance of $0.5 million, related to one center that was not closed, was credited to cost of services in fiscal 2000.

In the second quarter of fiscal year 1998, the Company recorded a restructuring charge of $9.0 million ($5.6 million after tax). The restructuring initiatives involved closing Customer Interaction Centers, reconfiguring certain administrative support facilities and reducing the workforce by approximately 80 salaried employees. The 1998 restructuring charge included $4.5 million for the write-off of leasehold improvements and equipment, $3.3 million for employee severance costs and $1.2 million for lease termination costs. All such reserves have been utilized.

7.  Income Taxes

The provision (benefit) for income taxes for continuing operations for fiscal years 2000, 1999 and 1998 consisted of the following:

	2000	1999	1998

Current provision (benefit)	$14,817	$(2,352)	$3,460
Deferred provision (benefit)	(4,761)	5,932	(8,660)

Total provision (benefit) for income taxes	$10,056	$3,580	$(5,200)

A reconciliation of the statutory Federal income tax rate to the actual effective income tax rate for continuing operations for fiscal years 2000, 1999 and 1998 is as follows:

	2000	1999	1998

Statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of Federal benefit and state credits	3.6	3.6	(0.2)
Non-deductible goodwill(1)	18.9	4.7	29.3
Utilization of net operating losses previously benefited(2)	(16.8)	—	—
Work Opportunity Tax credit	(4.5)	(5.8)	(0.5)
Other	1.4	1.3	(0.7)

Effective rate	37.6%	38.8%	(7.1)%

(1)
Primarily relates to the disposal on non-tax deductible goodwill in connection with the sale of Paragren in fiscal 2000.

(2)
Represents the Company's ability to utilize all net operating losses including those previously benefited but fully reserved.

The significant components of deferred income tax assets and liabilities for continuing operations are as follows:

	December 31, 2000	January 2, 2000

Deferred tax assets:
Vacation accrual	$940	$1,047
Self-insurance related costs	1,669	791
Acquisition-related costs	683	1,883
Restructuring charge	—	1,202
Revenue recognition	1,155	1,230
Allowance for doubtful accounts	1,234	1,261
Tax loss carryforwards	—	4,471
Other	2,551	1,137

Total deferred tax assets	8,232	13,022

Deferred tax liabilities:
Excess depreciation	350	5,002
Change in accounting methods	146	303
Other	87	358

Total deferred tax liabilities	583	5,663

Gross deferred tax assets	7,649	7,359

Valuation allowance	—	(4,471)

Net deferred tax assets	$7,649	$2,888

At January 2, 2000, the Company had a net operating loss carryforward for tax purposes of $4.9 million from operations in fiscal 1999 and $12.8 million acquired in connection with the purchase of ITI. For financial reporting purposes, a valuation allowance in the amount of approximately $4.5 million was recorded in 1998 as an offset to the deferred tax assets of ITI that could only be realized to the extent that ITI generates sufficient future book and taxable income. In fiscal 2000 the Company generated taxable income sufficient to utilize all $17.7 million of these net operating loss carryforwards including the $12.8 million of such carryforwards fully reserved in previous years.

8. Long-term Debt

Long-term debt consisted of the following:

	December 31, 2000	January 2, 2000

Term Loan, effective fixed interest rate of 9.1% and 9% respectively, final payment due June 2003.	$103,000	$130,000
Industrial Revenue Bonds, payable monthly at 7%, final payment due June 2008	1,036	1,147
County Development Note, payable monthly at 4%, final payment due January 2004	471	612
Promissory Note, payable monthly at 9%, final payment due September 2002	155	236
Capital leases, payable monthly at 7.8% average rate, final payment due January 2003	329	800

Total long-term debt	104,991	132,795
Less—current maturities	20,508	16,808

Long-term debt, net	$84,483	$115,987

As of December 31, 2000, the carrying value of future debt obligations reasonably approximates their fair value, and the principal payments of long-term debt are due as follows:

2002	$26,511
2003	57,289
2004	151
2005	150
Thereafter	382

Total payments	$84,483

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

Under the terms of the Credit Facility as amended and in effect at the end of fiscal 2000 the total facility is $169 million, consisting of a $119 million Term Loan and a $50 million Revolving Facility. The Company is required to make quarterly principal payments on the Term Loan, ranging from $4 million to $7 million per quarter, with a specified final payment of $50 million due June 1, 2003. At December 31, 2000, the Company had $103 million outstanding under the Term Loan and zero outstanding on the Revolving Facility.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants which limit the Company's ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, and to make certain restricted payments. As a result, the Company is not allowed to pay dividends on its Common Shares. The Company is in compliance with all covenants and restrictions imposed by the terms of the Credit Facility as of December 31, 2000.

Borrowings under the Credit Facility incur a floating interest rate usually based on the LIBOR index rate, although the Company has the option of using an alternate base rate defined in the agreement. In addition, the Company pays a commitment fee on the unused portion of the Revolving Facility as well as an annual fee on the outstanding letters of credit. As of December 31, 2000, the Company had $4.1 million of outstanding letters of credit.

In connection with securing the Credit Facility in 1998, the Company paid fees and expenses of $2.0 million. The debt issuance costs are recorded as deferred charges and are being amortized over the term of the Credit Facility of five years. The amortization of deferred debt costs for fiscal years 2000, 1999 and 1998 was $0.4 million, $0.4 million and $0.2 million, respectively.

Interest Rate Agreements

The Company has entered into various interest rate agreements with one of the parties to the Credit Facility. On May 20, 1998, the Company entered into an interest rate swap agreement ("Swap") and an interest rate cap agreement ("Cap") to hedge a portion of the interest rate risk associated with its floating rate debt. Under the terms of the Swap, through June 1, 2003, the Company pays a fixed interest rate of 6.0% and receives a floating rate payment based on the 30-day LIBOR rate. The Swap had an initial notional amount of $100 million and amortizes, pro rata, with principal payments on the Term Loan. The notional amount on the Swap was reduced by $11 million, by way of sale in the open market, to reflect the $11 million prepayment on the Term Loan on January 18, 2000. Under the terms of the Cap, through June 1, 2003, the Company will make payments based on .45% of the outstanding notional amount of the Term Loan, and the Company will receive payments any time the 30-day LIBOR rate exceeds 6.0%. The Cap had an initial notional amount of $50 million and amortizes, pro rata, with principal payments on the Term Loan. At December 31, 2000, the fair market values of the Swap and Cap were $(247) and $214, respectively.

9. Commitments and Contingencies

Lease Commitments

The Company leases its Customer Interaction Centers and administrative offices. Rent expense for the fiscal years 2000, 1999, and 1998 was $8,944, $7,548 and $8,885 respectively.

Minimum future rental payments at December 31, 2000, are as follows (in thousands):

Operating Leases

2001	$8,402
2002	6,470
2003	5,659
2004	4,719
2005	4,850
Thereafter	11,688

Total payments	$41,788

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

On January 5, 2000, APAC, Inc. filed suit against the Company in the U.S. District Court for the Northern District of Georgia (Atlanta Division) alleging that the Company's use of "APAC" in the Company's name infringes a trademark of APAC, Inc. The suit asserts violations of the federal Lanham Act and various Georgia state statutes, as well as a breach by the Company of an agreement between APAC, Inc. and the Company. Discovery is proceeding in this action and the Company continues to defend itself vigorously.

Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

Although the Company does not believe that any of these proceedings will result in a materially adverse effect on its consolidated financial position, no assurance to that effect can be given.

Training Bonds

At the end of the 2000, 1999 and 1998 fiscal years, the Company had guaranteed the repayment of approximately $625, $887 and $1,435 respectively, of the remaining outstanding community college bond obligations, which were issued in connection with various job-training agreements. At December 31, 2000, the Company estimates that the deposits made into escrow will be adequate to cover the cost of the maturing bonds.

10.  Share Owners' Equity

The authorized capital stock of APAC Customer Services, Inc. consists of (a) 200 million Common Shares, $.01 par value per share, of which 49,520,906 were issued as of December 31, 2000, and (b) 50 million Preferred Shares, $.01 par value per share, of which no shares have been issued. On August 31, 1998, the Board of Directors authorized the Company to repurchase, from time to time at management's discretion, up to 2,500,000 shares of its outstanding Common Shares at market prices. During fiscal 1998, the Company repurchased 1,609,000 shares at an average price of $3.50 per share. The remaining authorization has expired. In fiscal 2000 742,296 of the treasury shares previously purchased were sold, primarily to a member of the Board of Directors.

11.  Equity Instruments

Stock Options

The Company has granted options to purchase Common Shares under three plans all established in 1995. Under the Executive Plan, on May 26, 1995, the Company granted an officer options to purchase 565,034 Common Shares at an aggregate price of $1,765 or an average exercise price of $3.12 per share. The options, now fully vested, have a term of 10 years. The weighted average fair value of the options at the date of grant were $1.83 per share, based upon the assumptions described below using the Black-Scholes option pricing model.

Under the Incentive Stock Option Plan, which is the result of a merger of the Incentive Stock Option Plan and the Non-employee Director Stock Option Plan, directors, officers, key employees and non-employee consultants may be granted nonqualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, all as determined by a committee of the Board of Directors or by the full board in the case of non-employee Directors. A total of 11.8 million shares have been authorized for grant under the Incentive Stock Option Plan with 2.5 million shares of this amount still subject to shareholder approval. The exercise price of incentive stock options granted may not be less than 100% of the fair market value of the Common Shares at the date of grant. The exercise price of non-qualified stock options granted may not be less than 85% of the fair market value of the Common Shares at the date of grant.

Non-employee Directors receive annual grants of 20,000 non-qualified stock options. In addition, the Company provides attendance grants for the non-affiliated directors. For each meeting, 1,000 options are awarded for attendance and 500 options are awarded for participation by telephone. The exercise price of the directors' options granted is equal to the fair market value of the Common Shares at the date of grant.

Options under both the Incentive Stock Option Plan and the Non-employee Director Stock Option Plan expire at periods between 5 and 15 years after date of grant.

Stock option activity under the Company's Executive Plan, Incentive Stock Option Plan, and Non-employee Director Stock Option

Plan for fiscal years 2000, 1999 and 1998 is as follows:

Description	Shares	Price Range	Weighted Average Exercise Price

Outstanding as of December 28, 1997	3,514,831	$0.97-$38.13	$11.45
Granted	3,687,759	$3.44-$14.06	$9.06
Exercised	(57,679)	$0.97-$13.19	$5.62
Canceled	(1,756,410)	$0.97-$32.25	$13.51

Outstanding as of January 3, 1999	5,388,501	$0.97-$38.13	$6.70
Granted	4,372,271	$2.34-$13.13	$4.17
Exercised	(93,418)	$0.97-$8.50	$5.72
Canceled	(2,495,744)	$0.97-$38.13	$5.66

Outstanding as of January 2, 2000	7,171,610	$0.97-$38.13	$5.71
Granted	1,999,000	$3.06-$15.31	$7.84
Exercised	(370,974)	$0.97-$8.50	$5.55
Canceled	(935,200)	$2.34-$25.00	$9.53

Outstanding as of December 31, 2000	7,864,436	$0.97-$38.13	$5.66

Stock options exercisable at December 31, 2000	2,332,494	$0.97-$38.13	$5.73

The following table summarizes information concerning stock options outstanding as of December 31, 2000:

	Exercise Price Ranges			Total

	$0.97-$6.00	$6.01-$11.00	$11.00-$38.13	$0.97-$38.13

Outstanding as of December 31, 2000	4,734,095	2,814,425	315,916	7,864,436
Remaining life	8.2 years	7.9 years	7.5 years	8.1 years
Weighted Average Exercise Price	$3.58	$8.02	$15.70	$5.66
Exercisable as of December 31, 2000	1,249,439	940,639	142,416	2,332,494
Remaining life	6.5 years	6.1 years	6.0 years	6.3 years
Weighted Average Exercise Price	$3.30	$6.91	$19.31	$5.73

On August 5, 1998 the Company's Board of Directors authorized repricing of certain of its outstanding stock options having an exercise price in excess of the then current market value. The actions were taken on the recommendation of the Compensation Committee, in order to preserve an economic incentive for continued commitment to the Company's success. On that date, all options held by employees, other than those held by the Company's then Chief Executive Officer, President and certain other members of senior management, with an exercise price in excess of $6.50 per share, when the then current market value was $5.38 per share, were repriced to have an exercise price of $6.50 per share. Employees at the senior vice president level had their options repriced to $8.50 per share. After repricing, 4,264,843 options were priced between $0.97 and $8.50 per share. Options for 558,624 shares, which were not repriced on August 5, 1998 ranged in price from $9.50 to $38.13 per share.

The Company applies APB No. 25 in accounting for the stock option plans above. No compensation expense has been recognized for stock options when the option price equals or exceeds the fair market value at date of grant. In order to calculate the pro forma information below, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. Assumptions include no dividend yield, risk-free interest rates ranging from 5% to 7%, expected volatility ranging between 70% and 90%, and an expected life ranging from 7 years to 10 years. Pro forma results of operations for fiscal years 2000, 1999 and 1998 which reflect the adjustment to compensation expense to account for stock options in accordance with SFAS No. 123 are as follows:

	2000	1999	1998

Net income (loss) as reported	$17,181	$5,650	$(79,320)
Less—compensation expense on stock options, net of income tax benefit	3,855	5,189	12,320

Pro forma net income (loss)	$13,326	$461	$(91,640)

Pro forma net income (loss) per diluted share	$0.26	$0.01	$(1.89)

The pro forma disclosure is not likely to be indicative of pro forma results of operations which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized as the options vest and additional awards may also be granted.

Stock Purchase Warrants

In March 1998, the Company entered into a Sales Agreement with a client and issued 75,000 stock purchase warrants at an exercise price of $14.25 per share in exchange for services to be performed. Each warrant represents the right to purchase one share of the Company's Common Shares at the exercise price. Warrants representing 35,000 shares vested in fiscal year 1998 with the balance vesting over the next four years. The warrants became exercisable on March 10, 1998, and expire on March 9, 2007. The estimated fair value of the warrants on the date issued was $7.14 per share using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options described above. The Company recorded $82, $153 and $250 in selling expense in fiscal years 2000, 1999 and 1998, respectively, for warrants that vested during the year.

12.  Benefit Plans

In October 1995, the Company adopted a 401(k) savings plan. Employees, meeting certain eligibility requirements as defined, may contribute up to 15% of pretax gross wages, subject to certain restrictions. The Company makes matching contributions of 25% of the first 6% of employee wages contributed to the plan. Company matching contributions vest 20% per year over a five-year period. For fiscal years 2000, 1999 and 1998, the Company made matching contributions to the plan of $411, $365 and $270, respectively.

In fiscal year 1996, share owners of the Company adopted an employee stock purchase plan. The plan is administered by the compensation committee and permits eligible employees to purchase an aggregate of 600,000 Common Shares at 85% of the lesser of the current market closing price of the Company's Common Shares at the beginning or end of a quarter. Employees may annually purchase Common Shares up to the lesser of 15% of their gross wages or $25.00. During the fiscal years 2000, 1999 and 1998, 70,315, 92,326, and 57,669 Common Shares, respectively, were issued to employees under this plan.

13.  Segment Information

In fiscal 2000, the Company has three reportable segments organized around divisions providing separate and distinct services to clients. The operating divisions are managed separately because the service offerings require different technology and marketing strategies and have different operating models and performance metrics. The Customer Care business unit provides inbound customer service, direct mail response, "help" line support and customer order processing. The Customer Acquisition business unit provides outbound sales support to customers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. CustomerAssistance.com provides Web-based customer relationship management products and services for Fortune 1000 and "dot.com" companies.

Through fiscal year 1999, the Company had three reportable segments organized around operating divisions providing separate and distinct services to clients. The operating divisions were managed separately because the service offerings require different technology and marketing strategies and have different operating models and performance metrics.

The Software Development division was managed by the Company's wholly-owned subsidiary, Paragren Technologies, Inc. ("Paragren"), which specialized in software-based consumer marketing products to help clients analyze market, customer and sales data on a real-time basis. In December 1998 the Company adopted a plan to sell Paragren. Accordingly, the operating results of Paragren were segregated from continuing operations and are reported separately as discontinued operations. In January 2000 Paragren was sold, see note 6 for details.

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

The nature of the industry is such that the Company receives a significant portion of its annual net revenue from several large clients. The Company's largest client, a parcel delivery company provided 15%, 14% and 16% of annual net revenue for fiscal years 2000, 1999 and 1998, respectively, all of which was in the Customer Care division. In addition, a telecommunications company provided 10% of total annual net revenue in 1999, of which over 90% was in the Customer Care division. Another telecommunications client provided 13% of total net revenue in 1998 of which over 70% was in the Customer Acquisition division. There were no other clients that provided greater than 10% of total revenue in 2000.

Segment information for fiscal years 2000, 1999 and 1998 is as follows (in thousands):

Fiscal Years Ended	Customer Acquisition	Customer Care	Customer Assistance.com	Software Development	Shared Services	Combined

December 31, 2000:
Net revenue	$165,836	$290,713	$7,806	$—	$—	$464,355
Operating income (loss)	21,538	22,140	(7,602)	—	—	36,076
Capital expenditures	573	2,385	5,276	—	7,002	15,236
Depreciation and amortization	9,118	21,634	425	—	—	31,177
Identifiable assets	40,701	99,894	9,718	—	81,482	231,795

January 2, 2000:
Net revenue	$149,000	$278,645	—	$—	$—	$427,645
Operating income (loss)	(3,944)	26,539	—	—	—	22,595
Restructuring charge(a)	7,600	—	—	—	—	7,600
Capital expenditures	3,032	1,405	—	—	3,352	7,789
Depreciation and amortization	14,663	19,757	—	—	—	34,420
Identifiable assets(c)	52,018	119,513	—	10,028	54,921	236,480

January 3, 1999:
Net revenue	$199,523	$225,505	—	$—	$—	$425,028
Operating income (loss)	(77,315)	11,962	—	—	—	(65,353)
Asset impairment charges(b)	69,700	1,472	—	—	—	71,172
Restructuring charge(a)	6,600	2,400	—	—	—	9,000
Capital expenditures	2,457	10,977	—	—	3,642	17,076
Depreciation and amortization	17,450	18,020	—	—	—	35,470
Identifiable assets(c)	72,360	140,696	—	7,096	47,350	267,502

NOTES:

a.
During fiscal year 1999 and 1998, the Company recorded restructuring charges to close customer contact centers, reconfigure certain administrative support facilities and reduce the salaried workforce.

b.
During fiscal year 1998, the Company's Customer Acquisition division recognized an impairment loss of $69,700 on long-lived assets acquired with the purchase of ITI in May 1998. In addition, the Company's Customer Care division recognized an impairment loss of $1,472 on capitalized software abandoned by the division during the year.

c.
In December 1998, the Company's management approved a plan to sell Paragren. The identifiable assets for Software Development represent the net assets of discontinued operations that were held for sale.

14.  Related Party Transactions

The Company utilizes McLeod USA to provide telecommunications services at certain of the Company's call centers. Clark McLeod, the Chairman and CEO of McLeod USA is a member of the Board of Directors of the Company. During the fiscal years 2000, 1999 and 1998 the Company purchased $471, $372, and $436, respectively of telecommunications services.

The Company entered into an alliance agreement with marchFIRST in fiscal 2000 to provide the Company with consulting services to develop and market its Internet products. Robert Bernard, former Chairman and CEO of marchFIRST is a member of the Board of Directors of the Company. During fiscal year 2000 the Company purchased $2.4 million of consulting services from marchFIRST.

15. Quarterly Data (Unaudited)

The following is a summary of the quarterly results of operations, including income per share, for APAC Customer Services, Inc. for the quarterly periods of 2000 and 1999 fiscal years (in thousands, except per share data):

Fiscal Years Ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2000 Fiscal year ended December 31, 2000:
Net revenue	$118,364	$118,594	$113,311	$114,086	$464,355
Gross profit	27,342	29,983	24,852	22,509	104,686
Income (loss) from continuing operations(a)	3,556	3,998	4,553	4,563	16,670
Gain on disposal of Paragren Technologies, Inc.(c)	115	—	—	396	511
Net income (loss)(a)	3,671	3,998	4,553	4,959	17,181
Net income (loss) per share:
Income (loss) from continuing operations(a)	$0.07	$0.08	$0.09	$0.09	$0.33
Net income (loss)(a)	0.07	0.08	0.09	$0.10	0.34
1999 fiscal year ended January 2, 2000:
Net revenue	$107,421	$102,976	$103,188	$114,060	$427,645
Gross profit	16,973	21,649	20,413	21,605	80,640
Income (loss) from continuing operations(a)(b)(c)	(202)	1,145	1,929	2,778	5,650
Net income (loss)	(202)	1,145	1,929	2,778	5,650
Net income (loss) per share:
Income (loss) from continuing operations(a)(b)	$(0.00)	$0.02	$0.04	$0.06	$0.12
Net income (loss)(a)(b)	(0.00)	0.02	0.04	0.06	0.12

NOTES:

a.
The third and fourth quarters of fiscal 2000 include favorable impacts in the amount of $947 and $490, respectively, relating to the reversal of telephone charges which had been accrued in the fourth quarter of 1998. The second and third quarters of fiscal year 1999 include favorable impacts in the amount of $3,686 and $1,229, respectively, relating to the reversal of telephone charges which had been accrued in the fourth quarter of 1998. These reversals resulted from the Company negotiating favorable dispositions of cost associated with guaranteed minimum usage telecommunications contracts. The fourth quarter of 1998 includes a total of $9,600 of nonrecurring charges associated with the 1998 purchase of ITI Holdings, Inc. ("ITI"). These consist of $2,500 to provide allowances for doubtful accounts for financially impaired clients and a total of $7,100 to accrue future telecommunications costs guaranteed under minimum usage contracts not expected to be recovered from future operations.

b.
Fiscal year 1999 results include restructuring charges totaling $7,600 with $1,987, $3,986 and $1,627 recorded in the first, second and third quarters, respectively. These charges related to a restructuring plan involving the closing of selected customer interaction centers, reconfiguration of certain administrative support facilities and reduction in the salaried work force.

c.
In December 1998, the Company's management approved a plan to sell the Paragren software development business. This sale was completed in January 2000. Accordingly, Paragren is reported as a discontinued operation. For fiscal year 1999, there was no income statement effect from the operations or disposal of Paragren. The loss provision of $8.4 million, established in the fourth quarter of 1998, was sufficient to offset Paragren's 1999 operating activity. In fiscal 2000 the Company recorded a gain of $0.5 million net of $0.3 million of tax expense related to the sale of Paragren.

PART III

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption "Executive Officers of Registrant") is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on June 8, 2001, under the caption "Election of Directors," which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on June 8, 2001, under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on June 8, 2001, under the caption "Securities Beneficially Owned by Principal Share Owners and Management," which information is incorporated hereby by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on June 8, 2001, under the caption "Certain Transactions" which information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1.  Financial Statements

The following financial statements of the Company are included in Part II, Item 8:

  (i)
  Report of Independent Public Accountants

  (ii)
  Consolidated Balance Sheets as of December 31, 2000 and January 2, 2000

  (iii)
  Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2000, January 2, 2000, and January 3, 1999

  (iv)
  Consolidated Statements of Share Owners' Equity for the Fiscal Years Ended December 31, 2000, January 2, 2000 and January 3, 1999

  (v)
  Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2000, January 2, 2000 and January 3, 1999

  (vi)
  Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

The following financial statement schedules are submitted as part of this report:

  (i)
  Report of Independent Public Accountants

  (ii)
  Schedule II—Valuation and Qualifying Accounts

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

APAC Customer Services, inc.
Dated: March 19, 2001	/s/ GARY S. HOLTER Gary S. Holter Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE G. SCHWARTZ* Theodore G. Schwartz	Chairman of the Board of Directors	March 19, 2001
/s/ PETER M. LEGER* Peter M. Leger	President, Chief Executive Officer (Principal Executive Officer) and Director	March 19, 2001
/s/ GARY S. HOLTER Gary S. Holter	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 19, 2001
/s/ CLARK E. MCLEOD* Clark E. McLeod	Director	March 19, 2001
/s/ THOMAS M. COLLINS* Thomas M. Collins	Director	March 19, 2001
/s/ ROBERT F. BERNARD* Robert F. Bernard	Director	March 19, 2001
/s/ PAUL G. YOVOVICH* Paul G. Yovovich	Director	March 19, 2001

*Gary S. Holter, as attorney in fact for each person indicated.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Share Owners of APAC Customer Services, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of APAC Customer Services, Inc. and issued our unqualified opinion thereon dated January 31, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subject to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Chicago, Illinois
January 31, 2001

Schedule II

Valuation and Qualifying Accounts	(in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

			(a)	(b)
Allowance for doubtful accounts:
Year ended January 3, 1999	$447	$3,090	$3,052	$2,339	$4,250
Year ended January 2, 2000	4,250	1,080	—	3,770	1,560
Year ended December 31, 2000	1,560	1,730	—	201	3,089
Accrued Restructuring Charge:
Year ended January 3, 1999	$—	$9,000	$—	$5,264	$3,736
Year ended January 2, 2000	3,736	7,600	—	9,086	2,250
Year ended December 31, 2000	2,250	(500)	—	1,656	94

NOTES:

(a)
In 1999 related to the acquisition of ITI Holdings, Inc.

(b)
Represents charges for which the allowance and reserve accounts were created.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of APAC Customer Services, Inc. are incorporated by reference to APAC Customer Services, Inc.'s quarterly Report on Form 10-Q for the quarter ended October 3, 1999.
3.2	Amended and Restated Bylaws of APAC Customer Services, Inc. as amended through April 30, 2000 incorporated by reference to Exhibit 3.2 to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.
4.1	Specimen Common Stock Certificate.
*10.1	APAC TeleServices, Inc. Amended and Restated 1995 Incentive Stock Plan, as amended, incorporated by reference to Exhibit 99.1 to APAC TeleServices, Inc.'s Current Report on Form 8-K dated April 10, 1998.
*10.2	Amendment No. 1 to Amended and Restated APAC TeleServices, Inc. 1995 Incentive Stock Plan incorporated by reference to Exhibit 10.11 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
*10.3	Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.'s quarterly report on Form 10Q for the quarter ended July 2000.
*10.4	First Amendment to the Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.s quarterly report on Form 10Q for the Quarter ended July 2, 2000.
*10.5	Amended and Restated APAC TeleServices, Inc. 1995 Nonemployee Director Stock Option Plan incorporated by reference to Exhibit 10.2 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
*10.6	Employment Agreement with Marc Simon dated June 1, 2000 incorporated by reference to APAC Customer Services, Inc.'s quarterly report on Form 10Q for the quarter ended July 2, 2000.
*10.7	Employment Agreement with Peter M. Leger incorporated by reference to APAC Customer Services, Inc. Quarterly Report on Form 10-Q for the quarter ended October 3, 1999.
*10.8	Amendment to the Employment Agreement with Peter M. Leger dated January 31, 2001.
*10.9	Employment and relocation agreement with L. Clark Sisson incorported by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2000.
*10.10	Fiscal 2000 Management Incentive Plan incorporated by reference to APAC Customer Services, Inc.'s quarterly report on Form 10Q for the quarter ended October 1, 2000.
*10.11	Fiscal 2001 Management Incentive Plan.
*10.12	Form of Employment Security Agreement between the Company and its Senior Management Team is incorporated by reference to APAC Customer Services, Inc.'s quarterly report on Form 10Q for the quarter ended July 2, 2000.
*10.13	Revised form of Employment Security Agreement between the Company and its Senior Management Team.
10.14	Amended and Restated Credit Agreement dated September 8, 1998 and First Amendment to Agreement, incorporated by reference to APAC TeleServices, Inc.'s Quarterly Report on Form 10-Q for the period ended September 27, 1998.

10.15	Second Amendment and Waiver to Amended and Restated Credit Agreement incorported by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2000 incorported by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2000.
10.16	Third Amendment and Waiver to Amended and Restated Credit Agreement incorported by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2000.
10.17	Fourth Amendment to Amended and Restated Credit Agreement incorported by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2000.
**10.18	Agreement with United Parcel Service General Services Inc. incorporated by reference to Exhibit 10.6 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
**10.19	Amendment, dated September 22, 1999, to Agreement for In-Bound Telemarketing with United Parcel Services Global Services Co. incorporated by reference to APAC Customer Services, Inc. Quarterly Report on Form 10-Q for the quarter ended October 3, 1999.
10.20	Registration Rights Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
10.21	Tax Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
**10.22	Agreement with J.C. Penney Insurance Company, dated November 1, 1994 incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638
21.1	Subsidiaries of APAC Customer Services, Inc.
23.1	Consent of Arthur Andersen LLP
24.1	Power of attorney executed by Theodore G. Schwartz, Peter M. Leger, Clark E. McLeod, Robert F. Bernard, Thomas M. Collins, Paul G Yovovich

*
Indicates management employment contracts or compensatory plans or arrangements.

**
Portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Share Owner Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data
PART III
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX