Form 10-Q
period 2001-04-01
APAC CUSTOMER SERVICE INC
filed 2001-05-16
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 1, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-26786

APAC Customer Services, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-2777140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

    Common Shares, $0.01 par value 48,776,425 shares outstanding as of May 7, 2001.

Index

Page
Part I. Financial Information
Item 1. Financial Statements:
Consolidated Condensed Balance Sheets as of April 1, 2001, and December 31, 2000.	3
Consolidated Condensed Statements of Operations for the Thirteen Weeks Ended April 1, 2001, and April 2, 2000.	4
Consolidated Condensed Statements of Cash Flows for the Thirteen Weeks Ended April 1, 2001, and April 2, 2000.	5
Notes to Consolidated Condensed Financial Statements	6-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Part II. Other Information
Item 1. Litigation	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 6. Exhibits and Reports on Form 8-K	13

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands)

Assets	April 1, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$37,114	$41,192
Accounts receivable, net	63,570	65,346
Other current assets	11,515	13,333

Total current assets	112,199	119,871
Property and equipment	145,264	142,720
Less—accumulated depreciation	94,343	88,240

Property and equipment, net	50,921	54,480
Goodwill and other intangible assets	60,410	60,410
Less—accumulated amortization	13,691	12,653

Goodwill and other intangible assets, net	46,719	47,757
Deferred taxes	2,819	2,789
Other assets	5,695	6,898

Total assets	$218,353	$231,795

Liabilities and Share Owners' Equity
Current liabilities:
Current maturities of long-term debt	$22,508	$20,508
Accounts payable	5,901	8,210
Other current liabilities	33,248	40,093

Total current liabilities	61,657	68,811
Long-term debt, less current maturities	78,346	84,483
Other liabilities	5,392	4,690
Commitments and contingencies
Share owners' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,537,266 shares issued at April 1, 2001 and 49,520,906 shares issued at December 31, 2000, respectively	495	495
Additional paid-in capital	100,255	100,344
Accumulated other comprehensive income	(760)	—
Accumulated deficit	(24,143)	(23,982)
Treasury shares 822,485 and 866,704 shares respectively, at cost	(2,889)	(3,046)

Total share owners' equity	72,958	73,811

Total liabilities and share owners' equity	$218,353	$231,795

    See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except share data)

	Thirteen (13) Weeks Ended
	April 1, 2001	April 2, 2000
Net revenue:	$111,778	$118,364
Operating expenses:
Cost of services	94,023	91,022
Selling, general and administrative expenses	15,936	18,680

Total operating expenses	109,959	109,702

Operating income	1,819	8,662
Interest expense, net	2,086	2,736

Income (loss) from continuing operations before income taxes	(267)	5,926
Provision (benefit) for income taxes	(106)	2,370

Income (loss) from continuing operations	(161)	3,556
Discontinued Operations
Gain on Sale of Paragren Technologies, Inc. less income tax provision of $77	—	115

Net income (loss)	$(161)	$3,671

Income per share:
Basic:
Continuing operations	$0.00	$0.07
Discontinued operations	0.00	0.00

Net income	$0.00	$0.07

Diluted:
Continuing operations	$0.00	$0.07
Discontinued operations	0.00	0.00

Net income	$0.00	$0.07

Weighted average number of shares outstanding:
Basic	48,703	47,638
Diluted	48,703	51,425

    See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen (13) Weeks Ended
	April 1, 2001	April 2, 2000
Operating activities:
Net income	$(161)	$3,671
Depreciation and amortization	7,384	9,316
Deferred income taxes	(30)	107
Change in operating assets and liabilities	(7,380)	(7,915)

Net cash provided (used) by operating activities	(187)	5,179
Investing activities:
Proceeds from sale of Paragren Technologies, Inc.	2,756	17,000
Purchases of property and equipment, net	(2,683)	(2,650)

Net cash provided by investing activities	73	14,350

Financing activities:
Payments on long-term debt	(4,137)	(15,440)
Increase (decrease) in customer deposits	104	(916)
Sale of treasury shares	—	5,000
Stock and warrant transactions, including related income tax benefits	69	581

Net cash used by financing activities	(3,964)	(10,775)

Net increase (decrease) in cash and cash equivalents	(4,078)	8,754
Beginning cash balance	41,192	18,876

Ending cash balance	$37,114	$27,630

    See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(Dollars in thousands except as otherwise indicated)
(Unaudited)

1. Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 1, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2001. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. Goodwill and Intangible Assets

    At April 1, 2001, goodwill and intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net Book Value
	(In thousands)
Goodwill	$28,317	$5,218	$23,099
Customer relationships	28,493	7,003	21,490
Assembled workforce	3,600	1,470	2,130

Total	$60,410	13,691	$46,719

3. Other Current Liabilities

    The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

	April 1, 2000	December 31, 2000
Payroll and related items	$20,380	$23,128
Accrued Relocation/Severance	1,866	4,321
Income taxes payable	1,134	3,174
Telecommunication costs	1,030	1,145
Accrued professional fees	1,480	1,146
Acquisition-related costs	338	392
Customer deposits	541	437
Restructuring charges	60	94
Other	6,419	6,256

Total	$33,248	$40,093

4. New Accounting Pronouncement

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of deviations will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives' change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded in Share owner's equity, a transition adjustment of $760 (net of tax of $500) in Accumulated Other Comprehensive Income in the first quarter of 2001.

5. Legal Proceedings

    In March, 2001 the Company agreed to the settlement of three class action lawsuits which alleged violations of the federal securities laws during the period from September 19, 1996 through April 21, 1997. This settlement remains subject to court approval. In connection with this settlement the Company has recorded a charge for $1 million in the first quarter of fiscal 2001.

    Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

6. Discontinued Operations

    In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. and received $17 million in cash proceeds and recorded a gain on the sale of Paragren of $0.1 million in the first quarter of fiscal 2000. After selling expenses and other costs, $11 million of the proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets. In January 2001, the Company received an additional $2.8 million of proceeds related to the terms of escrow and earn-out agreements. As a result, the Company recorded a net gain on the sale of Paragren of $0.5 million, net of $0.3 million of income tax expenses for fiscal 2000 and a miscellaneous receivable of $2.8 million at December 31, 2000.

7. Long Term Debt

    In May, 2001 the Company completed the Fifth Amendment to the amended and restated Credit Facility which revised several covenants. In conjunction with the amendment, the Company will pay an additional $10 million of the balance outstanding on the Term Loan on June 1, 2001 and the Total Facility will be reduced to $119.0 million consisting of a $89.0 million Term Loan and a $30 million Revolving Facility.

8. Segment Information

    The Company has two reportable segments in fiscal 2001 organized around operating divisions providing separate and distinct services to clients. The operating divisions are managed separately because the service offerings required different technology and marketing strategies and had different operating models and performance metrics. The Customer Care business unit provides inbound customer service, direct mail response, "help" line, and support and customer order processing Web-based customer relationship management products and services for Fortune 1000 and "dot.com"

companies. Results of operations for the Customer Assistance.com segment have been merged into Customer Care in fiscal 2001 due to the similarities which have developed in the technologies being used by these operations. Prior year results have been restated to reflect this change. The Customer Acquisition business unit provides outbound sales support to customers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. All operating net revenue and expenses are included in the results of the business segments. Other income and expense, principally interest income and expense and, gain and loss on the disposal of assets, are excluded from the determination of business segment results.

    Segment information for continuing operations after full allocation of selling general and administrative expenses for the thirteen weeks ended April 1, 2001, and April 2, 2000, is as follows:

Period Ended	Customer Care	Customer Acquisition	Combined
Thirteen (13) Weeks:
April 1, 2001
Net revenue	$76,706	$35,072	$111,778
Operating income	1,569	250	1,819
April 2, 2000*
Net revenue	$74,841	$43,523	$118,364
Operating income (loss)	2,984	5,678	8,662

*
Restated to conform to current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Description of Business

    The Company is a leading provider of comprehensive customer relationship management (CRM) and electronic CRM (e-CRM) solutions for Fortune 1000, mid-tier and emerging e-commerce companies in the banking and brokerage, communications, healthcare, insurance, retail, utility, automotive and travel and entertainment sectors. The Company delivers a full-suite of electronic CRM products and services, including e-PACSM, a multi-channel platform that supports a broad range of integrated, e-commerce-based customer integration capabilities. Expanding upon its core competency of CRM solutions, APAC Customer Services recently added solutions integration services to its array of customer care programs. To help its clients better manage relationships with their customers, APAC Customer Services develops and delivers end-to-end customer care, customer acquisition and web-enabled CRM programs. As of April 1, 2001, the Company operated and managed approximately 10,400 workstations in 54 customer interaction centers and had two primary service offerings: Customer Acquisition and Customer Care. Results of operations for the CustomerAssistance.com segment have been merged into Customer Care in fiscal 2001 due to the similarities which have developed in the technologies being used by these operations. Prior year results have been restated to reflect this change.

Results of Operations

    The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided by the Company for the thirteen week periods ended April 1, 2001, and April 2, 2000.

	Thirteen (13) Weeks Ended
	April 1, 2001	April 2, 2000*
Net revenue:
Customer Care	68.6%	63.3%
Customer Acquisition	31.4	36.7

Total net revenue	100.0	100.0
Operating expenses:
Cost of services	84.1	76.9
Selling, general and administrative expenses	14.3	15.8

Total operating expenses	98.4	92.7

Operating income	1.6	7.3
Interest expense, net	1.8	2.3

Income from continuing operations before income taxes	(.2)	5.0
Provision for income taxes	(.1)	2.0

Income from continuing operations	(.1)	3.0
Gain on sale of Paragren Technologies, Inc., net		.2

Net income	(.1)%	3.2%

*
Restated to conform to current year presentation.

Comparison of Results of Operations for the thirteen weeks ended April 1, 2001 and April 2, 2000

    Net revenue decreased 5.6% to $111.8 million in the first quarter of fiscal 2001 from $118.4 million in the same quarter of fiscal 2000. Customer Care net revenue increased by $1.9 million or 2.5% over comparable fiscal 2000 levels primarily due to revenue generation from new clients offset to some degree by a reduction in program volumes from certain other clients. Net revenue from Customer Acquisition decreased $8.4 million or 19.4% to $35.1 million in the first quarter of fiscal 2001 versus $43.5 million in the same period of fiscal 2000. This decrease was primarily due to a reduction in spending by clients as a result of the economic slowdown.

    Cost of services increased $3.0 million in the first quarter of fiscal 2001, or 3.3% to $94.0 million from $91.0 million. This increase is primarily due to higher wage rates and increased training related to new clients. Cost of services as a percent of revenue increased to 84.1% from 76.9% due to these expenses. Customer Acquisition gross margins declined to 17.3% from 26.9% due to lower revenues and additional operating costs associated with certain clients. Both Customer Acquisition and Customer Care were impacted by excess workstation capacity maintained in anticipation of new business and expanded business with certain current clients, which in the case of Customer Care, resulted in a decline in gross margins to 15.2% from 20.9% in the same quarter of fiscal 2000.

    Selling, general and administrative expenses decreased to $15.9 million in the first quarter of fiscal 2001 from $18.7 million in fiscal 2000, a decrease of $2.8 million or 14.7%. As a percent of net revenue, selling, general and administrative expenses were 14.3% in fiscal 2001 versus 15.8% in fiscal 2000. This decrease was due to the elimination of $3.1 million of one-time costs related to investments in the areas of people, technology and the new headquarters in Deerfield, Illinois and associated personnel relocation in the first quarter of 2000 partially offset by $1.5 million of non-recurring costs in 2001. These non-recurring charges are primarily associated with the settlement of litigation and additional bad debt provisions.

    The Company generated operating income of $1.8 million in the first quarter of fiscal 2001 compared to $8.7 million for fiscal 2000. For the Customer Care business unit, operating income for the quarter was $1.6 million, or 2.0% of net revenue, compared to operating income of $3.0 million, or 4.0% of net revenue, for the same period in the prior year as revenues from new clients were offset by reduced program volumes from existing clients and higher wage and training expenses. The Customer Acquisition business unit generated operating income of $0.3 million in the first quarter of fiscal 2001, compared to $5.7 million, for the same period in fiscal 2000. The decline in operating performance of Customer Acquisition is primarily the result of lower revenues, additional operating costs and excess capacity as previously discussed.

    Net interest expense for the first quarter of fiscal 2001 decreased by $0.6 million compared to the same period in fiscal 2000. This decrease reflects the reduction in term debt from the end of the first quarter of fiscal 2000 to April 1, 2001, the positive results from the Company's working capital management efforts that have contributed to increased cash balances and interest income related to short term cash investments.

    The Company's effective income tax rate is 39.7% for the first quarter of fiscal 2001, virtually unchanged from 40.0% in the prior year period.

Liquidity and Capital Resources

    The following table sets forth consolidated statements of cash flow data for the Company for the thirteen week periods ended April 1, 2001, and April 2, 2000 respectively.

	2001	2000
	(In millions)
Net cash provided (used) by operating activities	$(187)	$5,179
Net cash provided by investing activities	73	14,350
Net cash used by financing activities	(3,964)	(10,775)

Net increase (decrease) in cash	$(4,078)	$8,754

    Cash used by operations during the first quarter of fiscal 2001 totaled $0.2 million, a decrease of $5.4 million from the comparable period in fiscal 2000. This decrease resulted primarily from significantly lower operating results in 2001. The Company spent $2.7 million, net of disposals and retirements during the first quarter of both fiscal 2001 and 2000, for capital expenditures, primarily information technology and to upgrade equipment in existing centers. These capital expenditures were funded with cash resources on hand. Net cash and cash equivalents decreased $4.1 million in the first quarter of 2001 versus an increase of $8.8 million in the same period of 2000 as a result of lower earnings in 2001, and proceeds from the sale of both Paragren and $5 million of Treasury shares in the first quarter of fiscal 2000.

    At April 1, 2001, the Company had a $50.0 million Revolving Credit Facility ("Revolving Facility") available for general working capital purposes and capital expenditures. In May, 2001 the Company completed the Fifth Amendment to the amended and restated Credit Facility which revised several covenants. In conjunction with the amendment, the Company will pay an additional $10 million of the balance outstanding on the Term Loan on June 1, 2001 and the Total Facility will be reduced to $119.0 million consisting of a $89.0 million Term Loan and a $30 million Revolving Facility. As of April 1, 2001 and May 7, 2001, there were no borrowings outstanding under the Revolving Facility. The Company made $4 million of repayments on its Term Loan during the first three months of fiscal 2001 resulting in a balance outstanding at April 1, 2001 of $99.0 million, $16.0 million in scheduled principal payments will be made in the last three quarters of fiscal 2001 in addition to the $10.0 million payment to be made June 1, 2001.

    The Company expects that cash from future operations and available borrowings under the Revolving Facility will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations during fiscal year 2001.

Forward-Looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-Q may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to timing of clients' initiation and termination of large programs; changes in competitive conditions affecting the Company's industry; the ability of the Company's clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company's automated system and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer relationship management solutions and in-house customer relationship operations. See the Company's filings with the Securities and Exchange Commission for further discussion of the risks and uncertainties associated with the Company's business, in particular the discussion under the caption "Information Regarding Forward-Looking Statements" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Part II. Other Information

Item 1. Litigation

    In March, 2001 the Company agreed to the settlement of three class action lawsuits which alleged violations of the federal securities laws during the period from September 19, 1996 through April 21, 1997. This settlement remains subject to court approval. In connection with this settlement the Company has recorded a charge for $1 million in the first quarter of fiscal 2001.

    Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 6. Exhibits and Reports on Form 8-K

(a)
EXHIBITS. The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Employment Agreement with John L. Gray
(b)
REPORTS ON FORM 8-K.

    On May 7, 2001 the Company filed a current report on Form 8-K disclosing the appointment of Theodore G. Schwartz as the Company's Chairman and Chief Executive Officer and the acceptance of Peter M. Leger's resignation as President, Chief Executive Officer and a Director of the Company.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

APAC Customer Services, Inc.
Date: May 16, 2001	By:	/s/ GARY S. HOLTER Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 16, 2001	By:	/s/ KENNETH R. BATKO Vice President and Controller (Principal Accounting Officer)

QuickLinks

Index
APAC Customer Services, Inc. and Subsidiaries Consolidated Condensed Balance Sheets (In thousands)
APAC Customer Services, Inc. and Subsidiaries Consolidated Condensed Statements of Operations (Unaudited) (In thousands, except share data)
APAC Customer Services, Inc. and Subsidiaries Consolidated Condensed Statements of Cash Flows (Unaudited) (In thousands)
APAC Customer Services, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Dollars in thousands except as otherwise indicated) (Unaudited)
Part II. Other Information
Signatures