Form 10-Q
period 2001-07-01
APAC CUSTOMER SERVICE INC
filed 2001-08-15
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 1, 2001

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

    Common Shares, $0.01 par value 48,814,058 shares outstanding as of August 10, 2001.

Index

Page
Part I. Financial Information
Item 1. Financial Statements:
Consolidated Condensed Balance Sheets as of July 1, 2001, and December 31, 2000.	3
Consolidated Condensed Statements of Operations for the Thirteen and Twenty-six weeks Ended July 1, 2001, and July 2, 2000.	4
Consolidated Condensed Statements of Cash Flows for the Twenty-six weeks Ended July 1, 2001, and July 2, 2000.	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Part II. Other Information
Item 1. Litigation	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 6. Exhibits and Reports on Form 8-K	16

Part I. Financial Information

Item I. Financial Statements

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)

Assets	July 1, 2001	December 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$27,169	$41,192
Accounts receivable, net	54,509	65,346
Other current assets	13,713	13,333

Total current assets	95,391	119,871
Property and equipment	127,192	142,720
Less—accumulated depreciation	85,515	88,240

Property and equipment, net	41,677	54,480
Goodwill and other intangible assets	60,410	60,410
Less—accumulated amortization	14,729	12,653

Goodwill and other intangible assets, net	45,681	47,757
Deferred taxes	5,745	2,789
Other assets	3,056	6,898

Total assets	$191,550	$231,795

Liabilities and Share Owners' Equity

Current liabilities:
Current maturities of long-term debt	$24,508	$20,508
Accounts payable	5,863	8,210
Other current liabilities	32,475	40,093

Total current liabilities	62,846	68,811
Long-term debt, less current maturities	62,220	84,483
Other liabilities	3,338	4,690
Commitments and contingencies
Share owners' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,538,466 shares issued at July 1, 2001 and 49,520,906 shares issued at December 31, 2000, respectively	496	495
Additional paid-in capital	100,269	100,344
Accumulated other comprehensive income	(786)	—
Accumulated deficit	(34,161)	(23,982)
Treasury shares 760,841 and 866,704 shares respectively, at cost	(2,672)	(3,046)

Total share owners' equity	63,146	73,811

Total liabilities and share owners' equity	$191,550	$231,795

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Thirteen (13) Weeks Ended		Twenty-Six (26) Weeks Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
Net revenue:	$102,564	$118,594	$214,342	$236,958
Operating expenses:
Cost of services	86,779	88,611	180,802	179,633
Selling, general and administrative expenses	14,306	15,299	28,742	30,743
Restructuring and other nonrecurring charges	7,504	5,430	9,004	8,666
Asset impairment charges	8,608	—	8,608	—

Total operating expenses	117,197	109,340	227,156	219,042

Operating income (loss)	(14,633)	9,254	(12,814)	17,916
Interest expense, net	1,926	2,590	4,012	5,326

Income (loss) from continuing operations before income taxes	(16,559)	6,664	(16,826)	12,590
Provision (benefit) for income taxes	(6,541)	2,666	(6,647)	5,036

Income (loss) from continuing operations	(10,018)	3,998	(10,179)	7,554
Discontinued Operations
Gain on Sale of Paragren Technologies, Inc. less income tax provision of $77	—	—	—	115

Net income (loss)	$(10,018)	$3,998	$(10,179)	$7,669

Income (loss) per share:
Basic:
Continuing operations	$(0.21)	$0.08	$(0.21)	$0.16
Discontinued operations	0.00	0.00	0.00	0.00

Net income	$(0.21)	$0.08	$(0.21)	$0.16

Diluted:
Continuing operations	$(0.21)	$0.08	$(0.21)	$0.15
Discontinued operations	0.00	0.00	0.00	0.00

Net income	$(0.21)	$0.08	$(0.21)	$0.15

Weighted average number of shares outstanding:
Basic	48,772	48,352	48,734	48,018
Diluted	48,772	51,581	48,734	51,152

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Twenty-Six (26) Weeks Ended
	July 1, 2001	July 2, 2000
Operating activities:
Net income (loss)	$(10,179)	$7,669
Depreciation and amortization	14,393	16,547
Non-cash restructuring charges	1,848	—
Asset impairment charges	8,608	—
Deferred income taxes	(2,841)	215
Change in operating assets and liabilities	(2,466)	(13,648)

Net cash provided by operating activities	9,363	10,783
Investing activities:
Proceeds from sale of Paragren Technologies, Inc.	2,756	17,000
Purchases of property and equipment, net	(5,346)	(3,692)

Net cash provided (used) by investing activities	(2,590)	13,308

Financing activities:
Payments on long-term debt	(18,263)	(19,554)
Decrease in customer deposits	(2,834)	(983)
Sale of treasury shares	—	5,000
Stock and warrant transactions, including related income tax benefits	301	1,630

Net cash used by financing activities	(20,796)	(13,907)

Net increase (decrease) in cash and cash equivalents	(14,023)	10,184
Beginning cash balance	41,192	18,876

Ending cash balance	$27,169	$29,060

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(Dollars in thousands except as otherwise indicated)
(Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended July 1, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2001. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Goodwill and Intangible Assets

    At July 1, 2001, goodwill and intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net Book Value
Goodwill	$28,317	$5,541	$22,776
Customer relationships	28,493	7,590	20,903
Assembled workforce	3,600	1,598	2,002

Total	$60,410	14,729	$45,681

3.  Other Current Liabilities

    The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

	July 1, 2001	December 31, 2000
Payroll and related items	$18,771	$23,128
Restructuring charges	5,015	94
Accrued Relocation/Severance	1,330	4,321
Income taxes payable	—	3,174
Telecommunication costs	980	1,145
Accrued professional fees	721	1,146
Acquisition-related costs	218	392
Customer deposits	68	437
Other	5,372	6,256

Total	$32,475	$40,093

4.  Restructuring and Other Nonrecurring Charges/Asset Impairment Charges

    During the second quarter of fiscal 2001, the Company conducted a review of its capacity, overhead and operating performance with the goal of improving its operations and profitability. In connection with this effort, the Company closed six Customer Acquisition and one Customer Care Interaction Centers, eliminated certain administrative and support positions, implemented specific plans to improve operational performance and wrote off certain non-performing assets. Restructuring charges of $6.6 million related to this review were recorded in the second quarter and included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of approximately $2.3 million have been paid through July 1, 2001, $2.4 million will be paid in the second half of 2001 and the remainder is payable in 2002 and thereafter.

    Nonrecurring charges of $2.4 million associated with the settlement of litigation and additional bad debt provisions have also been recorded in the first half of 2001.

    Asset impairment charges of $8.6 million recorded in the second quarter of fiscal 2001 were related to the write off of certain non-performing IT hardware and software costs.

    Nonrecurring charges for the first half of 2000 totaling $8.7 million were related to one-time costs in the area of people, technology and the new headquarters in Deerfield, Illinois and associated personnel relocation costs.

5.  New Accounting Pronouncements

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of deviations will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives' change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition adjustment of $786 (net of tax of $514) in Accumulated Other Comprehensive Income for the first half of 2001.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company will adopt SFAS 142 for fiscal 2002 beginning December 31, 2001 but does not yet know if it will have a significant impact on the results of operations.

6.  Legal Proceedings

    In the second quarter the Company's settlement of three class action lawsuits alleging violations of federal securities laws during the period from September 19, 1996 through April 21, 1997 received final court approval. A charge of $1 million related to this settlement was recorded in the first quarter of 2001. The Company also settled an action brought against it by Apac, Inc. alleging trademark infringement and breach of contract. The settlement did not have a material adverse impact on the Company's results from operations.

    The Company is a defendant in a collective action instituted by present and former employees. The lawsuit alleges violations of certain employment laws and seeks, among other things, unspecified damages and an award of attorney's fees, costs and expenses. The Company believes it has meritorious defenses and is vigorously defending itself in this matter.

    Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

7.  Discontinued Operations

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

8.  Long Term Debt

    In May, 2001 the Company completed an amendment to the amended and restated Credit Facility which revised several covenants. In conjunction with the amendment, the Company paid an additional $10 million of the balance outstanding on the Term Loan on June 1, 2001 and the Total Facility was reduced to $119.0 million consisting of a $89.0 million Term Loan and a $30 million Revolving Facility.

9.  Segment Information

    The Company has two reportable segments in fiscal 2001 organized around operating divisions providing separate and distinct services to clients. The operating divisions are managed separately because historically the service offerings required different technology and marketing strategies and had different operating models and performance metrics. The Customer Care business unit provides inbound customer service, direct mail response, "help" line support and customer order processing, and Web-based customer relationship management products and services for Fortune 1000 and "dot.com" companies. Results of operations for the Customer Assistance.com segment have been merged into Customer Care in fiscal 2001 due to the similarities which have developed in the technologies being used by these operations. Prior year results have been restated to reflect this change. The Customer Acquisition business unit provides outbound sales support to customers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. All operating net revenue and expenses are included in the results of the business segments.

Other income and expense, principally interest income and expense and, gain and loss on the disposal of assets, are excluded from the determination of business segment results.

    Segment information for continuing operations after full allocation of selling general and administrative expenses for the thirteen and twenty-six weeks ended July 1, 2001, and July 2, 2000, is as follows:

Period Ended	Customer Care	Customer Acquisition	Combined
Thirteen (13) Weeks:
July 1, 2001
Net revenue	$72,343	$30,221	$102,564
Operating income (loss)	(9,802)	(4,831)	(14,633)
Restructuring and other non-recurring charges	4,853	2,651	7,504
Asset impairment charges	5,837	2,771	8,608
July 2, 2000*
Net revenue	$75,022	$43,572	$118,594
Operating income (loss)	3,703	5,551	9,254
Other non-recurring charges	3,875	1,555	5,430
Twenty-Six (26) Weeks:
July 1, 2001
Net revenue	$149,049	$65,293	$214,342
Operating income (loss)	(8,234)	(4,580)	(12,814)
Restructuring and other non-recurring charges	5,870	3,134	9,004
Asset impairment charges	5,837	2,771	8,608
July 2, 2000*
Net revenue	$149,863	$87,095	$236,958
Operating income	6,687	11,229	17,916
Other non-recurring charges	6,687	1,979	8,666

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

Description of Business

    The Company is a leading provider of integrated customer relationship management (CRM) and electronic CRM (e-CRM) solutions for Fortune 1000, mid-tier and emerging e-commerce companies in the banking and brokerage, communications, healthcare, insurance, retail, utility, automotive and travel and entertainment sectors. The Company delivers a full-suite of electronic CRM products and services, including e-PACSM, a multi-channel platform that supports a broad range of integrated, e-commerce-based customer integration capabilities. Expanding upon its core competency of CRM solutions, APAC Customer Services recently added solutions integration services to its array of customer care programs. To help its clients better manage relationships with their customers, APAC Customer Services develops and delivers end-to-end customer care, customer acquisition and web-enabled CRM programs. As of July 1, 2001, the Company operated and managed approximately 9,800 workstations in 49 customer interaction centers and had two primary service offerings: Customer Acquisition and Customer Care. Results of operations for the CustomerAssistance.com segment have been merged into Customer Care in fiscal 2001 due to the similarities which have developed in the technologies being used by these operations. Prior year results have been restated to reflect this change.

Results of Operations

    The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided by the Company for the thirteen and twenty-six week periods ended July 1, 2001, and July 2, 2000.

	Thirteen (13) Weeks Ended		Twenty-Six (26) Weeks Ended
	July 1, 2001	July 2, 2000*	July 1, 2001	July 2, 2000*
Net revenue:
Customer Care	70.5%	63.3%	69.5%	63.2%
Customer Acquisition	29.5	36.7	30.5	36.8

Total net revenue	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services	84.6	74.7	84.4	75.8
Selling, general and administrative expenses	14.0	12.9	13.4	13.0
Restructuring and other non-recurring charges	7.3	4.6	4.2	3.6
Asset impairment charges	8.4	—	4.0	—

Total operating expenses	114.3	92.2	106.0	92.4

Operating income	(14.3)	7.8	(6.0)	7.6
Interest expense, net	1.9	2.2	1.9	2.3

Income from continuing operations before income taxes	(16.2)	5.6	(7.9)	5.3
Provision for income taxes	(6.4)	2.2	(3.2)	2.1

Income from continuing operations	(9.8)	3.4	(4.7)	3.2
Gain on sale of Paragren Technologies, Inc., net	—	—	—	—
Net income	(9.8)%	3.4%	(4.7)%	3.2%

*Restated to conform to current year presentation.

Comparison of Results of Operations for the thirteen weeks ended July 1, 2001 and July 2, 2000

    Net revenue decreased 13.5% to $102.6 million in the second quarter of fiscal 2001 from $118.6 million in the same quarter of fiscal 2000. Customer Care net revenue decreased by $2.7 million or 3.6% from the comparable fiscal 2000 levels primarily due to revenue generation from new clients offset by a reduction in program volumes from certain other clients. Net revenue from Customer Acquisition decreased $13.4 million or 30.6% to $30.2 million in the second quarter of fiscal 2001 versus $43.6 million in the same period of fiscal 2000. This decrease was primarily due to reduced marketing spending by certain telecommunications and financial services clients.

    Cost of services decreased $1.8 million in the second quarter of fiscal 2001, or 2.1% to $86.8 million from $88.6 million. This decrease is primarily due to volume related reductions partially offset by higher wage rates and increased training related to new clients. Cost of services as a percent of revenue increased to 84.6% from 74.7% due to these expenses. Customer Acquisition gross margins declined to 17.5% from 28.7% due to lower revenues and additional operating costs associated with certain clients. Both Customer Acquisition and Customer Care were impacted by excess workstation capacity, which in the case of Customer Care, resulted in a decline in gross margins to 14.5% from 23.3% in the same quarter of fiscal 2000.

    Selling, general and administrative expenses excluding the impact of restructuring and other non-recurring charges and asset impairment charges, decreased to $14.3 million in the second quarter of fiscal 2001 from $15.3 million in fiscal 2000, a decrease of $1.0 million or 6.5%. As a percent of net revenue, selling, general and administrative expenses were 14.0% in fiscal 2001 versus 12.9% in fiscal 2000. This percentage increase was due to a reduction in revenues in excess of a decrease in headcount and administrative expenses related to the general volume shortfall.

    The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001. These costs related to the closing of six Customer Acquisition and one Customer Care Interaction Centers. This charge included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of $2.3 million have been paid through July 1, 2001, $2.4 million will be paid in the second half of 2001 and the remainder is payable in 2002 and thereafter.

    Non-recurring charges of $0.9 million associated with the settlement of litigation and additional bad debt provisions were recorded in the second quarter of fiscal 2001. Non-recurring charges in the same quarter of 2000 were $5.4 million and were related to one time costs in the area of people, technology and the new headquarters in Deerfield, Illinois and associated personnel relocation costs.

    Asset impairment charges of $8.6 million recorded in the second quarter of fiscal 2001 were related to the write off of certain non-performing IT hardware and software costs.

    The Company generated operating income of $1.5 million excluding the impact of restructuring and other non-recurring charges and asset impairment charges, in the second quarter of fiscal 2001 compared to $14.7 million for the same period of fiscal 2000. For the Customer Care business unit, operating income excluding the impact of restructuring and other non-recurring charges and asset impairment charges, for the quarter was $0.9 million, or 1.2% of net revenue, compared to operating income of $7.6 million, or 10.0% of net revenue, for the same period in the prior year as revenues from new clients were offset by reduced program volumes from existing clients and higher wage and training expenses and costs related to excess capacity. The Customer Acquisition business unit generated operating income excluding the impact of restructuring and other non-recurring charges and asset impairment charges, of $0.6 million in the second quarter of fiscal 2001, compared to $7.1 million, for the same period in fiscal 2000. The decline in operating performance of Customer Acquisition is primarily the result of lower revenues, additional operating costs and excess capacity as previously discussed.

    Net interest expense for the second quarter of fiscal 2001 decreased by $0.7 million compared to the same period in fiscal 2000. This decrease reflects the reduction in term debt from the end of the first quarter of fiscal 2000 to July 1, 2001, the positive results from the Company's working capital management efforts that have contributed to increased cash balances and interest income related to short term cash investments.

    The Company's effective income tax rate is 39.5% for the quarter, virtually unchanged from 40.0% in the prior year period.

Comparison of Results of Operations for the twenty-six weeks ended July 1, 2001 and July 2, 2000

    Net revenue decreased 9.5% to $214.3 million in the first half of fiscal 2001 from $237.0 million in the same period of fiscal 2000. Customer Care net revenue decreased by $0.8 million or less than 1% from the comparable fiscal 2000 levels. Net revenue from Customer Acquisition decreased $21.8 million or 25.0% to $65.3 million in the first half of fiscal 2001 versus $87.1 million in the same period of fiscal 2000. This decrease was primarily due to reduced marketing spending by certain telecommunications and financial services clients as a result of the economic slowdown.

    Cost of services increased $1.2 million in the first half of fiscal 2001, or less than 1% to $180.8 million from $179.6 million. This increase is primarily due to volume related reductions partially offset by higher wage rates and increased training related to new clients. Cost of services as a percent of revenue increased to 84.4% from 75.8% due to these expenses. Customer Acquisition gross margins declined to 17.4% from 27.8% due to lower revenues and additional operating costs associated with certain clients. Both Customer Acquisition and Customer Care were impacted by excess workstation capacity, which in the case of Customer Care, resulted in a decline in gross margins to 14.9% from 22.1% in the same period of fiscal 2000.

    Selling, general and administrative expenses excluding the impact of restructuring and other non-recurring charges and asset impairment charges, decreased to $28.7 million in the first half of fiscal 2001 from $30.7 million in fiscal 2000, a decrease of $2.0 million or 6.5%. As a percent of net revenue, selling, general and administrative expenses were 13.4% in fiscal 2001 versus 13.0% in fiscal 2000. This percentage increase was due to a reduction in revenues in excess of a decrease in headcount and administrative expenses related to the general volume shortfall.

    The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001. These costs related to the closing of six Customer Acquisition and one Customer Care Interaction Centers. This charge included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of $2.3 million have been paid through July 1, 2001, $2.4 million will be paid in the second half of 2001 and the remainder is payable in 2002 and thereafter.

    Non-recurring charges of $2.4 million associated with the settlement of litigation and additional bad debt provisions were recorded in the first half of fiscal 2001. Non-recurring charges in the same period of 2000 were $8.7 million and were related to one time costs in the area of people, technology and the new headquarters in Deerfield, Illinois and associated personnel relocation costs.

    Asset impairment charges of $8.6 million recorded in the second quarter of fiscal 2001 were related to the write off of certain non-performing IT hardware and software costs.

    The Company generated operating income of $4.8 million excluding the impact of restructuring and other non-recurring charges and asset impairment charges, in the first half of fiscal 2001 compared to $26.6 million for fiscal 2000. For the Customer Care business unit, operating income excluding the impact of restructuring and other non-recurring charges and asset impairment charges, for the period was $3.5 million, or 2.3% of net revenue, compared to operating income of $13.4 million, or 8.9% of net revenue, for the same period in the prior year as revenues from new clients were offset by reduced program volumes from existing clients and higher wage and training expenses and costs related to excess capacity. The Customer Acquisition business unit generated operating income excluding the impact of restructuring and other non-recurring charges and asset impairment charges, of $1.3 million in the second quarter of fiscal 2001, compared to $13.2 million, for the same period in fiscal 2000. The decline in operating performance of Customer Acquisition is primarily the result of lower revenues, additional operating costs and excess capacity as previously discussed.

    Net interest expense for the first half of fiscal 2001 decreased by $1.3 million compared to the same period in fiscal 2000. This decrease reflects the reduction in term debt from the end of the first half of fiscal 2000 to July 1, 2001, the positive results from the Company's working capital management efforts that have contributed to increased cash balances and interest income related to short term cash investments.

    The Company's effective income tax rate is 39.5% for the first half of fiscal 2001, virtually unchanged from 40.0% in the prior year period.

Liquidity and Capital Resources

    The following table sets forth consolidated statements of cash flow data for the Company for the twenty-six week periods ended July 1, 2001, and July 2, 2000 respectively.

	2001	2000
	(In thousands)
Net cash provided by operating activities	$9,363	$10,783
Net cash provided (used) by investing activities	(2,590)	13,308
Net cash used by financing activities	(20,796)	(13,907)

Net increase (decrease) in cash	$(14,023)	$10,184

    Cash provided by operations during the first half of fiscal 2001 totaled $9.4 million, a decrease of $1.4 million from the comparable period in fiscal 2000. This decrease resulted primarily from significantly lower operating results in 2001. The Company spent $5.3 million, net of disposals and retirements during the first half of fiscal 2001, primarily related to the build-out and furnishing of a client interaction center in Tucson, Arizona for a new client. Capital expenditures for the first half of 2000 were $3.7 million and related primarily to information technology and to upgrade equipment in existing centers. These capital expenditures were funded with cash resources on hand. Net cash and cash equivalents decreased $14.0 million in the first half of 2001 versus an increase of $10.2 million in the same period of 2000 as a result of lower earnings in 2001, and proceeds from the sale of both Paragren and $5 million of Treasury shares in the first half of fiscal 2000.

    At December 31, 2000, the Company had a $50.0 million Revolving Credit Facility ("Revolving Facility") available for general working capital purposes and capital expenditures. In May, 2001 the Company completed an amendment to the amended and restated Credit Facility which revised several covenants. In conjunction with the amendment, the Company paid an additional $10 million of the balance outstanding on the Term Loan on June 1, 2001 and the Total Facility was reduced to $119.0 million consisting of an $89.0 million Term Loan and a $30 million Revolving Facility. As of July 1, 2001 and August 14, 2001, there were no borrowings outstanding under the Revolving Facility. The Company made $18 million of repayments on its Term Loan during the first six months of fiscal 2001 including the additional $10 million payment made June 1, 2001 resulting in a balance outstanding at July 1, 2001 of $85.0 million. $12.0 million in scheduled principal payments will be made in the last half of fiscal 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in U. S. interest rates. This exposure is directly related to its normal operating and funding activities. Because the Company's obligations under its bank credit agreement bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its long-term debt interest rate exposure, rather than for trading purposes. A 10% increase or decrease in market interest rates that effect the Company's financial instruments would not have a material impact on earnings during the remainder of fiscal 2001, and would not materially affect the fair value of the Company's financial instruments.

Part II. Other Information

Item 1. Litigation

    In the second quarter the Company's settlement of three class action lawsuits alleging violations of federal securities laws during the period from September 19, 1996 through April 21, 1997 received final court approval. A charge of $1 million related to this settlement was recorded in the first quarter of 2001. The Company also settled an action brought against it by Apac, Inc. alleging trademark infringement and breach of contract. The settlement did not have a material adverse impact on the Company's results from operations.

    The Company is a defendant in a collective action instituted by present and former employees. The lawsuit alleges violations of certain employment laws and seeks, among other things, unspecified damages and an award of attorney's fees, costs and expenses. The Company believes it has meritorious defenses and is vigorously defending itself in this matter.

    Additionally, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Annual Meeting of Share Holders of the Company was held on June 8, 2001.

  (b)
  Not applicable

  (c)
  1. Set forth below is the tabulation of the votes for each nominee for election as a director of the Company.

	For	Withhold Authority (Including Broker non-vote)
Robert F. Bernard	45,775,877	1,923,160
Thomas M. Collins	46,740,510	958,527
John W. Gerdelman	46,859,863	839,174
Clark E. McLeod	46,864,977	834,060
Theodore G. Schwartz	45,796,838	1,902,199
Paul G. Yovovich	46,859,580	839,457
2.
Set forth is the tabulation of the votes for the proposal to approve the reservation of an additional 2,500,000 Common Shares to be available pursuant to the Company's Incentive Stock Plan.

For	35,958,938
Against	5,535,800
Withhold Authority (Including Broker non-vote)	6,204,299

Item 6. Exhibits and Reports on Form 8-K

  (a)
  EXHIBITS. The following documents are furnished as exhibits and numbered pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	2001 Management Incentive Plan
  (b)
  REPORTS ON FORM 8-K.

    On May 30, 2001 the Company filed a current report on Form 8-K disclosing the terms of the Fifth Amendment and Restated Credit Agreement completed May 15, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

APAC CUSTOMER SERVICES, INC.
Date: August 15, 2001	By:	/s/ GARY S. HOLTER Gary S. Holter Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 15, 2001	By:	/s/ KENNETH R. BATKO Kenneth R. Batko Vice President and Controller (Principal Accounting Officer)

QuickLinks

Index
Part I. Financial Information
  Item I. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information
  Item 1. Litigation
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES