Form 10-Q
period 2001-09-30
APAC CUSTOMER SERVICE INC
filed 2001-11-14
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2001
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _______

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

    Common Shares, $0.01 par value 49,695,699 shares outstanding as of November 9, 2001.

Index

		Page
Part I.	Financial Information
Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets as of September 30, 2001, and December 31, 2000.	3
	Consolidated Condensed Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended September 30, 2001, and October 1, 2000.	4
	Consolidated Condensed Statements of Cash Flows for the Thirty-Nine Weeks Ended September 30, 2001, and October 1, 2000.	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Part II.	Other Information
Item 1.	Litigation	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits and Reports on Form 8-K	15

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)

Assets	September 30, 2001	December 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$16,537	$41,192
Accounts receivable, net	64,221	65,346
Other current assets	13,342	13,333

Total current assets	94,100	119,871
Property and equipment	128,925	142,720
Less—accumulated depreciation	89,938	88,240

Property and equipment, net	38,987	54,480
Goodwill and other intangible assets	60,410	60,410
Less—accumulated amortization	15,767	12,653

Goodwill and other intangible assets, net	44,643	47,757
Deferred taxes	4,336	2,789
Other assets	2,436	6,898

Total assets	$184,502	$231,795

Liabilities and Share Owners' Equity
Current liabilities:
Current maturities of long-term debt	$25,508	$20,508
Accounts payable	5,290	8,210
Other current liabilities	30,299	40,093

Total current liabilities	61,097	68,811
Long-term debt, less current maturities	55,091	84,483
Other liabilities	3,484	4,690
Commitments and contingencies
Share owners' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,695,699 shares issued at September 30, 2001 and 49,520,906 shares issued at December 31, 2000, respectively	497	495
Additional paid-in capital	100,314	100,344
Accumulated other comprehensive income	(1,533)	—
Accumulated deficit	(31,904)	(23,982)
Treasury shares 724,408 and 866,704 shares respectively, at cost	(2,544)	(3,046)

Total share owners' equity	64,830	73,811

Total liabilities and share owners' equity	$184,502	$231,795

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Thirteen (13) Weeks Ended		Thirty-Nine (39) Weeks Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
Net revenue:	$103,918	$113,311	$318,260	$350,269
Operating expenses:
Cost of services	85,337	88,459	266,139	268,092
Selling, general and administrative expenses	13,835	14,711	42,577	45,454
Restructuring and other nonrecurring charges	—	312	9,004	8,978
Asset impairment charges	—	—	8,608	—

Total operating expenses	99,172	103,482	326,328	322,524

Operating income (loss)	4,746	9,829	(8,068)	27,745
Interest expense, net	2,006	2,240	6,018	7,566

Income (loss) from continuing operations before income taxes	2,740	7,589	(14,086)	20,179
Provision (benefit) for income taxes	483	3,036	(6,164)	8,072

Income (loss) from continuing operations	2,257	4,553	(7,922)	12,107
Discontinued Operations
Gain on Sale of Paragren Technologies, Inc. less income tax provision of $77	—	—	—	115

Net income (loss)	$2,257	$4,553	$(7,922)	$12,222

Income (loss) per share:
Basic:
Continuing operations	$0.05	$0.09	$(0.16)	$0.25
Discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.05	$0.09	$(0.16)	$0.25

Diluted:
Continuing operations	$0.05	$0.09	$(0.16)	$0.24
Discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.05	$0.09	$(0.16)	$0.24

Weighted average number of shares outstanding:
Basic	48,808	48,544	48,761	48,178

Diluted	48,924	51,379	48,761	51,462

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-Nine (39) Weeks Ended
	September 30, 2001	October 1, 2000
Operating activities:
Net income (loss)	$(7,922)	$12,222
Depreciation and amortization	20,167	23,918
Non-cash restructuring charges	2,639	—
Tax effect of stock option exercises	641	—
Asset impairment charges	8,608	—
Deferred income taxes	(2,688)	(266)
Change in operating assets and liabilities	(14,746)	(7,450)

Net cash provided by operating activities	6,699	28,424
Investing activities:
Proceeds from sale of Paragren Technologies, Inc.	2,756	17,000
Purchases of property and equipment, net	(7,292)	(8,563)

Net cash provided (used) by investing activities	(4,536)	8,437

Financing activities:
Payments on long-term debt	(24,392)	(23,689)
Decrease in customer deposits	(2,901)	(983)
Sale of treasury shares	—	5,000
Stock and warrant transactions, including related income tax benefits	475	2,358

Net cash used by financing activities	(26,818)	(17,314)

Net increase (decrease) in cash and cash equivalents	(24,655)	19,547
Beginning cash balance	41,192	18,876

Ending cash balance	$16,537	$38,423

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(Dollars in thousands except as otherwise indicated)
(Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2001. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications of prior years' amounts have been made to conform to current year classifications.

2.  Goodwill and Intangible Assets

    At September 30, 2001, goodwill and intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net Book Value
Goodwill	$28,317	$5,864	$22,453
Customer relationships	28,493	8,177	20,316
Assembled workforce	3,600	1,726	1,874

Total	$60,410	$15,767	$44,643

3.  Other Current Liabilities

    The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

	September 30, 2001	December 31, 2000
Payroll and related items	$18,859	$23,128
Restructuring charges	2,989	94
Accrued Relocation/Severance	1,151	4,321
Income taxes payable	—	3,174
Telecommunication costs	496	1,145
Accrued professional fees	719	1,146
Acquisition-related costs	186	392
Customer deposits	1	437
Other	5,898	6,256

Total	$30,299	$40,093

4.  Restructuring and Other Nonrecurring Charges/Asset Impairment Charges

    During the second quarter of fiscal 2001, the Company conducted a review of its capacity, overhead and operating performance with the goal of improving its operations and profitability. In connection with this effort, the Company closed six Customer Acquisition and one Customer Care Interaction Centers, eliminated certain administrative and support positions, implemented specific plans to improve operational performance and wrote off certain non-performing assets. Restructuring charges of $6.6 million related to this review were recorded in the second quarter and included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of approximately $2.9 million have been paid through September 30, 2001, approximately $2.0 million will be paid in the fourth quarter of 2001 and the remainder is payable in 2002 and thereafter.

    Nonrecurring charges of $2.4 million associated with the settlement of litigation and additional bad debt provisions were also recorded in the first half of 2001.

    Asset impairment charges of $8.6 million recorded in the second quarter of fiscal 2001 were related to the write off of certain non-performing IT hardware and software costs.

    Nonrecurring charges for the first nine months of 2000 totaling $9.0 million were related to one-time costs in the areas of people, technology and the new headquarters in Deerfield, Illinois and associated personnel relocation costs.

5.  New Accounting Pronouncements

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives' change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition adjustment of $1.5 million (net of tax of $0.7 million) in Accumulated Other Comprehensive Income for the first nine months of 2001.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company will adopt SFAS 142 for fiscal 2002 beginning December 31, 2001, but does not yet know if it will have a significant impact on the results of operations.

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

8.  Long Term Debt

    In May 2001, the Company completed an amendment to the amended and restated Credit Facility which revised several covenants. In conjunction with the amendment, the Company paid an additional $10 million of the balance outstanding on the Term Loan on June 1, 2001 and the Total Facility was reduced to $119.0 million consisting of a $89.0 million Term Loan and a $30 million Revolving Facility. As of September 30, 2001 and the date of this filing there were no borrowings outstanding under the Revolving Facility. The Company made $24.0 million of repayments on its Term Loan during the first nine months of fiscal 2001 including the additional $10 million payment made June 1, 2001, resulting in a balance outstanding at September 30, 2001 of $79.0 million. An additional $6.0 million in scheduled principal payments will be made in the fourth quarter of fiscal 2001.

9.  Segment Information

    Prior to the third quarter of 2001, the Company had two reportable segments organized around operating divisions providing separate and distinct services to clients. As a result of the Company's restructuring efforts that were announced during the second quarter of 2001, there has been a commingling of certain operations, and a realignment of marketing strategies, client focus and service offerings that have made it impractical to separate this information. Accordingly the Company will no longer present operating results in two reportable segments.

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

    The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Description of Business

    The Company is a leading provider of integrated customer experience management (CEM) and electronic CEM (e-CEM) solutions for Fortune 1000, mid-tier and emerging e-commerce companies in the banking and brokerage, communications, healthcare, insurance, retail, utility, automotive and travel and entertainment sectors. The Company delivers a full-suite of electronic CEM products and services, including e-PACSM, a multi-channel platform that supports a broad range of integrated, e-commerce-based customer integration capabilities. Expanding upon its core competency of CEM solutions, APAC Customer Services recently added solutions integration services to its array of customer care programs. To help its clients better manage relationships with their customers, APAC Customer Services develops and delivers end-to-end customer experience and web-enabled CEM programs. As of September 30, 2001, the Company operated and managed approximately 10,000 workstations in 49 customer interaction centers. As of the end of the third quarter of 2001 results of operation of its two divisions of the Company have been merged due to similarities which have developed in the technologies being used by these operations. Certain reclassifications of prior years' amounts have been made to conform to current year classifications.

Results of Operations

    The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided by the Company for the thirteen and thirty-nine week periods ended September 30, 2001, and October 1, 2000.

	Thirteen (13) Weeks Ended		Thirty-Nine (39) Weeks Ended
	September 30, 2001	October 1, 2000*	September 30, 2001	October 1, 2000*
Net revenues:	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	82.1	78.1	83.6	76.5
Selling, general and administrative expenses	13.3	13.0	13.4	13.0
Restructuring and other non-recurring charges	—	.2	2.8	2.6
Asset impairment charges	—	—	2.7	—

Total operating expenses	95.4	91.3	102.5	92.1

Operating income	4.6	8.7	(2.5)	7.9
Interest expense, net	1.9	2.0	(1.9)	2.1

Income from continuing operations before income taxes	2.7	6.7	(4.4)	5.8
Provision for income taxes	.5	2.7	(1.9)	2.3

Income from continuing operations	2.2	4.0	(2.5)	3.5
Gain on sale of Paragren Technologies, Inc., net	—	—	—	—

Net income	2.2%	4.0%	(2.5)%	3.5%

*Restated to conform to current year presentation.

Comparison of Results of Operations for the thirteen weeks ended September 30, 2001 and October 1, 2000

    Net revenue decreased 8.3% to $103.9 million in the third quarter of fiscal 2001 from $113.3 million in the same quarter of fiscal 2000. The decrease was primarily the result of a reduction in market spending by certain telecommunications and financial services clients due to the general economic slowdown.

    Cost of services decreased $3.1 million in the third quarter of fiscal 2001, or 3.5%, to $85.3 million from $88.5 million. This decrease is primarily due to volume related reductions partially offset by higher wage rates, increased training related to new clients and call center consolidation, additional operating costs associated with certain clients and excess workstation capacity phased out during the third quarter. Cost of services as a percent of revenue increased to 82.1% from 78.1% and gross margins declined to 17.9% from 21.9% due to these factors.

    Selling, general and administrative expenses, decreased to $13.8 million in the third quarter of fiscal 2001 from $14.7 million in fiscal 2000, a decrease of $0.9 million or 6.0%. Expenses declined from the prior year primarily due to reductions in headcount and administrative expenses implemented as part of the second quarter restructuring efforts. As a percent of net revenue, selling, general and administrative expenses were 13.3% in fiscal 2001 versus 13.0% in fiscal 2000 reflecting the impact of disproportionately lower revenues in comparison to cost decreases as previously discussed.

    Non-recurring charges in the third quarter of 2000 of $0.3 million were related to costs in the areas of people, technology and the new headquarters in Deerfield, Illinois and associated personnel relocation costs.

    The Company generated operating income of $4.7 million, in the third quarter of fiscal 2001 compared to $9.8 million for the same period of fiscal 2000. The decline in operating performance is primarily the result of inefficiencies related to reduced program volumes from existing clients, additional operating costs associated with certain clients and higher wage and training expenses and costs related to the reduction in excess capacity as previously discussed.

    Net interest expense for the third quarter of fiscal 2001 decreased slightly compared to the same period in fiscal 2000. This decrease reflects the reduction in term debt from the end of the third quarter of fiscal 2000 to September 30, 2001 partially offset by lower interest income associated with a reduction in rates and balances of marketable securities.

    The Company's effective income tax rate is 17.6% for the quarter, versus 40.0% in the prior year period. This decrease is primarily the result of the net favorable impact of income tax adjustments related to the finalization and filing of the 2000 income tax returns.

Comparison of Results of Operations for the thirty-nine weeks ended September 30, 2001 and October 1, 2000

    Net revenue decreased 9.1% to $318.3 million in the first nine months of fiscal 2001 from $350.3 million in the same period of fiscal 2000. The decrease is primarily the result of a reduction in market spending by certain telecommunications and financial services clients due to the economic slowdown.

    Cost of services decreased $2.0 million in the first nine months of fiscal 2001, to $266.1 million from $268.1 million. This decrease is primarily due to volume related reductions and the implementation of strategic cost saving initiatives implemented in the third quarter of 2001 partially offset by higher wage rates, increased training related to new client and excess workstation capacity in the first half of 2001. Cost of services as a percent of revenue increased to 83.6% from 76.5% and gross profit margins decreased from 23.5% in 2000 to 16.4% as a result of the disproportionate rate decrease in revenue volumes versus cost reductions.

    Selling, general and administrative expenses decreased $2.9 million or 6.4% to $42.6 million in the first nine months of fiscal 2001 from $45.5 million in fiscal 2000. As a percent of net revenue, selling, general and administrative expenses were 13.4% in fiscal 2001 versus 13.0% in fiscal 2000. This percentage increase was due to a reduction in revenues disproportionately higher than the decrease in headcount and administrative expenses related to the general volume shortfall and the strategic cost saving initiatives implemented during the second and third quarters of 2001.

    The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001. These costs related to the closing of six Customer Acquisition and one Customer Care Interaction Centers. This charge included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of $2.9 million have been paid through September 30, 2001, approximately $2.0 million will be paid in the fourth quarter of 2001 and the remainder is payable in 2002 and thereafter.

    Non-recurring charges of $2.4 million associated with the settlement of litigation and additional bad debt provisions were recorded in the first half of fiscal 2001. Non-recurring charges in the same period of 2000 were $9.0 million and related to costs in the areas of people, technology and the new headquarters in Deerfield, Illinois and associated personnel relocation costs.

    Asset impairment charges of $8.6 million recorded in the second quarter of fiscal 2001 were related to the write off of certain non-performing IT hardware and software costs.

    The Company generated operating income of $9.5 million excluding the impact of restructuring and other non-recurring charges and asset impairment charges, in the first nine months of fiscal 2001 compared to $36.7 million for fiscal 2000. The decrease was primarily the result of reduced program volumes from existing clients, higher wage rates and training expenses related to new clients and excess capacity as previously discussed.

    Net interest expense for the first nine months of fiscal 2001 decreased by $1.5 million compared to the same period in fiscal 2000. This decrease reflects the reduction in term debt from the end of the third quarter of fiscal 2000 to September 30, 2001 partially offset by lower interest income associated with a reduction in rates and balances of marketable securities.

    The Company's effective income tax rate is 43.8% for the first nine-months of fiscal 2001, versus 40.0% in the prior year period. The increase in the effective rate is the result of net favorable adjustments related to the finalization and filing of the 2000 income tax returns which increased the tax benefit for 2001.

Liquidity and Capital Resources

    The following table sets forth consolidated statements of cash flow data for the Company for the thirty-nine week periods ended September 30, 2001, and October 1, 2000 respectively.

	2001	2000
	(In thousands)
Net cash provided by operating activities	$6,699	$28,424
Net cash provided (used) by investing activities	(4,536)	8,437
Net cash used by financing activities	(26,818)	(17,314)

Net increase (decrease) in cash	$(24,655)	$19,547

    Cash provided by operations during the first nine months of fiscal 2001 totaled $6.7 million, a decrease of $21.7 million from the comparable period in fiscal 2000. This decrease resulted primarily from significantly lower operating results in 2001. The Company spent $7.3 million, net of disposals and retirements, during the first nine months of fiscal 2001, primarily related to the build-out and furnishing of a client interaction center in Tucson, Arizona for a new client and information technology. Capital expenditures for the first nine months of 2000 were $8.6 million, net of disposals and retirements, and related primarily to information technology and to upgrade equipment in existing centers. These capital expenditures were funded with cash resources on hand. Net cash and cash equivalents decreased $24.7 million in the first nine months of 2001 versus an increase of $19.5 million in the same period of 2000 as a result of lower earnings in 2001, and proceeds from the sale of both Paragren for $17 million and $5 million of Treasury shares in the first nine months of fiscal 2000.

    At December 31, 2000, the Company had a $50.0 million Revolving Credit Facility ("Revolving Facility") available for general working capital purposes and capital expenditures. In May, 2001 the Company completed an amendment to the amended and restated Credit Facility which revised several covenants. In conjunction with the amendment, the Company paid an additional $10 million of the balance outstanding on the Term Loan on June 1, 2001 and the Total Facility was reduced to $119.0 million consisting of an $89.0 million Term Loan and a $30 million Revolving Facility. As of September 30, 2001 and the date of this filing there were no borrowings outstanding under the Revolving Facility. The Company made $24.0 million of repayments on its Term Loan during the first nine months of fiscal 2001 including the additional $10 million payment made June 1, 2001, resulting in a balance outstanding at September 30, 2001 of $79.0 million. An additional $6.0 million in scheduled principal payments will be made in the fourth quarter of fiscal 2001.

    The Company expects that cash from future operations and available borrowings under the Revolving facility will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations during the fourth quarter of fiscal 2001 and fiscal year 2002.

Forward-Looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-Q may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those are anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to timing of clients' initiation and termination of large programs; changes in competitive conditions affecting the Company's industry; the ability of the Company's clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company's automated system and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer relationship management solutions and in-house customer relationship operations. See the Company's filings with the Securities and Exchange Commission for further discussion of the risks and uncertainties associated with the Company's business, in particular the discussion under the caption "Information Regarding Forward-Looking Statements" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 6. Exhibits and Reports on Form 8-K

(a)
EXHIBITS.

  None

(b)
REPORTS ON FORM 8-K.

  None

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                      APAC Customer Services, Inc.

Date: November 14, 2001	By:	/s/ MARC T. TANENBERG Marc T. Tanenberg Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 14, 2001	By:	/s/ KENNETH R. BATKO Kenneth R. Batko Vice President and Controller (Principal Accounting Officer)

QuickLinks

Index
APAC Customer Services, Inc. and Subsidiaries Consolidated Condensed Balance Sheets (In thousands, except share data)
Consolidated Condensed Statements of Operations
Consolidated Condensed Statements of Cash Flows
Notes to Consolidated Condensed Financial Statements
  Item 2. Management's Discussion and Analysis of
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information
  Item 1. Litigation
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signatures