Form 10-K405
period 2001-12-30
APAC CUSTOMER SERVICE INC
filed 2002-03-29
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

  /x/
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001
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

Yes /x/        No / /

        As of March 28, 2002, 49,531,811 Common Shares were outstanding.

        The aggregate market value of the Registrant's Common Shares held by non-affiliates on March 28, 2002 was approximately $160,483,068.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for Annual Meeting
of Shareholders to be held on June 7, 2002 are incorporated by reference in Part III

PART I

Item 1. Business.

General

        APAC Customer Services, Inc. ("APAC Customer Services", "APAC" or the "Company") is a leading provider of customer interaction solutions and electronic solutions for market leaders in financial services, insurance, telecommunications, healthcare and logistics. To help its clients better manage relationships with their customers, APAC Customer Services develops and delivers end-to-end customer care, customer acquisition and Web-enabled programs. The Company operates and manages approximately 10,200 workstations in 48 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service. The Company delivers a full suite of electronic products and services, including e.PACSM, a multi-channel platform that supports a broad range of integrated, e-commerce-based customer interaction capabilities and solutions integration services. The Company has two primary service offerings: Customer Acquisition and Customer Care. In 2001, the Company reorganized its operating structure along client lines, combining operations into one unit and account management, marketing, sales and other client-facing functions across service offering lines. The Company is utilizing certain Customer Interaction Centers to provide both Customer Care and Customer Acquisition services. It is therefore impractical to separate the results by these service offerings as shown in prior years. Accordingly, the Company no longer presents operating results in reportable segments.

Services

        Customer Care.    Customer Care services include customer relationship management solutions including supporting inbound customer care, customer retention, direct mail response, integrated voice response, "help" line support, and customer order processing. Certain Customer Care services include specialized customer service representatives such as insurance agents and licensed pharmacists capable of responding to more technical inquiries from customers and prospects.

        Customer Care services involve the receipt of a call from a client's customer or prospect, and the identification and routing of the call to the appropriate APAC customer service representative. The caller typically uses a toll-free "800" number to request product or service information, place an order for a product or service or obtain assistance regarding a client's products or services. APAC utilizes automated call distributors and digital switches to identify each inbound call by "800" number and route the call to an APAC customer service representative trained for the client's program. Simultaneously with receipt of the call, the customer service representative's computer screen displays customer, product and service information relevant to the call. The Company reports information and results captured during the call to its client for order processing, customer service and database management.

        Customer Acquisition.    Customer Acquisition services include sales support to consumers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. Customer Acquisition services typically begin when APAC Customer Services calls a consumer or business prospect targeted by one of its clients to offer the client's products or services. Prospect information, which APAC Customer Services typically receives electronically from its clients, is selected to match the demographic profile of the targeted customer for the product or service being offered. APAC's data management system sorts the prospect information and delivers it to one of the Customer Interaction Centers. Computerized call-management systems utilizing predictive dialers automatically dial the telephone numbers, determine if a live connection is made, and present connected calls to a sales representative who has been specifically trained for the client's program. When a call is presented, the prospect's name, other information about the prospect, and the program script simultaneously appear on the sales representative's computer screen. The sales representative then uses the script to solicit an order for the client's product or service or to request information, which will be added to the client's database. APAC's advanced systems permit on-line monitoring of marketing campaigns allowing its clients to refine programs while in progress.

Clients

        APAC directs its business development efforts primarily towards large companies with substantial customer acquisition and customer care activity. APAC often targets those companies that operate in high cost metropolitan areas, that are currently utilizing inefficient or expensive technology in their customer service and/or acquisition operations, or that have the greatest potential to generate recurring revenue driven by their ongoing telephone based direct sales and marketing programs. Contracts for customer care services provide for terms of up to five years, and can be terminated for convenience subject to a negotiated phase-out period. Contracts for customer acquisition services may generally be terminated or modified on short notice, although the Company tends to establish long term relationships with many of the clients for which it provides such services. The Company is generally paid on the basis of time billed by the Company representative providing either customer care or customer acquisition services. The Company's fees are often subject to performance standards such as sales per hour, average handle time, occupancy rate, abandonment rate and standards as agreed with the client. In the case of Customer Acquisition the Company's services are also occasionally priced on a per sale basis, rather than the predominant time-based method.

        The Company's significant relationships include United Parcel Service General Services, Inc. ("UPS") which accounted for 15.2% and 15.3%, respectively of the Company's consolidated net revenue in fiscal 2001 and 2000. In addition 10.1 and 9.1% of the Company's consolidated net revenues in 2001 and 2002 respectively were provided by AEGON, a large insurance company. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        e.PACSM incorporates PC-based workstations, object-oriented software modules, relational database management systems, call tracking and workforce management systems, computer telephony and Internet based services integration, and interactive voice response. The technologies used by APAC Customer Services enable customer service representatives to focus on assisting the customer, rather than on technology, by providing all necessary customer information at interaction arrival. In addition, the e.PACSM platform also helps to decrease training time and increase the interaction handling efficiencies.

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

        The UNIX-based computer system that the Company has developed utilizes a "hub and spoke" configuration to electronically link each Customer Interaction Center's systems to the Company's data center. This open architecture system provides APAC Customer Services with the flexibility to integrate its client server and mid-range systems with the variety of systems maintained by its clients. By integrating with its clients' systems, APAC Customer Services is able to receive calls and data directly from its clients' in-house systems, forward calls to its clients' in-house telephone representatives when appropriate, and report, on a real-time basis, the status and results of the Company's services. APAC's custom software is built on relational database technology that enables the Company to quickly design tailored software applications that enhance the efficiency of its interaction services, while providing flexible scripting and readily accessible screen navigation.

Sales and Marketing

        The Company seeks to differentiate itself from other providers of customer interaction solutions by offering tailored solutions that address the specialized needs of its clients. The Company's organization structure is focused on providing value-added industry specific solutions to companies in the financial services, insurance, telecommunications, healthcare and logistics industries. The Company has developed a targeted approach to identifying new clients and additional needs of existing clients. Often, APAC Customer Services initially develops a pilot program for a new client to demonstrate the Company's abilities and effectiveness in telephone-based and web-enabled marketing and customer service. The Company's account management and sales personnel also assist clients in identifying high potential customers and developing programs to reach those customers, communicate results of the program and assist clients in modifying programs for future use. The Company markets its services by targeting companies within vertical sectors for proactive development of industry specific solutions, expanding relationships with existing clients, responding to requests for proposals, pursuing client referrals and participating in trade shows and advertising in business publications. The Company believes its increasingly consultative approach will enhance its ability to successfully identify additional business opportunities and secure new business.

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

        The Company offers extensive classroom and on-the-job training programs for its people, including instruction about the client's company and its product and service offerings as well as proper telephone-based sales or customer service techniques. Once hired, each new sales and service representative receives on-site training lasting from two to over twenty days. The amount of initial training each employee receives varies depending upon the nature of the services being offered for the client to which the representative will be assigned. In addition, the Company offers one and two week courses to its sales and service representatives who are preparing for the insurance agent license exam. The Company believes in developing and challenging all employees to grow personally and professionally.

        For employee recruitment and job tracking, the e-SMART System (SiMple Accurate Record Tracking) assists the Company in selecting people who can meet and exceed expectations. The e-SMART System is a comprehensive electronic process for applicant tracking and performance evaluation. The process begins with an applicant's search of a database to find available positions, review job information, and learn more about the Company. After a candidate completes a series of online templates and tests, a recruiter reviews qualifications and skills, sets appointments and tracks progress of the application.

        The Company had approximately 12,400 full-time and 4,300 part-time employees for a total of 16,700 employees on March 28, 2002. None of APAC's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Competition

        The industry in which the Company operates is very competitive and highly fragmented. APAC's competitors range in size from very small firms offering specialized applications or short term projects, to large independent public firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's. The market includes non-captive customer acquisition and customer service operations as well as in-house telemarketing and customer service organizations throughout the United States. In-house telemarketing, customer relationship management, and customer service organizations comprise by far the largest segment of the industry. In addition, some of the Company's services also compete with other forms of direct marketing such as mail, television and radio. The Internet and other new technologies are creating new and competing forms of marketing and data collection, such as interactive television and targeted electronic mail and advertisements, which, if successful, may cause new competitors to enter the field and increase competition. The Company believes the principal competitive distinctions in the telephone-based and web enabled marketing and customer service industry are reputation for quality, sales and marketing results, price, technological expertise, and the ability to promptly provide clients with customized solutions for their sales, marketing and customer service needs.

Government Regulation

        Telephone sales practices are regulated at both the Federal and state level. The Federal Communications Commission's (the "FCC") rules under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of certain automated sequential telephone-dialers and their ability to call certain numbers. In addition, the FCC's rules require the maintenance of a list of residential consumers who have stated that they do not want to receive telephone solicitations from the caller and requires that such caller cease making calls to such consumers' telephone numbers.

        In addition to the TCPA, the Federal Telemarketing Consumer Fraud and Abuse Protection Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC's Telemarketing Sales Rule (the "TSR") went into effect in January 1996. The TSR applies to most direct telemarketing calls and generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales. In February of 2001 the FTC initiated administrative rulemaking proceedings to amend the TSR, including, among other provisions, the addition of a provision that would create a national "Do-Not-Call" registry. Under the amendment proposed by the FTC, it would be illegal for telemarketers to call consumers who place their phone numbers on the national registry. The FTC's proposal also includes a provision that would prohibit the practice of receiving any consumer billing information from any third party for use in telemarketing, among other things. The Company cannot predict whether the FTC's proposed modifications to the TSR will be made, in whole or in part, and if so, what impact such revisions would have on the Company or its industry.

        In addition to the Federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, which do, or may, apply to the Company. For example, a recent trend among certain states has been the creation of statewide "Do-Not-Call" registries, which prohibit telemarketers from contacting those who have registered with the state. Additional trends include placing restrictions on the methods and timing of telemarketing calls, placing restrictions on the percentage of abandoned calls generated by automated telephone-dialing equipment, and specifying the types of disclosures that must be made during the course of a telemarketing call. States have also begun to pass legislation prohibiting telemarketers from using any method or device to block consumers' use of caller identification devices. The Company believes that states will continue to adopt similar legislation and regulations aimed at protecting consumers' privacy rights and at reducing fraudulent and abusive sales and marketing acts, which may or may not impact the Company's operations.

        In addition to the Federal and state laws regulating telemarketing activity, there are additional Federal and state laws and regulations governing consumer privacy and the collection and use of consumer data. Key Federal laws include the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act. There is increasing Federal and State interest in privacy protections, some aspects of which could impose additional regulatory pressure on the business of the Company's clients and, less directly, on the Company's business.

        The industries served by the Company are also subject to varying degrees of government regulation. The Company and its employees who are involved in certain types of sales activities, such as the sale of insurance products, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those entities. Other examples of activities requiring licensing include gaming, pharmaceutical and mortgage banking activities. In its contracts the Company generally assumes responsibility to companies with federal and stock laws regulating telemarketing. The Company does, however rely on its clients and their advisors to develop the scripts to be used by the Company in making consumer solicitations. The Company generally requires its clients to indemnify it against claims and expenses arising in connection with the scripts provided or approved by a client, actions taken at a client's direction, a client's failure to provide purchased products or services to customers, and any defect or deficiency in such products or services.

        The Company believes it is in compliance in all material respects with federal and state telemarketing laws and regulations.

Item 2. Properties

        The Company leases approximately 91,000 square feet of office space in Deerfield, Illinois. The term of this lease expires in August 2008. This space houses corporate headquarters, business unit management, the technology demonstration center, and a customer interaction center. The Company has approximately 79,000 square feet of office space in Cedar Rapids, Iowa. This office space is located on all or part of six floors which are owned by the Company and is part of an office condominium. The Company has approximately 87,000 square feet of office space in Omaha, Nebraska and 22,000 square feet of office space in Atlanta, Georgia. The Omaha space was acquired with the purchase of ITI. The lease for the Omaha office space expires in August 2007. Approximately 49,000 square feet of this space is sublet. The lease for the Atlanta space expires in December 2004. All of this space has been sublet.

        The Company also leases the facilities listed below, except for the Eau Claire, Newport News, Fort Worth and High Point facilities which are not leased by the Company, but are managed, staffed and operated by the Company on behalf of its clients. As of December 30, 2001, the Company operated the following Customer Interaction Centers and workstations:

Customer Interaction Centers

Location	Date Opened or Acquired	Number of Workstations(1)
Dubuque, Iowa	September, 1990	88
Clinton, Iowa	October, 1990	80
Burlington, Iowa	October, 1991	80
Oskaloosa, Iowa	September, 1992	96
Cedar Falls, Iowa	February, 1993	64
Ottumwa, Iowa	November, 1993	144
Decorah, Iowa	January, 1994	80
Fort Madison, Iowa	March, 1994	112
Keokuk, Iowa	May, 1994	80
Mason City, Iowa	December, 1994	96
Cedar Rapids, Iowa-Park Place I	January, 1995	120
Knoxville, Iowa	March, 1995	80
Spencer, Iowa	May, 1995	64
Newport News, Virginia	August, 1995	717
Fort Worth, Texas	October, 1995	638
Cedar Rapids, Iowa-Park Place II	November, 1995	162
High Point, North Carolina	November, 1995	620
Maquoketa, Iowa	February, 1996	80
Kewanee, Illinois	February, 1996	96
Quincy, Illinois	February, 1996	96
Rock Falls, Illinois	March, 1996	96
Jacksonville, Illinois	April, 1996	96
Canton, Illinois	May, 1996	96
Lincoln, Illinois	May, 1996	96
Pekin, Illinois	May, 1996	88
Peoria, Illinois	May, 1996	160
Galesburg, Illinois	June, 1996	96
Waterloo, Iowa	October, 1996	304
Corpus Christi, Texas	October, 1996	793
Alton, Illinois	December, 1996	152
Columbia, South Carolina	December, 1996	577
Marion, Illinois	December, 1996	192
LaCrosse, Wisconsin	May, 1997	350
Aberdeen, South Dakota	May, 1998	88
Grand Island, Nebraska	May, 1998	88
Green Bay, Wisconsin	May, 1998	277
Lawton, Oklahoma	May, 1998	120
Oklahoma City, Oklahoma	May, 1998	386
Omaha, Nebraska	May, 1998	320
Pawnee, Kansas	May, 1998	96
St. Joseph, Missouri	May, 1998	96
Westminster, Oklahoma	May, 1998	120
Davenport, Iowa	September, 1998	668
Utica, New York	December, 1998	405
Deerfield, Illinois	October, 1999	55
Greenbay, Wisconsin	October, 2000	208
Eau Claire, Wisconsin	December, 2000	167
Tucson, Arizona	June, 2001	425

Total		10,208

(1)
The Company closed or combined ten Customer Interaction Centers in fiscal 2001 resulting in the net elimination of 739 workstations. During fiscal 2001 the Company opened a new Customer Interaction Center in Tucson, Arizona to service the needs of a significant new client which added 425 seats. The leases of the Customer Interaction Centers have terms ranging from two to twelve years and typically contain renewal options and early termination buyouts. The Company believes that its existing facilities are suitable and adequate for its current operations.

        The Company's profitability is influenced significantly by its Customer Interaction Center capacity utilization. Customer Interaction Centers providing primarily Customer Acquisition services tend to be utilized primarily in the early evening hours on weekdays and to a limited extent on weekends. Customer Care services tend to be utilized primarily during normal business hours on weekdays and to a limited extent on weekends. In an attempt to improve profitability and maximize utilization, the Company manages its Customer Interaction Centers with the intention of achieving higher levels of fixed cost absorption. The Company closely monitors the capacity utilization of its Customer Interaction Centers and considers the costs associated with maintaining excess capacity in relationship to the flexibility needed to quickly respond to incremental client demands. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, Customer Interaction Center capacity may be expanded or contracted in the future. As part of the Company's efforts to improve capacity utilization, the Company will continue to increase the amount of Customer Acquistion services provided at Customer Interaction Centers previously dedicated to Customer Care services.

Item 3. Legal Proceedings

        In March, 2000, the Company agreed to the settlement of a collective action instituted by present and former employees. This settlement remains subject to court approval. The settlement did not have a material impact on the Company's results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None

Executive Officers of the Registrant

        The executive officers of the Company are as follows:

Name	Age	Position
Theodore G. Schwartz	48	Chairman, Director and Chief Executive Officer
John R. Bowden	47	Senior Vice President, Operations
Carlos E. Galarce	41	Senior Vice President and Chief Information Officer
Steven A. Shlensky	40	Senior Vice President, Human Resources and Corporate Development
L. Clark Sisson	40	Senior Vice President, Relationship Management
Marc T. Tanenberg	50	Senior Vice President and Chief Financial Officer
Linda R. Witte	49	Senior Vice President, General Counsel and Secretary
Daniel S. Hicks	37	Vice President, Relationship Management
J. Eric Smith	44	Vice President, Business Development

        Theodore G. Schwartz has served as the Company's Chairman since its formation in May 1973 and resumed the position of CEO effective May, 2001.

        John R. Bowden joined the Company as Senior Vice President, in October 1999. From January 1996 to May 1999 Mr. Bowden was Vice President-Consumer Sales and Customer Service for Ameritech, Inc. Prior to January 1996 he held the office of Vice President for LCI, Inc. and MCI Communications, Inc.

        Carlos E. Galarce joined the Company as Vice President and Chief Information Officer in November 1999 and was promoted to Senior Vice President in November, 2000. From October 1997 through October 1999 Mr. Galarce was Director- Information Technology for Sears, Roebuck, and Co. Home Services Division. From October 1995 through September 1997 Mr. Galarce was Division Vice President for Automatic Data Processing, Dealer Service Division. Prior to October 1995 Mr. Galarce was Director of Development-Auburn Hills Region, Automatic Data Processing.

        Steven A. Shlensky joined the Company in November 1999 as Senior Vice President, Strategic Planning and Corporate Development. In July 2001 he became the Senior Vice President, Human Resources and Corporate Development. From March 1996 through October 1999 Mr. Shlensky served as Managing Director of TCS Group, L.L.C., the private investment office of Theodore G. Schwartz. Prior to March 1996 Mr. Shlensky was a Senior Tax Manager for Arthur Andersen LLP.

        L. Clark Sisson, Senior Vice President, joined the Company in October 1998. Prior to joining the Company, Mr. Sisson served as the Vice President-Inbound of ITI Marketing Services, Inc. from November 1993 to September 1998.

        Marc T. Tanenberg joined the Company in August 2001 as Senior Vice President and Chief Financial Officer. From November, 1993 to August, 2001 Mr. Tanenberg was employed by International Jensen Incorporated where he held a variety of positions, most recently as Executive Vice President—Operations and Chief Financial Officer.

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

        Daniel S. Hicks, Vice President of Relationship Management joined the Company in May 1998. Prior to joining the Company Mr. Hicks was Vice President of Account Management for ITI Marketing Services from January 1995 to May 1998. From 1993 to 1995 Mr. Hicks was the Director of Vendor Management for Time, Inc.

        J. Eric Smith joined the Company in November 2000 as Vice President. Prior to joining the Company Mr. Smith was employed by Country Companies Group for over twenty years where he held various executive positions, most recently as Vice President, E-Commerce.

PART II

Item 5. Market for Registrant's Common Equity and Related Share Owner Matters

        The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "APAC." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Shares as reported on the Nasdaq National Market during such period.

	High	Low
Fiscal 2001:
First Quarter	$6.00	$3.14
Second Quarter	$5.25	$2.45
Third Quarter	$3.27	$1.55
Fourth Quarter	$3.52	$1.42
	High	Low
Fiscal 2000:
First Quarter	$16.50	$6.38
Second Quarter	$11.75	$5.50
Third Quarter	$12.48	$4.06
Fourth Quarter	$5.69	$2.75

        As of March 28, 2002 there were 267 holders of record of the Common Shares. The Company did not pay any dividends on its Common Shares in fiscal years 2001 or 2000. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Credit Facility restricts the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors the Board of Directors considers appropriate.

Item 6. Selected Financial Data

APAC CUSTOMER SERVICES, INC.

SELECTED FINANCIAL DATA

(Unaudited)

	For the Fiscal Years Ended (1)
	December 30, 2001	December 31, 2000	January 2, 2000	January 3, 1999	December 28, 1997
	(In thousands, except per share and selected data)
OPERATING DATA:
Net revenue	$428,844	$464,355	$427,645	$425,028	$350,533
Cost of services(8)	356,221	359,669	347,005	353,979	268,177
Selling, general and administrative expenses(3)	65,971	68,610	58,045	65,230	45,810
Asset impairment charges(2)	8,608	—	—	71,172	3,238

Operating income (loss)	(1,956)	36,076	22,595	(65,353)	33,308
Interest expense, net	7,778	9,350	13,365	8,139	1,499
Income taxes (benefit)	(4,770)	10,056	3,580	(5,200)	12,100

Income (loss) from continuing operations	(4,964)	16,670	5,650	(68,292)	19,709
Gain (loss) from discontinued operations(4)	—	511	—	(11,028)	(18,726)
Cumulative effect of accounting change(5)	—	—	—	—	(2,200)

Net income (loss)	$(4,964)	$17,181	$5,650	$(79,320)	$(1,217)

Net income (loss) per share:
Basic:
Continuing operations	$(0.10)	$0.35	$0.12	$(1.40)	$0.36
Discontinued operations	—	0.01	—	(0.23)	(0.39)

Net Income (loss)	$(0.10)	$0.36	$0.12	$(1.63)	$(0.03)

Diluted:
Continuing operations	$(0.10)	$0.33	$0.12	$(1.40)	$0.36
Discontinued operations	—	0.01	—	(0.23)	(0.39)

Net Income (loss)	$(0.10)	$0.34	$0.12	$(1.63)	$(0.03)

Weighted average shares outstanding:
Basic	48,780	48,286	47,341	48,609	47,453
Diluted	48,780	50,952	47,822	48,609	48,505

	For the Fiscal Years Ended(1)
	December 30, 2001	December 31, 2000	January 2, 2000	January 3, 1999	December 28, 1997
	(In thousands, except per share and selected statistical data)
STATISTICAL DATA:
Number of Customer Interaction Centers(6):	48	57	59	77	68
Number of workstation(6):	10,208	10,522	10,866	12,720	10,770
Net Revenue per workstation(7):	$41,563	$43,848	$37,300	$37,640	$33,381
BALANCE SHEET DATA:
Cash and short-term investments	$21,213	$41,192	$18,876	$3,543	$17
Net assets of discontinued operations(4)			10,028	7,096	15,318
Working capital	27,793	51,060	51,957	17,748	34,090
Capital expenditures	8,971	15,236	7,789	17,076	43,742
Total assets	183,710	231,795	236,480	267,502	185,831
Long-term debt, less current maturities	42,968	84,483	115,987	132,427	1,863
Share owners' equity	67,997	73,811	48,622	41,824	124,783

NOTES (000's except for Note 7):

(1)
The Company operates on a 52/53week fiscal year that ends on the Sunday closest to December 31. Fiscal 1998, which ended January 3,1999, is the only period presented that consists of 53 weeks. Prior years have been restated to conform to current year presentation.

(2)
Asset impairment charges in fiscal 2001 of $8,608 related to the write-off of certain non-performing IT hardware and software costs. The asset impairment charges in fiscal 1998 consist of $69,700 for the write-down of long-lived assets acquired with the purchase of ITI Holdings, Inc. ("ITI") in May 1998, and $1,472 of capitalized software abandoned by the Company during the year. The asset impairment charge in fiscal 1997 consists of a provision for software impairment of $3,238 recorded as a result of plans to replace software platforms used by the Company.

(3)
Including restructuring and non-recurring charges in fiscal 2001 of $9,004 related to the closing of seven customer interaction centers and charges associated with the settlement of litigation and additional bad debt provision. Fiscal 2000 includes non-recurring charges of $8,689 related to one time costs in the area of people, technology and the move to the new headquarters in Deerfield, Illinois. Fiscal 1999 includes restructuring charges of $7,600 related to a program to close 24 Customer Interaction Centers and to reduce the supporting salaried workforce and $9,000 in fiscal 1998 related to a similar program to close Customer Interaction Centers, reconfigure certain administrative support facilities and reduce the salaried workforce.

(4)
In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. (representing substantially all of the assets of Paragren). Accordingly, Paragren is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. Fiscal 2000 includes a gain of $0.5 million, net of $0.3 million of income tax expense related to the sale of Paragren in January 2000. For fiscal year 1999, Paragren's net loss from discontinued operations of $5,500 was offset by the provision for anticipated losses established in fiscal 1998. In fiscal 1998, the reported loss from discontinued operations includes an estimated loss on disposal of $8,400, net of income tax benefit of $1,100. In fiscal 1997, the reported loss from discontinued operations includes a special charge of $19,800 to write-off in-process research and development acquired in connection with the purchase of Paragren in August 1997.

(5)
Cumulative effect of accounting change in 1997 reflects the adoption of EITF Bulletin No. 97-13 which requires that business process reengineering costs be expensed as incurred. Approximately $2,200 of previously capitalized and unamortized reengineering costs at November 20, 1997, have been expensed as the cumulative effect of the accounting change, net of income tax benefit of $1,349.

(6)
Represents the number of Customer Interaction Centers and workstations in service as of the end of each fiscal year.

(7)
Net revenue per workstation was based on the weighted average number of workstations in service for each of the fiscal years presented. Net revenue per workstation, exclusive of revenue earned from client-owned workstations managed for the Company's clients, was as follows: $43,583, 2001, $45,913, 2000; $39,350, 1999; $41,372, 1998; and $33,230, 1997. The Company's net revenue from the management of client-owned workstations is less than net revenue from the management of Company-owned workstations because the Company does not have the investment in facilities and technology required to provide the teleservices to client-owned facilities.

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

Description of Business

        APAC Customer Services, Inc. ("APAC Customer Services", "APAC" or the "Company") is a leading provider of customer interaction solutions and electronic solutions for market leaders in financial services, insurance, telecommunications, healthcare and logistics. To help its clients better manage relationships with their customers, APAC Customer Services develops and delivers end-to-end customer care, customer acquisition and Web-enabled programs. The Company operates and manages approximately 10,200 workstations in 48 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service. The Company delivers a full suite of electronic products and services, including e.PACSM, a multi-channel platform that supports a broad range of integrated, e-commerce-based customer interaction capabilities and solutions integration services. The Company has two primary service offerings: Customer Acquisition and Customer Care. In 2001, the Company reorganized its operating structure along client lines, combining operations into one unit and account management, marketing, sales and other client-facing functions across service offering lines. The Company is utilizing certain Customer Interaction Centers to provide both Customer Care and Customer Acquisition services. It is therefore impractical to separate the results by these service offerings as shown in prior years. Accordingly, the Company no longer presents operating results in reportable segments.

Significant Clients

        The nature of the industry is such that the Company is dependent on several large clients for a significant portion of its annual net revenue. The Company's ten largest clients collectively accounted for 65.6% of the Company's net revenue in fiscal 2001. The Company has one client, United Parcel Service

General Services, Inc. ("UPS") which accounted for 15.2% of the Company's consolidated net revenues and AEGON, a large insurance company which accounted for 10.1% of the Company's consolidated net revenues.

        The Company's contract with UPS is a facilities management contract. The cost characteristics and capital requirements of the Company's fully outsourced programs differ significantly from the cost characteristics and capital requirements of its facilities management programs. Under this facilities management program, the Customer Interaction Centers where the work is performed are owned by the client, but are staffed and managed by the Company. Accordingly, facilities management programs have higher costs of services as a percentage of net revenue and lower selling, general and administrative expenses as a percentage of net revenue compared to fully outsourced programs.

        The Company, whose contract with UPS expires September 30, 2002, is engaged in active negotiations with UPS seeking a new agreement. The Company presently provides services for UPS at three UPS owned facilities. UPS has indicated that it will be closing one of these facilities and that it will not be renewing the Company's services at a second facility. The Company is negotiating to provide a greater volume of services at its largest facility, which it believes should result in greater capacity utilization and therefore higher margins at that facility. However, the Company's sales and gross profits from its services to UPS are expected to decline as a result of these changes. There are no assurances at this time that the Company's negotiations with UPS will lead to a contract or as to the terms of such contract.

        In 2001 AEGON acquired the direct marketing business of JCPenney, to which the Company had provided Customer Care and Customer Acquisition services since 1994. Since AEGON acquired this business segment, AEGON has been decreasing its spending on these services, both overall and with respect to the Company relative to other providers. It is not anticipated that AEGON will constitute 10% of the Company's revenues in 2002.

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

Results of Operations

        The following table sets forth statement of operations data as a percent of net revenue from services performed by the Company for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000, (fiscal 2001, fiscal 2000 and fiscal 1999, respectively).

	2001	2000	1999
Net revenue:	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	83.1	77.4	81.1
Selling, general and administrative expenses	13.3	13.0	11.8
Restructuring and other nonrecurring charges	2.1	1.8	1.8
Asset impairment charges	2.0	—	—

Total operating expenses	100.5	92.2	94.7

Operating income (loss)	(0.5)	7.8	5.3
Interest expense, net	1.8	2.0	3.2

Income (loss) from continuing operations before income taxes	(2.3)	5.8	2.1
Provision (benefit) for income taxes	(1.1)	2.2	0.8

Income (loss) from continuing operations	(1.2)	3.6	1.3
Gain from discontinued operations, less income tax provision	—	0.1	—

Net income (loss)	(1.2)%	3.7%	1.3%

Fiscal 2001 Compared to Fiscal 2000

        Net revenue decreased $35.6 million, or 7.6%, to $428.8 million in fiscal 2001 from $464.4 million in fiscal 2000, primarily as a result of reduced market spending by certain telecommunications and financial services clients, which lowered the demand for customer acquisition services. Revenues for customer care services increased as a result of revenue growth principally from two significant new clients which more than offset the loss of certain clients programs.

        Cost of services decreased $3.5 million in fiscal 2001, or 1.0%, to $356.2 million from $359.7 million in fiscal 2000. This decrease was primarily the result of volume related reductions substantially offset by higher wage rates, increased training related to new clients and center consolidation, additional operating costs associated with certain clients and excess workstation capacity in the first half of fiscal 2001. Cost of services in 2000 includes the reversal of $1.4 million of accrued telephone charges recorded in the fourth quarter of 1998. Cost of services for 2001 decreased $4.9 million or 1.4% versus 2000 absent this reversal.

        Selling, general and administrative expenses excluding the impact of restructuring and other non-recurring charges and asset impairment charges, decreased $2.9 million, or 4.9%, to $57.0 million in fiscal 2001 from $59.9 million in fiscal 2000. This decrease was primarily due to the strategic cost savings initiatives implemented early in the second half of fiscal 2001. As a percent of net revenue, selling, general and administrative expenses were 13.3% in fiscal 2001 versus 13.0% in fiscal 2000. The percentage increase was due to a reduction in revenues disproportionately higher than the decrease in headcount and administrative expenses related to the general volume shortfall.

        The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001. These costs related to the closing of seven Customer Interaction Centers. This charge included $0.6 million for the write down of property and equipment, $4.1 million of severance costs related to 900 employees and $1.9 million of lease termination and other costs.

        Non-recurring charges of $2.4 million associated with the settlement of litigation and additional bad debt provisions were recorded in the first half of fiscal 2001. Non-recurring charges in the same period of 2000 were $8.7 million.

        The Company generated an operating loss of $2.0 million for fiscal 2001 compared to $36.1 million of operating income for fiscal 2000. Operating income excluding the impact of restructuring and other non-recurring charges and asset impairment charges for fiscal 2001 was $15.7 million versus $44.8 million in fiscal 2000. The decrease was primarily the result of reduced revenue, higher wages and training expenses related to new clients and excess capacity in the first half of fiscal 2001 as previously discussed.

        Net interest expense for fiscal 2001 decreased by $1.6 million compared to fiscal 2000. This decrease reflects the $30 million reduction in the term loan during fiscal 2001, and positive results from the Company's working capital management efforts partially offset by lower interest income associated with a reduction in rates and investment balances.

        The Company's effective income tax rate benefit is 49.0% for fiscal 2001, compared to a 37.6% effective income tax expense rate for fiscal 2000. The increase in the effective rate is primarily the result of net favorable benefits related to the finalization and filing of 2000 tax returns which increased the tax benefit for 2001.

Fiscal 2000 Compared to Fiscal 1999

        Net revenue increased to $464.4 million in fiscal 2000 from $427.6 million in fiscal 1999, an increase of $36.8 million. The increase was due primarily to growth in call volumes with new and existing clients, higher rates, new programs for existing clients, new clients and a more favorable business mix partially offset by the reduction in volumes from under performing and expired contracts.

        Cost of Services increased $12.7 million, or 3.7%, to $359.7 million from $347.0 million in fiscal 1999. This smaller increase in comparison to the 8.6% revenue growth was primarily due to operational improvements. Cost of services for fiscal 1999 include the reversal of $4.9 million in 1999 of accrued telephone charges that had been recorded in the fourth quarter of 1998. Cost of services in 2000 included $1.4 million of such credits in the third and fourth quarters. Gross profit margins improved to 22.5% in fiscal 2000 from 18.9% in the previous year on improved business mix, better capacity utilization, increased productivity, a reduction in fixed costs which resulted from the restructuring plans implemented in fiscal 1999 and, improved workforce management efforts.

        Selling, general and administrative expenses increased to $68.6 million in fiscal 2000 from $58.0 million in fiscal 1999, an increase of $10.6 million or 18.3%. Fiscal 1999 expenses included $7.6 million of restructuring expenses. Excluding these charges, selling, general and administrative expenses increased $18.2 million in fiscal 2000 or 36%. As a percent of net revenue, selling, general and administrative expenses including restructuring and nonrecurring charges increased to 14.8% in fiscal 2000 from 13.6% in fiscal 1999. This increase was primarily due to costs related to additional investments in the areas of people, adding marketing, sales and senior management personnel and $8.7 million of non-recurring costs related to the development of a new technology platform, e.PACSM, the development of new product service offerings and the new headquarters, operational facilities and associated personnel relocation in Deerfield, IL.

        During fiscal 1999, the Company recorded restructuring charges of $7.6 million associated with the closure of 24 Customer Interaction Centers and reductions in the salaried workforce. The facility closure charge included $5.4 million for the write-down of property and equipment. $0.9 million for employee severance costs and $1.3 million for lease termination costs.

        The Company generated operating income of $36.1 million for fiscal 2000 compared to $22.6 million in fiscal 1999. The increase was due to higher gross profit dollars in 2000 resulting from higher gross profit margins and the successful implementation of the restructuring plans initiated in fiscal 1999 to reduce excess capacity and improve operating performance partially offset by higher selling, general and administrative expenses as previously discussed.

        Net interest expense for fiscal 2000 decreased by $4.0 million compared to fiscal 1999. This decrease reflects the $27 million reduction of the term loan during fiscal 2000, and positive results from the Company's working capital management efforts that have contributed to increased cash balances and interest income from short-term investments.

        The Company's effective income tax rate was 37.6% in fiscal 2000, compared to 38.8% for fiscal 1999. The decrease in the effective rate was primarily the result of the utilization by the Company of $12.8 million of net operating loss carry-forwards that had previously been fully reserved, partially offset by the tax impact from the sale of Paragren.

Critical Accounting Policies and Estimates

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements: revenue recognition, accounting for long-lived assets, allowance for doubtful accounts, and employee benefit accounting. Any deviation from these policies or estimates could have a material impact on the financial statements of the Company.

Revenue recognition

        The Company recognizes customer services revenue as services are performed for its clients which is generally based upon hours incurred, in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition".

Accounting for long-lived assets

        The Company has approximately $86.4 million of long-lived assets as of December 30, 2001. These assets are comprised primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives, salvage values and impairment charges. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software would result in a writeoff of the net book value of these affected assets. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company's operations and estimated salvage values. During 2001, the Company recorded an asset impairment charge of $8.6 million related to the write-off of certain non-performing IT hardware and software costs under SFAS 121. The Company has adopted the Statement of Financial Accounting Standards Number 142, Goodwill and Other Intangible Assets in January 2002. See discussion on page 18 regarding the effect of this adoption.

Allowance for doubtful accounts

        The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and a general valuation for all other receivables based on their age and collection history.

Accounting for employee benefits

        The Company records an accrued liability for group health and workers compensation based on an estimate of claims incurred but not reported as well as asserted claims at the end of the year. This estimate is derived from analysis performed by actuaries hired by the Company who have expertise in this area. However, although these estimates are generally reliable, changes in the employee mix and unforeseen events could result in an adjustment to the financial statements of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard Number 133, Accounting for Derivative and Hedging Activities

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives' change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition and current year adjustment aggregating $1.4 million (net of tax of $0.7 million) in Accumulated Other Comprehensive Income for fiscal 2001 related to the unrealized loss on interest rate swaps.

Statements of Financial Accounting Standards Number 141, Business Combination and 142, Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests. The Company has adopted these standards for fiscal 2002. The elimination of goodwill amortization in fiscal 2002 as required by SFAS 142 will increase earnings per diluted share by approximately two cents.

Liquidity and Capital Resources

        The following table sets forth consolidated statements of cash flow data for the Company for years ended December 30, 2001 December 31, 2000, and January 2, 2000, respectively.

	2001	2000	1999
Net cash provided by operating activities	$19.0	$41.4	$47.3
Net cash provided (used) by investing activities	(6.2)	1.7	(7.8)
Net cash used by financing activities	(32.8)	(20.8)	(24.2)

Net increase (decrease) in cash	$(20.0)	$22.3	$15.3

        Cash provided by operating activities during fiscal 2001 decreased $22.4 million from fiscal 2000 primarily as a result of weaker operating results relating to a decline in revenue and lower margins. Net cash used by investing activities in fiscal 2001 was $6.2 million versus $1.7 million provided in fiscal 2000. This change is primarily due to the fact that capital expenditures of $15.2 million in fiscal 2000 were more than offset by $17.0 million of proceeds from the sale of Paragren. The Company also received $2.8 million from the sale of Paragren in fiscal 2001, which were offset by capital expenditures of $9.0 million.

        Capital expenditures in fiscal 2001 related primarily to the build-out and furnishing of a customer interaction center in Tucson, Arizona for a new client and for information technology. Expenditures for fiscal 2000 related primarily to information technology. These capital expenditures were funded with cash provided by operations. In March, 2000 the company sold an aggregate of 695,652 common shares held in treasury to a member of the Board of Directors, for $5.0 million in cash, or $7.185 per share.

        At December 31, 2000, the Company had a term loan of $103.0 million and a $50.0 million Revolving Credit Facility ("Revolving Facility") available for general working capital purposes and capital expenditures. In May, 2001 the Company completed an amendment to the amended and restated Credit Facility which revised several covenants. In conjunction with the amendment, the Company paid an additional $10 million of the balance outstanding on the Term Loan and the Total Facility was reduced to $119.0 million consisting of an $89.0 million Term Loan and a $30 million Revolving Facility. As of December 30, 2001 and the date of this filing there were no borrowings outstanding under the Revolving Facility but approximately $5.5 million was utilized through the issuance of standby letters of credit primarily to support self insurance reserves. The Company made $30 million of repayments on its Term Loan during fiscal 2001 including the additional $10 million payment made June 1, 2001, resulting in a balance outstanding at December 30, 2001 of $73.0 million.

        Subsequent to December 30, 2001 the Company completed another amendment to the amended and restated Credit Facility which further revised several covenants and required an additional $5 million repayment of principal on the Term Loan. This additional payment has been included in current maturities of long term debt in the balance sheet of December 30, 2001 and was paid on February 1, 2002. A total of $31 million in principal payments are expected to be made in fiscal 2002.

        The Company's amended and restated Credit Facility expires in June, 2003. It is the Company's intent to refinance the debt related to this agreement and negotiate a new revolving credit facility prior to the expiration date. At the time of refinancing, the Company will have to writeoff the remaining unamortized balance of finance costs and unwind the Swap Agreement associated with the term loan which, depending on the timing, could have a material impact. Terms of the refinancing could result in higher interest rates and tighter debt covenant restrictions due to market conditions and/or fluctuations in the Company's financial condition.

        In addition to debt the Company has other contractual obligations. The following table set forth these obligations by maturity and type of obligation.

	Payment due by period
	2002	2003/ 2004	2005/ 2006	After 2006	Total
CONTRACTED OBLIGATIONS
Term Loan	$31,000	$42,000	$—	$—	$73,000
Capital lease obligations	145	12	—	—	157
Operating leases	11,574	17,463	12,320	8,821	50,178
Other debt	355	436	319	201	1,311

	$43,074	$59,911	$12,639	$9,022	$124,646

        The Company expects that its cash balances, cash flow from future operations and available borrowings under the Revolving Facility will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations during fiscal year 2002. However a significant change in operating cash flow could have a material impact on the company's ability to meet its cash requirement needs and comply with the covenants of its credit facility.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-K may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to timing of clients' initiation and termination of large programs; changes in competitive conditions affecting the Company's industry; the ability of the

Company's clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company's automated system and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer interaction solutions and in-house customer interaction operations.

        In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Report on Form 10-K are also subject to the following risks and uncertainties:

Reliance on Major Clients

        Because a substantial portion of the Company's revenue is generated from relatively few clients, the loss of a significant client or clients could have a materially adverse effect on the Company. The Company had clients which individually accounted for more than 10% of the Company's net revenue for fiscal years 2001, 2000, and 1999. The Company's ten largest clients collectively accounted for 65.6% of the Company's net revenue in fiscal 2001. The Company's largest client in fiscal 2001 was UPS, which accounted for 15.2% of the Company's net revenue in fiscal 2001. The Company's second largest client in fiscal 2001 was AEGON, which accounted for 10.1% of the Company's net revenue during that period. No other clients exceeded 10% of the Company's net revenue in fiscal 2001. In fiscal 2000, two clients accounted for 15.3% and 9.1% of the Company's net revenue and in fiscal 1999, two clients accounted for 14.5% and 10.1% of the Company's net revenue, respectively. Many of the Company's clients are concentrated in the business and consumer products, parcel delivery, financial services, insurance, retail, health care and pharmaceuticals, and telecommunications industries. A significant downturn in any of these industries or a trend in any of these industries not to use, or to reduce their use of, telephone-based sales, marketing or customer management solutions could have a materially adverse effect on the Company's business. The Company generally operates under contracts, which may be terminated on short notice, most of which do not have minimum volume requirements. Additionally, the Company's contracts do not typically ensure that it will generate a minimum level of revenues or generate a minimum level of volume, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program.

        The Company, whose contract with UPS expires September 30, 2002, is engaged in active negotiations with UPS seeking a new agreement. The Company presently provides services for UPS at three UPS owned facilities. UPS has indicated that it will be closing one of these facilities and that it will not be renewing the Company's services at a second facility. The Company is negotiating to provide a greater volume of services at its largest facility, which it believes should result in greater capacity utilization and therefore higher margins at that facility. However, the Company's sales and gross profits from its services to UPS are expected to decline as a result of these changes. There are no assurances at this time that the Company's negotiations with UPS will lead to a contract or as to the terms of such contract.

        In 2001 AEGON acquired the direct marketing business of JCPenney, to which the Company had provided customer care and customer acquisition services since 1994. Since AEGON acquired this business segment, AEGON has been decreasing its spending on these services, both overall and with respect to the Company relative to other providers. It is not anticipated that AEGON will constitute 10% of the Company's revenues in 2002.

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

Competitive and Fragmented Industry; International Capacity; Potential Future Competing Technologies and Trends

        The industry in which the Company competes is extremely competitive and highly fragmented. The Company's competitors range in size from very small firms offering special applications or short-term projects to large independent firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's. A number of the Company's competitors have announced the opening of customer interaction centers in Canada, the Caribbean, India, the Philippines or other offshore locations in order to provide services to North American clients at reduced cost. It is uncertain whether these offshore capabilities will be as effective on a large scale basis as the same competitors' United States facilities. Nonetheless, the potential movement of business offshore at reduced prices may result in pressure on the Company's gross profit margin or a loss of business to such competitors. Some of the Company's services also compete with direct mail, television, radio and other advertising media, including the Internet. There can be no assurance that, as the Company's industry continues to evolve, additional competitors with greater resources than the Company will not enter the industry (or particular segments of the industry) or that the Company's clients will not choose to conduct more of their telephone-based sales, marketing or customer service activities internally.

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

Government Regulation

        Both the FCC and FTC have enacted rules that govern the methods and processes of making and completing telephone solicitations and sales. Furthermore, states are increasingly passing legislation aimed at controlling telemarketing activities affecting persons residing therein. The Company believes that its operating procedures comply in all material respects with the current telephone solicitation and sales rules of the FCC, FTC and applicable state agencies. There can be no assurance, however, that the Company would not be subject to agency or state proceedings alleging violation of such rules.

        In 2002 the FTC initiated administrative rulemaking proceedings to modify the current Telemarketing Sales Rule. The proposed modifications include the creation of a national "Do Not Call" registry and restrictions on the transfer of consumer billing information. Along similar lines, state governments continue to propose legislation that regulates the telemarketing industry, including laws creating statewide "Do Not Call" registries, law restricting the methods and timing of telemarketing calls, and laws effectively prohibiting the use of automated telephone-dialing devices. Many of the proposed laws and regulations are in the early stages of consideration and so the Company cannot determine the impact these proposed laws and regulations may have on the Company's business. Future laws and regulations may require the Company to modify its operations or service offerings in order to effectively meet its clients' service requirements. There can be no assurance that additional Federal or state legislation or regulations, or changes in regulatory implementation, would not limit the activities of the Company or significantly increase the cost of regulatory compliance.

        Several of the industries in which the Company's clients operate are subject to varying degrees of government regulation, particularly in the telecommunications, insurance and financial services industries. The Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations. There is increasing Federal and state interest in privacy protection, some aspects of which could impose additional regulatory pressure on the business of the Company's clients and, less directly, on the Company's business.

        Sales of certain client products and services may also be subject to Federal and state regulation, thus requiring the Company to comply with the regulations. For example, the Company's telephone representatives who sell insurance products are required to be licensed by various state insurance commissions. Changes in the licensing regulations or their implementation could materially increase the Company's operating costs.

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

Volatility of Stock Price

        The market price of the Company's Common Shares has fluctuated over a wide range during the past several years and may continue to do so in the future. See "Market for Registrant's Common Equity and Related Share Owner Matters." The market price of the Common Shares could be subject to significant fluctuations in response to various factors or events, including among other things, the depth and liquidity of the trading market of the Common Shares, quarterly variations in actual liquidity of the trading market of the Common Shares, quarterly variations in actual and anticipated operating results, growth rates, changes in estimates by analysts, loss of analyst coverage, market conditions in the industry in which the Company competes, announcements by competitors, the loss of a significant client or a significant change in the Company's relationship with a significant client, regulatory actions, litigation, including class action litigation, and general economic conditions.

Control by Principal Share Owner

        Mr. Schwartz, the Company's Chairman, beneficially owns approximately 39.8% of the outstanding Common Shares. In addition, two trusts, established by Mr. Schwartz, each beneficially owns approximately 5.3% of the outstanding Common Shares. As a result, Mr. Schwartz is able to exercise significant control over the outcome of substantially all matters requiring action by the Company's share owners. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The Company is exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. The Company enters into derivatives in order to minimize these risks, but not for trading purposes and has entered into interest rate agreements which effectively fix or limit the rates on all of its term loan obligations. As a result, the interest rate on approximately 70% of debt obligations as of December 30, 2001 is fixed and rates on the balance of the obligations are capped.

        The Company prepared a sensitivity analysis of its derivatives assuming a one percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense due to the fact that most all debt is at fixed rate. The effect of the interest change on the fair market value of the outstanding debt is insignificant and the sensitivity analysis assumes no changes in the Company's financial structure.

Item 8. Financial Statements and Supplementary Data

        The following financial information is included in this Report:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Shareholders of
APAC Customer Services, Inc.:

        We have audited the accompanying consolidated balance sheets of APAC CUSTOMER SERVICES, INC. and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, share owners' equity and cash flows for the years ended December 30, 2001, December 31, 2000 and January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APAC Customer Services, Inc. and Subsidiaries as of December 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 30, 2002

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	For the Fiscal Years Ended
	December 30, 2001	December 31, 2000	January 2, 2000
Net Revenue	$428,844	$464,355	$427,645
Operating Expenses:
Cost of services	356,221	359,669	347,005
Selling, general and administrative expenses	56,967	59,921	50,445
Restructuring and other non recurring charges	9,004	8,689	7,600
Asset impairment charges	8,608	—	—

Total operating expenses	430,800	428,279	405,050

Operating income (loss)	(1,956)	36,076	22,595
Interest Expense	7,778	9,350	13,365

Income (loss) from continuing operations before income taxes	(9,734)	26,726	9,230
Provision (Benefit) for Income Taxes	(4,770)	10,056	3,580

Income (loss) from continuing operations	(4,964)	16,670	5,650
Discontinued Operations:
Gain on disposal of Paragren Technologies, Inc., net of income tax provision of $321.	—	511	—

Total discontinued operations	—	511	—

Net Income (Loss)	$(4,964)	$17,181	$5,650

Net Income (Loss) Per Share:
Basic:
Income (loss) from continuing operations	$(0.10)	$0.35	$0.12
Gain from discontinued operations	—	0.01	—

Net income (loss)	$(0.10)	$0.36	$0.12

Diluted:
Income loss from continuing operations	$(0.10)	$0.33	$0.12
Gain from discontinued operations	—	0.01	—

Net income (loss)	$(0.10)	$0.34	$0.12

Weighted Average Shares Outstanding:
Basic	48,780	48,286	47,341
Diluted	48,780	50,952	47,822

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 30, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$21,213	$41,192
Accounts receivable, less allowances of $3,956 and $3,089, respectively	64,496	65,346
Other current assets	11,627	13,333

Total current assets	97,336	119,871
Property and equipment, net	36,404	54,480
Goodwill and other intangible assets, net	43,605	47,757
Deferred taxes	4,336	2,789
Other assets	2,029	6,898

	$183,710	$231,795

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$31,500	$20,508
Accounts payable	4,625	8,210
Accrued liabilities	33,418	40,093

Total current liabilities	69,543	68,811

Long-term debt, less current maturities	42,968	84,483
Other liabilities	3,202	4,690
Commitments and contingencies
Shareholders' equity
Common shares, $0.01 par value; 200,000,000 shares authorized issued: 49,541,866 shares in 2001 and 49,520,906 shares in 2000	495	495
Additional paid-in capital	100,229	100,344
Accumulated deficit	(28,946)	(23,982)
Accumulated other comprehensive income	(1,393)	—
Treasury shares; 679,901 and 866,704 shares, respectively, at cost	(2,388)	(3,046)

Total shareholders' equity	67,997	73,811

	$183,710	$231,795

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in Thousands)

	Common Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Treasury Shares	Share Holders' Equity
Balance, January 3, 1999	48,893,873	$489	$93,799	$(46,813)	$—	$(5,651)	$41,824
Net income	—	—	—	5,650		—	5,650
Exercise of employee stock options, including related income tax benefits	93,418	1	546	—		—	547
Issuance of Common Shares through employee stock purchase plan	92,326	1	266	—		—	267
Stock option and warrant transactions	—	—	334	—		—	334

Balance, January 2, 2000	49,079,617	491	94,945	(41,163)	—	(5,651)	48,622
Net income	—	—	—	17,181		—	17,181
Exercise of employee stock options, including related income tax benefits	370,974	3	2,485	—		—	2,488
Issuance of Common Shares through employee stock purchase plan	70,315	1	362	—		—	363
Sale of 742,296 treasury shares	—	—	2,395	—		2,605	5,000
Stock option and warrant transactions	—	—	157	—		—	157

Balance, December 31, 2000	49,520,906	495	100,344	(23,982)	—	(3,046)	73,811
Net loss	—	—	—	(4,964)	—	—	(4,964)
Exercise of employee stock options, including related income tax benefits	20,960	—	63	—	—	94	157
Issuance of Treasury Shares through employee stock purchase plan	—	—	(228)	—	—	564	336
Stock option and warrant transactions	—	—	50	—	—		50
Other Comprehensive income:
Unrealized loss on derivatives	—	—	—	—	(1,393)	—	(1,393)

Balance, December 30, 2001	49,541,866	$495	$100,229	$(28,946)	$(1,393)	$(2,388)	$67,997

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Fiscal Years Ended
	December 30, 2001	December 31, 2000	January 2, 2000
Operating Activities:
Net income (loss)	$(4,964)	$17,181	$5,650
Depreciation and amortization	25,096	31,177	34,420
Deferred income taxes	(1,647)	(4,761)	5,932
Non— cash restructuring charges	2,639	—	—
Tax effect of stock option exercises	641	—	—
Asset impairment charges	8,608	—	—
Changes in operating assets and liabilities, net of effects of acquisition and restructuring charges:
Receivables	250	6,685	3,346
Recoverable income taxes	(1,630)	—	—
Other current assets	680	(2,393)	1,289
Accounts payable	(3,585)	622	1,883
Accrued expenses	(8,444)	12	(2,121)
Discontinued operations	—	(8,330)	(2,932)
Increase in other assets	1,791	1,208	(105)

Net cash provided by operating activities	19,435	41,401	47,362
Investing Activities:
Proceeds from sale of Paragren Technologies, Inc	2,756	17,000
Purchase of property and equipment, net of disposals	(8,971)	(15,236)	(7,789)

Net cash provided (used) by investing activities	(6,215)	1,764	(7,789)
Financing Activities:
Payments on long-term debt	(30,523)	(27,804)	(15,754)
Decrease in customer deposits and other liabilities	(3,222)	(1,052)	(9,634)
Stock option and warrant transactions including related income tax benefits	546	3,007	1,148
Sale of treasury shares	—	5,000	—

Net cash used by financing activities	(33,199)	(20,849)	(24,240)

Net Increase (Decrease) In Cash And Cash Equivalents	(19,979)	22,316	15,333
Cash And Cash Equivalents:
Beginning of year	41,192	18,876	3,543

End of year	$21,213	$41,192	$18,876

Supplemental Disclosures:
Cash flow information:
Cash payments for interest (net of amounts capitalized)	$8,615	$11,104	$12,797
Cash payments for income taxes	$1,980	$7,325	$106

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

1. Summary of Significant Accounting Policies and Estimates

Description of Business

        APAC Customer Services, Inc. ("APAC Customer Services", "APAC" or the "Company") is a leading provider of customer interaction solutions and electronic solutions for market leaders in financial services, insurance, telecommunications, healthcare and logistics. To help its clients better manage relationships with their customers, APAC Customer Services develops and delivers end-to-end customer care, customer acquisition and Web-enabled programs. The Company operates and manages approximately 10,200 workstations in 48 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service. The Company delivers a full suite of electronic products and services, including e.PACSM, a multi-channel platform that supports a broad range of integrated, e-commerce-based customer interaction capabilities and solutions integration services. The Company has two primary service offerings: Customer Acquisition and Customer Care. In 2001, the Company reorganized its operating structure along client lines, combining operations into one unit and account management, marketing, sales and other client-facing functions across service offering lines. The Company is utilizing certain Customer Interaction Centers to provide both Customer Care and Customer Acquisition services. It is therefore impractical to separate the results by these service offerings as shown in prior years. Accordingly, the Company no longer presents operating results in reportable segments.

Significant Clients

        The Company's significant relationships include United Parcel Service General Services, Inc. ("UPS") which accounted for 15.2% and 15.3%, respectively of the Company's consolidated net revenue in fiscal 2001 and 2000. In addition 10.1 and 9.1% of the Company's consolidated net revenues in 2001 and 2002 respectively were provided by AEGON, a large insurance company.

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

Critical Accounting Policies and Estimates

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements: revenue recognition, accounting for long-lived assets, allowance for doubtful accounts, and employee benefit accounting. Any deviation from these policies or estimates could have a material impact on the financial statements of the Company.

Accounting for long-lived assets

        The Company has approximately $86.4 million of long-lived assets as of December 30, 2001. These assets are comprised primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives, salvage values and impairment charges. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software would result in a writeoff of the net book value of these affected assets. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those APAC assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company's operations and estimated salvage values. During 2001, the Company recorded an asset impairment charge of $8.6 million related to the write-off of certain non-performing IT hardware and software costs under SFAS 121. The Company has adopted the "Statement of Financial Accounting Standards Number 142, Goodwill and Other Intangible Assets" in January 2002. See discussion on page 36 regarding the effect of this adoption.

Allowance for doubtful accounts

        The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and a general valuation for all other receivables based on their age and collection history.

Accounting for employee benefits

        The Company records an accrued liability for group health and workers compensation based on an estimate of claims incurred but not reported as well as asserted claims at the end of the year. This estimate is derived from analysis performed by actuaries hired by the Company who have expertise in this area. However, although these estimates are generally reliable, changes in the employee mix and unforeseen events could result in an adjustment to the financial statements of the Company.

Revenue recognition

        The Company recognizes customer services revenue as services are performed for its clients which is generally based upon hours incurred, in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition".

Fiscal Year

        The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31. Fiscal years for the consolidated financial statements included herein, ended on December 30, 2001, December 31, 2000, and January 2, 2000, are all in 52 weeks.

Cash Equivalents

        Cash equivalents consist of highly liquid, short-term investments readily converted to cash.

Trade Receivables

        Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of its clients. The Company generally does not require collateral or other security to support clients' receivables. The Company conducts periodic reviews of its clients' financial conditions and vendor payment practices to minimize collection risks on trade receivables.

Long-Lived Assets

        Property and Equipment.    Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for building and leasehold improvements, 3 to 7 years for telecommunications equipment, and 3 to 7 years for workstations and office equipment. Total depreciation expense for property and equipment for fiscal years 2001, 2000 and 1999 was $17,801, $23,231 and $25,770 respectively.

        Capitalized Software.    The Company capitalizes certain costs related to the purchase and installation of computer software for internal use. Amortization is provided on a straight-line basis over estimated useful lives ranging up to 5 years. Amortization of capitalized software costs for fiscal years 2001, 2000 and 1999 was $3,143, $3,408 and $3,721 respectively.

        Intangible Assets.    Goodwill and other intangible assets have been amortized on a straight-line basis over the expected period of benefit ranging from 4 to 21 years. Total amortization of goodwill and other intangible assets for fiscal years 2001, 2000 and 1999 was $4,152, $4,185 and $4,494, respectively. Subsequent to fiscal 2001 the Company will no longer amortize goodwill as discussed in footnote 2.

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

Interest Rate Agreements

        The Company uses interest rate swaps and caps to effectively hedge interest rate exposures. Amounts due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The premiums paid to purchase interest rate caps, as well as any gains and losses on terminated interest rate swap and cap agreements, are amortized to interest expense over the life of the debt to which they are matched. (See Note 2 regarding the adoption of SFAS 133).

Comprehensive Income

        Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which established standards for reporting of comprehensive income, was adopted by the Company in January 1998. As of January 2, 2000 and January 3, 1999, the Company had no transactions separately identified as components of "other comprehensive income" under SFAS No. 130. Comprehensive income for fiscal 2001, 2000 and 1999 is as follows:

	2001	2000	1999
Net income (loss)	$(4,964)	$17,181	$5,650
Other comprehensive income(1)	(1,393)	—	—

Total	$(6,357)	$17,181	$5,650

(1)
Other comprehensive income for fiscal 2001 related to the Company's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" as discussed in Note 2.

2. New Accounting Pronouncements

Statement of Financial Accounting Standard Number 133, Accounting for Derivative and Hedging Activities:

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives' change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition and current year adjustment aggregating $1.4 million (net of tax of $0.7 million) in Accumulated Other Comprehensive Income for fiscal 2001 related to the unrealized loss on interest rate swaps.

Statements of Financial Accounting Standards Number 141, Business Combination and 142, Goodwill and Other Intangible Assets:

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests. The Company has adopted these standards for fiscal 2002. The elimination of goodwill amortization in fiscal 2002 as required by SFAS 142 will increase earnings per diluted share by approximately two cents.

3. Supplemental Balance Sheet Data

Consolidated Balance Sheet	December 30, 2001	December 31, 2000
Deferred tax assets	$4,960	$4,860
Refundable Federal income taxes	1,630	—
Prepaid expenses	4,954	4,901
Non-trade receivables	83	3,572

Other current assets	$11,627	$13,333

Building and leasehold improvements	$31,630	$32,554
Telecommunications equipment	62,269	74,928
Workstations and office equipment	17,484	16,228
Capitalized software	15,539	15,778
Construction in progress	2,154	3,232
Accumulated depreciation and amortization	(92,672)	(88,240)

Property and equipment, net	$36,404	$54,480

Goodwill	$28,317	$28,317
Assembled workforce	3,600	3,600
Customer relationships	28,493	28,493
Accumulated amortization	(16,805)	(12,653)

Goodwill and other intangibles, net	$43,605	$47,757

Payroll and related items	$23,023	$23,128
Restructuring charges	1,500	94
Accrued relocation and severance	847	4,321
Accrued professional fees	1,342	1,146
Income taxes payable	—	3,174
Telecommunications expenses	604	1,145
Other accrued liabilities	6,102	7,085

Accrued liabilities	$33,418	$40,093

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

        In connection with the acquisition, the Company provided a total of $21.2 million in estimated costs to close facilities, terminate unfavorable contracts, write-off uncollectible trade receivables and reduce the workforce by 135 employees. The amounts provided included $6.5 million for facilities, $9.7 million for contracts, $2.4 million for trade receivables and $2.6 million for employee severance. Of this reserve, $13.4 million has been utilized or paid through December 31, 2000 and $6.7 million has been taken as a reduction of goodwill. The remaining balance of acquisition related reserves was $1.1 million and $1.6 million as of December 30, 2001, and December 31, 2000, respectively. To the extent that unused facilities covered by long-term leases were subleased and unfavorable contracts were renegotiated, a reduction in the acquisition-related reserves and goodwill recorded as of the end of fiscal year 1998 was required during fiscal year 1999, as discussed below. The remaining reserve is being utilized for the reduction of lease obligations over the term of such leases.

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

5. Discontinued Operations

        On August 19, 1997, the Company acquired all of the common and preferred stock of Paragren Technologies, Inc. ("Paragren"), a specialist in software-based marketing products. The acquisition was accounted for as a purchase. The purchase price of approximately $32.9 million was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values as determined by an independent appraisal. The allocation of values to intangible assets consisted of $1.5 million to assembled workforce and non-compete covenants, $19.8 million to in-process research and development, and $12.0 million to goodwill.

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

        The operations and anticipated disposal of Paragren did not affect the Company's results of operations in 1999 as the loss provision established in fiscal 1998 was sufficient to absorb these losses. The proceeds from the sale of Paragren exceeded the amount estimated in 1998, and, accordingly, asset values were increased by $3.6 million. However, actual losses from operations for Paragren in fiscal 1999 were $3.6 million greater than the amount estimated in 1998 and offset the increase in the estimated proceeds. As a result, there was no income statement impact to the Company in 1999. Due to the sale of Paragren in January 2000, there were no operating results for fiscal 2000.

        Summary operating results for Paragren for fiscal year 1999 are as follows (in thousands):

1999
Net revenue	$7,465
Operating expenses:
Cost of services	5,190
Selling, general and administrative expenses	10,603

Total operating expenses	15,793

Loss from operations	(8,328)
Interest income, net	(286)

Loss before income taxes	(8,614)
Income taxes benefit	(3,139)

Net loss	$(5,475)

6. Restructuring and Other Nonrecurring Charges/Asset Impairment Charges

        During the second quarter of fiscal 2001, the Company conducted a review of its capacity, overhead and operating performance with the goal of improving its operations and profitability. In connection with this effort, the Company closed seven Customer Interaction Centers, eliminated certain administrative and support positions, implemented specific plans to improve operational performance and wrote off certain non-performing assets. Restructuring charges of $6.6 million related to this review were recorded in the second quarter and included $0.6 million for the write down of property and equipment, $4.1 million of severance costs related to 900 employees and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of approximately $4.3 million have been paid through December 30, 2001, the remainder of $1.7 million, primarily related to severance costs, is payable in 2002 and thereafter.

        Nonrecurring charges of $2.4 million associated with the settlement of litigation and additional bad debt provisions were also recorded in the first half of 2001.

        Asset impairment charges of $8.6 million recorded in the second quarter of fiscal 2001 were related to the write off of certain non-performing IT hardware and software costs.

        Nonrecurring charges for fiscal 2000 totaling $8.7 million were related to the development of a new technology platform, e.PACSM, the development of new product service offerings and the new headquarters, operational facilities and associated personnel relocation in Deerfield, IL.

        Fiscal year 1999 results include three separate restructuring charges totaling $7.6 million related to a program to close a total of 24 Customer Interaction Centers and to reduce the supporting salaried workforce. A charge of $2.0 million was recorded in the first quarter, including $1.4 million for the write-down of property and equipment and $0.6 million for employee severance costs. An additional charge of $4.0 million was recorded in the second quarter, including $2.7 million for the write-down of property and equipment, $0.3 million for employee severance costs and $1.0 million for lease termination costs. The final charge of $1.6 million was recorded in the third quarter, including $1.3 million for the write-down of property and equipment and $0.3 for lease termination costs. All restructuring charges were fully utilized by the end of fiscal 2000 except for a balance of $0.5 million, related to one center that was not closed. This amount was credited to cost of services in fiscal 2000.

7. Income Taxes

        The provision (benefit) for income taxes for continuing operations for fiscal years 2001, 2000 and 1999 consisted of the following:

	2001	2000	1999
Current provision (benefit)	$(3,123)	$14,817	$(2,352)
Deferred provision (benefit)	(1,647)	(4,761)	5,932

Total provision (benefit) for income taxes	$(4,770)	$10,056	$3,580

        A reconciliation of the statutory Federal income tax expense (benefit) to the actual effective income tax expense (benefit) for continuing operations for fiscal years 2001, 2000 and 1999 is as follows:

	2001	2000	1999
Statutory tax expense (benefit)	$(3,407)	$9,354	$3,231
State taxes, net of Federal benefit and state credits	(341)	962	332
Non-deductible goodwill(1)	178	5,051	434
Utilization of net operating losses previously benefited(2)	—	(4,490)	—
Adjustment for fiscal 2000 tax return(3)	(1,703)	—	—
Work Opportunity Tax credit	(779)	(1,203)	(535)
Other(4)	1,282	382	118

Actual tax expense (benefit)	$(4,770)	$10,056	$3,580

(1)
Primarily relates to the disposal of non-tax deductible goodwill in connection with the sale of Paragren in fiscal 2000.

(2)
Represents the Company's ability to utilize all net operating losses in fiscal 2000 including those previously benefited but fully reserved.

(3)
Represents the net favorable adjustments related to the finalization and filing of the fiscal 2000 income tax return in fiscal 2001.

(4)
Represents the effect of permanent differences utilized in the calculation of taxable income for 2001.

        The significant components of deferred income tax assets and liabilities for continuing operations are as follows:

	December 30, 2001	December 31, 2000
Deferred tax assets:
Vacation accrual	$1,316	$940
Self-insurance related costs	2,432	1,669
Acquisition-related costs	350	683
Restructuring charge	894	—
Revenue recognition	—	1,155
Allowance for doubtful accounts	1,523	1,234
Excess depreciation	2,582	—
Other	361	2,551

Total deferred tax assets	9,458	8,232

Deferred tax liabilities:
Excess depreciation	—	350
Change in accounting methods	—	146
Other	162	87

Total deferred tax liabilities	162	583

Net deferred tax assets	$9,296	$7,649

        At January 2, 2000, the Company had a net operating loss carryforward for tax purposes of $4.9 million from operations in fiscal 1999 and $12.8 million acquired in connection with the purchase of ITI. For financial reporting purposes, a valuation allowance in the amount of approximately $4.5 million was recorded in 1998 as an offset to the deferred tax assets of ITI that could only be realized to the extent that the Company generates sufficient future book and taxable income. In fiscal 2000 the Company generated taxable income sufficient to utilize all $17.7 million of these net operating loss carryforwards including the $12.8 million of such carryforwards fully reserved in previous years.

8. Long-Term Debt

        Long-term debt consisted of the following:

	December 30, 2001	December 31, 2000
Term Loan, average fixed interest rate of 8.7% and 9.3% respectively, final payment due June 2003.	$73,000	$103,000
Industrial Revenue Bonds, payable monthly at 7%, final payment due June 2008	922	1,036
County Development Note, payable monthly at 4%, final payment due January 2004	323	471
Promissory Note, payable monthly at 9%, final payment due September 2002	66	155
Capital leases, payable monthly at 7.8% average rate, final payment due January 2003	157	329

Total long-term debt	74,468	104,991
Less-current maturities	31,500	20,508

Long-term debt, net	$42,968	$84,483

        As of December 30, 2001, the carrying value of future debt obligations reasonably approximates their fair value, and the principal payments of long-term debt are due as follows:

2003	$42,293
2004	155
2005	154
2006	165
Thereafter	201

Total payments	$42,968

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

        On September 8, 1998, the Credit Facility was amended and restated, reducing the available borrowings to $225 million consisting of a $150 million Term Loan and a $75 million Revolving Facility. Subsequently, there have been six amendments to the September 8, 1998 amended and restated Credit Facility. Most recently, the Sixth Amendment was adopted on January 10, 2002.

        Under the terms of the Credit Facility as amended and in effect at the end of fiscal 2001, the total facility is $103 million, consisting of a $73 million Term Loan and a $30 million Revolving Facility. The Company is required to make quarterly principal payments on the Term Loan, ranging from $6 million to $7 million per quarter, with a specified final payment of $35 million due June 1, 2003. At December 30,

2001, the Company had $73 million outstanding under the Term Loan and zero outstanding on the Revolving Facility. As of December 30, 2001, the Company had $5.5 million of outstanding standby letters of credit under the revolving facility primarily to support self insurance reserves.

        In conjunction with the Sixth Amendment to the Credit Facility, the Company was required to make an additional $5 million repayment of principal which was made on February 1, 2002. This amount has been included in current maturities of long term debt of December 30, 2001.

        Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants which limit the Company's ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, and to make certain restricted payments. As a result, the Company is not allowed to pay dividends on its Common Shares. The Company is currently in compliance with all covenants and restrictions imposed by the terms of the Credit Facility as of December 30, 2001.

        Borrowings under the Credit Facility incur a floating interest rate usually based on the LIBOR index rate, although the Company has the option of using an alternate base rate defined in the agreement. In addition, the Company pays a commitment fee on the unused portion of the Revolving Facility as well as an annual fee on the outstanding letters of credit.

        In connection with securing the Credit Facility in 1998, the Company paid fees and expenses of $2.7 million. The debt issuance costs are recorded as deferred charges and are being amortized over the term of the Credit Facility of five years. The amortization of deferred debt costs for fiscal years 2001, 2000 and 1999 was $0.5 million, $0.4 million and $0.4 million, respectively.

Interest Rate Agreements

        The Company has entered into various interest rate agreements with one of the parties to the Credit Facility. On May 20, 1998, the Company entered into an interest rate swap agreement ("Swap") and an interest rate cap agreement ("Cap") to hedge a portion of the interest rate risk associated with its floating rate debt. Under the terms of the Swap, through June 1, 2003, the Company pays a fixed interest rate of 6.0% and receives a floating rate payment based on the 30-day LIBOR rate. The Swap had an initial notional amount of $100 million and amortizes, pro rata, with principal payments on the Term Loan. Under the terms of the Cap, through June 1, 2003, the Company will make payments based on .63% of the outstanding notional amount of the Term Loan, and the Company will receive payments any time the 30-day LIBOR rate exceeds 6.0%. The Cap had an initial notional amount of $50 million and amortizes, pro rata, with principal payments on the Term Loan. At December 30, 2001, the fair market values of the Swap and Cap were $(2,069) and $8, respectively. The Company has recorded a transition and current year adjustment aggregating $1.4 million (net of tax of $0.7 million) in Accumulated Other Comprehensive Income for fiscal 2001 related to the Swap Agreement.

9. Commitments and Contingencies

Lease Commitments

        The Company leases its Customer Interaction Centers, administrative offices and certain equipment. Rent expense for the fiscal years 2001, 2000, and 1999 was $10,829, $9,370 and $7,548 respectively.

        Minimum future rental payments at December 30, 2001 are as follows (in thousands):

Operating Leases
2002	$11,574
2003	8,973
2004	8,490
2005	6,183
2006	6,137
Thereafter	8,821

Total payments	$50,178

Legal Proceedings

        In March, 2000, the Company agreed to the settlement of a collective action instituted by present and former employees. This settlement remains subject to court approval. The settlement did not have a material impact on the Company's results of operations.

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

Training Bonds

        At the end of the 2001, 2000 and 1999 fiscal years, the Company had guaranteed the repayment of approximately $441, $625 and $887 respectively, of the remaining outstanding community college bond obligations, which were issued in connection with various job-training agreements. At December 30, 2001, the Company estimates that the deposits made into escrow will be adequate to cover the cost of the maturing bonds.

10. Shareholders' Equity

        The authorized capital stock of APAC Customer Services, Inc. consists of (a) 200 million Common Shares, $.01 par value per share, of which 49,541,866 were issued as of December 30, 2001, and (b) 50 million Preferred Shares, $.01 par value per share, of which no shares have been issued. On August 31, 1998, the Board of Directors authorized the Company to repurchase, from time to time at management's discretion, up to 2,500,000 shares of its outstanding Common Shares at market prices. During fiscal 1998, the Company repurchased 1,609,000 shares at an average price of $3.50 per share. The remaining authorization has expired. In fiscal 2000, 742,296 of the treasury shares previously purchased were sold primarily to a member of the Board of Directors. In fiscal 2001, 186,803 treasury shares were issued through the Company's employee stock purchase plan and certain stock option exercises.

11. Equity Instruments

Stock Options

        The Company has granted options to purchase Common Shares under three plans all established in 1995. Under the Executive Plan, on May 26, 1995, the Company granted an officer options to purchase 565,034 Common Shares at an aggregate price of $1,765 or an average exercise price of $3.12 per share. The options, now fully vested, will expire in February, 2003. The weighted average fair value of the options at the date of grant was $1.83 per share, based upon the assumptions described below using the Black-Scholes option pricing model.

        Under the Incentive Stock Option Plan, which is the result of a merger of the Incentive Stock Option Plan and the Non-employee Director Stock Option Plan, directors, officers, key employees and non-employee consultants may be granted nonqualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, all as determined by a committee of the Board of Directors or by the full board in the case of non-employee Directors. A total of 11.8 million shares have been authorized for grant under the Incentive and Director Stock Option Plans. The exercise price of incentive stock options granted may not be less than 100% of the fair market value of the Common Shares at the date of grant. The exercise price of non-qualified stock options granted may not be less than 85% of the fair market value of the Common Shares at the date of grant.

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

        Stock option activity under the Company's Executive Plan, Incentive Stock Option Plan, and Non-employee Director Stock Option Plan for fiscal years 2001, 2000 and 1999 is as follows:

Description	Shares	Price Range	Weighted Average Exercise Price
Outstanding as of January 3, 1999	5,388,501	$0.97-$38.13	$6.70
Granted	4,372,271	$2.34-$13.13	$4.17
Exercised	(93,418)	$0.97-$8.50	$5.72
Canceled	(2,495,744)	$0.97-$38.13	$5.66

Outstanding as of January 2, 2000	7,171,610	$0.97-$38.13	$5.71
Granted	1,999,000	$3.06-$15.31	$7.84
Exercised	(370,974)	$0.97-$8.50	$5.55
Canceled	(935,200)	$2.34-$25.00	$9.53

Outstanding as of December 31, 2000	7,864,436	$0.97-$38.13	$5.66
Granted	1,217,000	$1.59-$5.69	$3.85
Exercised	(47,260)	$2.34-$4.03	$3.30
Canceled	(3,000,940)	$2.34-$37.25	$6.49

Outstanding as of December 30, 2001	6,033,236	$0.97-$38.13	$4.90

Stock options exercisable at December 30, 2001	3,100,338	$0.97-$38.13	$5.00

        The following table summarizes information concerning stock options outstanding as of December 30, 2001:

	Exercise Price Ranges			Total
	$0.97-$6.00	$6.01-$11.00	$11.01-$38.13	$0.97-$38.13
Outstanding as of December 30, 2001	4,212,925	1,579,395	240,916	6,033,236
Remaining life	7.5 years	6.2 years	7.1 years	7.1 years
Weighted Average Exercise Price	$3.54	$5.36	$13.95	$4.90
Exercisable as of December 30, 2001	1,961,561	1,021,195	117,582	3,100,338
Remaining life	6.4 years	5.4 years	6.0 years	6.0 years
Weighted Average Exercise Price	$3.42	$6.77	$15.85	$5.00

        The Company applies APB No. 25 in accounting for the stock option plans above. No compensation expense has been recognized for stock options when the option price equals or exceeds the fair market value at date of grant. In order to calculate the pro forma information below, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. Assumptions include no dividend yield, risk-free interest rates ranging from 5% to 7%, expected volatility ranging between 70% and 90%, and an expected life ranging from 7 years to 10 years. Pro forma results of operations for fiscal years 2001, 2000 and 1999 which reflect the adjustment to compensation expense to account for stock options in accordance with SFAS No. 123 are as follows:

	2001	2000	1999
Net income (loss) as reported	$(4,964)	$17,181	$5,650
Less-compensation expense on stock options, net of income tax benefit	(2,222)	(3,855)	(5,189)

Pro forma net income (loss)	$(7,186)	$13,326	$461

Pro forma net income (loss) per diluted share	$(0.15)	$0.26	$0.01

        The pro forma disclosure is not likely to be indicative of pro forma results of operations which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized as the options vest and additional awards may also be granted.

Stock Purchase Warrants

        In March 1998, the Company entered into a Sales Agreement with a client and issued 75,000 stock purchase warrants at an exercise price of $14.25 per share in exchange for services to be performed. Each warrant represents the right to purchase one share of the Company's Common Shares at the exercise price. Warrants representing 35,000 shares vested in fiscal year 1998 with the balance vesting over the next four years. The warrants became exercisable on March 10, 1998, and expire on March 9, 2007. The estimated fair value of the warrants on the date issued was $7.14 per share using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options described above. The Company recorded $50, $82, and $153 in selling expense in fiscal years 2001, 2000 and 1999, respectively, for warrants that vested during the year.

12. Benefit Plans

        In October 1995, the Company adopted a 401(k) savings plan. Employees, meeting certain eligibility requirements as defined, may contribute up to 15% of pretax gross wages, subject to certain restrictions. The Company makes matching contributions of 50% of the first 6% of employee wages contributed to the plan. Company matching contributions vest 20% per year over a five-year period. For fiscal years 2001, 2000 and 1999, the Company made matching contributions to the plan of $1,316, $411 and $365, respectively.

        In fiscal year 1996, share owners of the Company adopted an employee stock purchase plan. The plan is administered by the compensation committee and permits eligible employees to purchase an aggregate of 600,000 Common Shares at 85% of the lesser of the current market closing price of the Company's Common Shares at the beginning or end of a quarter. Employees may annually purchase Common Shares up to the lesser of 15% of their gross wages or $25. During the fiscal years 2001, 2000 and 1999, 160,503, 70,315, and 92,326, Common Shares, respectively, were issued to employees under this plan.

13.  Segment Information

        Prior to fiscal 2001, the Company had three reportable segments organized around divisions providing separate and distinct services to clients. The operating divisions were managed separately because the service offerings required different technology and marketing strategies and had different operating models and performance metrics. The Customer Care business unit provided inbound customer service, direct mail response, "help" line support and customer order processing. The Customer Acquisition business unit provided outbound sales support to customers and businesses, market research, targeted marketing plan development and customer lead generation, acquisition and retention. CustomerAssistance.com provided Web-based customer relationship management products and services for Fortune 1000 and "dot.com" companies. In 2001, the Company reorganized its structure along client lines, commingling operations into one unit and commingling account management, marketing, sales and other functions across service offering lines. The Company is utilizing certain Customer Interaction Centers to provide both Customer Care and Customer Acquisition services. It is therefore impractical to separate the results by these service offerings. Accordingly the Company no longer presents operating results in reportable segments.

14.  Related Party Transactions

        The Company utilizes McLeod USA to provide telecommunications services at certain of the Company's call centers. Clark McLeod, the Chairman of McLeod USA is a member of the Board of Directors of the Company. During the fiscal years 2001, 2000 and 1999 the Company purchased $398, $471 and $372, respectively of telecommunications services. In addition, beginning in fiscal 2001 the Company provided customer interaction solutions for McLeod for which it received $2,900.

        During fiscal 2001 the Company purchased $348 of consulting services from Form and Function Consulting, and $118 from marchFIRST. Additionally in fiscal 2000, the Company purchased $2.4 million of consulting services from marchFIRST. Robert Bernard, Chairman and CEO of Form and Function and former Chairman and CEO of marchFIRST is a member of the Board of Directors of the Company.

15.  Quarterly Data (Unaudited)

        The following is a summary of the quarterly results of operations, including income per share, for APAC Customer Services, Inc. for the quarterly periods of 2001 and 2000 fiscal years (in thousands, except per share data):

Fiscal Years Ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2001 Fiscal year ended December 30, 2001:
Net revenue	$111,778	$102,564	$103,918	$110,584	$428,844
Gross profit	17,755	15,785	18,581	20,502	72,623
Income (loss) from continuing operations(b)	(161)	(10,018)	2,257	2,958	(4,964)
Net income (loss)(b)	(161)	(10,018)	2,257	2,958	(4,964)
Net income (loss) per share:
Income (loss) from continuing operations(b)	$0.00	$(0.21)	$0.05	$0.06	$(0.10)
Net income (loss)(b)	$0.00	$(0.21)	$0.05	$0.06	$(0.10)
2000 Fiscal year ended December 31, 2000:
Net revenue	$118,364	$118,594	$113,311	$114,086	$464,355
Gross profit	27,342	29,983	24,852	22,509	104,686
Income (loss) from continuing operations(a)	3,556	3,998	4,553	4,563	16,670
Gain on disposal of Paragren Technologies, Inc.(c)	115	—	—	396	511
Net income (loss)(a)	3,671	3,998	4,553	4,959	17,181
Net income (loss) per share:
Income (loss) from continuing operations(a)	$0.07	$0.08	$0.09	$0.09	$0.33
Net income (loss)(a)	$0.07	$0.08	$0.09	$0.10	$0.34

Notes:

(a)
The third and fourth quarters of fiscal 2000 include favorable impacts in the amount of $947 and $490, respectively, relating to the reversal of telephone charges which had been accrued in the fourth quarter of 1998. Fiscal 2000 also includes $8,689 of non recurring charges as discussed in Note 6.

(b)
Fiscal year 2001 results include restructuring and non recurring charges of $1,400 in the first quarter and $7,604 in the second quarter and, asset impairment charges of $8,608 recorded in the second quarter. These charges related to a restructuring plan involving the closing of selected customer interaction centers, reconfiguration of certain administrative support facilities and reduction in the salaried work force.

(c)
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

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption "Executive Officers of Registrant") is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2002, under the caption "Election of Directors," which information is incorporated herein by reference.

Item 11. Executive Compensation

        The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2002, under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2002, under the caption "Securities Beneficially Owned by Principal Share Owners and Management," which information is incorporated hereby by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2002, under the caption "Certain Transactions" which information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.    Financial Statements

        The following financial statements of the Company are included in Part II, Item 8:

    (i)
    Report of Independent Public Accountants

    (ii)
    Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000

    (iii)
    Consolidated Statements of Operations for the Fiscal Years Ended December 30, 2001, December 31, 2000, and January 2, 2000

    (iv)
    Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000

    (v)
    Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000

    (vi)
    Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

        The following financial statement schedules are submitted as part of this report:

    (i)
    Report of Independent Public Accountants

    (ii)
    Schedule II-Valuation and Qualifying Accounts

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

Dated: March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE G. SCHWARTZ* Theodore G. Schwartz	Chairman of the Board of Directors	March 29, 2002
/s/ MARC T. TANENBERG Marc T. Tanenberg	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2002
/s/ KENNETH R. BATKO Kenneth R. Batko	Vice President and Controller (Principal Accounting Officer)	March 29, 2002
/s/ ROBERT F. BERNARD* Robert F. Bernard	Director	March 29, 2002
/s/ THOMAS M. COLLINS* Thomas M. Collins	Director	March 29, 2002
/s/ JOHN W. GERDELMAN* John W. Gerdelman	Director	March 29, 2002
/s/ CLARK E. MCLEOD* Clark E. McLeod	Director	March 29, 2002
/s/ PAUL G. YOVOVICH* Paul G. Yovovich	Director	March 29, 2002

*
Marc T. Tanenberg, as attorney in fact for each person indicated.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of APAC Customer Services, Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of APAC Customer Services, Inc. and issued our unqualified opinion thereon dated January 30, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subject to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 30, 2002

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
Allowance for doubtful accounts:
Year ended January 2, 2000	4,250	1,080	—	3,770	1,560
Year ended December 31, 2000	1,560	1,730	—	201	3,089
Year ended December 30, 2001	3,089	1,789	—	922	3,956
Accrued Restructuring Charge:
Year ended January 2, 2000	3,736	7,600	—	9,086	2,250
Year ended December 31, 2000	2,250	(500)	—	1,656	94
Year ended December 30, 2001	94	6,600	—	5,194	1,500

Notes:

(a)
Represents charges for which the allowance and reserve accounts were created.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of APAC Customer Services, Inc. are incorporated by reference to APAC Customer Services, Inc.'s quarterly Report on Form 10-Q for the quarter ended October 3, 1999.
3.2	Amended and Restated Bylaws of APAC Customer Services, Inc. as amended through April 30, 2000 incorporated by reference to Exhibit 3.2 to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 2, 2000.
4.1	Specimen Common Stock Certificate incorporated by reference to APAC Customer Services, Inc.'s Annual Report on Form 10K for the fiscal year ended December 31, 2000.
*10.1	APAC TeleServices, Inc. Amended and Restated 1995 Incentive Stock Plan, as amended, incorporated by reference to Exhibit 99.1 to APAC TeleServices, Inc.'s Current Report on Form 8-K dated April 10, 1998.
*10.2	Amendment No. 1 to Amended and Restated APAC TeleServices, Inc. 1995 Incentive Stock Plan incorporated by reference to Exhibit 10.11 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
*10.3	Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.'s quarterly report on Form 10Q for the quarter ended July 2000.
*10.4	First Amendment to the Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.s quarterly report on Form 10Q for the Quarter ended July 2, 2000.
*10.5	Amended and Restated APAC TeleServices, Inc. 1995 Nonemployee Director Stock Option Plan incorporated by reference to Exhibit 10.2 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
*10.6	Employment Agreement with Peter M. Leger incorporated by reference to APAC Customer Services, Inc. Quarterly Report on Form 10-Q for the quarter ended October 3, 1999.
*10.7	Amendment to the Employment Agreement with Peter M. Leger dated January 31, 2001 incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10K for the fiscal year ended December 31, 2000.
*10.8	Employment Agreement with John L. Gray incorporated by reference to APAC Customer Services, Inc. Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.
*10.9	Separation Agreements with Peter M. Leger dated May 2, 2001.
*10.10	Separation Agreements with John L. Gray dated July 10, 2001.
*10.11	Employment Agreement with John R. Bowden dated October 1, 1999.
*10.12	Employment Agreement with Marc T. Tanenberg.
*10.13	Employment and Relocation Agreements with Daniel S. Hicks.
*10.14	Employment and relocation agreement with L. Clark Sisson incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2000.
*10.15	Fiscal 2001 Management Incentive Plan incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10Q for the quarter ended July 1, 2001.

*10.16	Revised form of Employment Security Agreement between the Company and its Senior Management Team incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10K for the fiscal year ended December 31, 2000.
10.17	Amended and Restated Credit Agreement dated September 8, 1998 and First Amendment to Agreement, incorporated by reference to APAC TeleServices, Inc.'s Quarterly Report on Form 10-Q for the period ended September 27, 1998.
10.18	Second Amendment and Waiver to Amended and Restated Credit Agreement incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2000.
10.19	Third Amendment and Waiver to Amended and Restated Credit Agreement incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2000.
10.20	Fourth Amendment to Amended and Restated Credit Agreement incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2000.
10.21	Fifth Amendment and Waiver to Amended and Restated Credit Agreement incorporated by reference to APAC Customer Services, Inc. Current Report on Form 8-K dated May 30, 2001.
10.22	Sixth Amendment to Amended and Restated Credit Agreement.
**10.23	Agreement with United Parcel Service General Services Inc. incorporated by reference to Exhibit 10.6 to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
**10.24	Amendment, dated September 22, 1999, to Agreement for In-Bound Telemarketing with United Parcel Services Global Services Co. incorporated by reference to APAC Customer Services, Inc. Quarterly Report on Form 10-Q for the quarter ended October 3, 1999.
10.25	Registration Rights Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
10.26	Tax Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
**10.27	Agreement with J.C. Penney Insurance Company, dated November 1, 1994 incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
21.1	Subsidiaries of APAC Customer Services, Inc.
23.1	Consent of Arthur Andersen LLP.
24.1	Power of attorney executed by Theodore G. Schwartz, Robert F. Bernard, Thomas M. Collins, John W. Gerdelman, Clark E. McLeod,, Paul G. Yovovich.
99.1	Letter regarding independent public accountants.

*
Indicates management employment contracts or compensatory plans or arrangements.

**
Portions of this Exhibit were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
Customer Interaction Centers
PART II
APAC CUSTOMER SERVICES, INC. SELECTED FINANCIAL DATA (Unaudited)
Description of Business
NEW ACCOUNTING PRONOUNCEMENTS
Liquidity and Capital Resources
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
APAC CUSTOMER SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in Thousands)
APAC CUSTOMER SERVICES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
APAC CUSTOMER SERVICES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Dollars in Thousands)
APAC CUSTOMER SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
APAC CUSTOMER SERVICES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except as otherwise indicated)
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
VALUATION AND QUALIFYING ACCOUNTS (in thousands)
EXHIBIT INDEX