Form 10-Q
period 2002-03-31
APAC CUSTOMER SERVICE INC
filed 2002-05-14
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to

Commission file number 0-267896

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

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Shares, $0.01 par value 49,531,811 shares outstanding as of May 10, 2002.

Index

Page
Part I. Financial Information
Item 1. Financial Statements:
Consolidated Condensed Balance Sheets as of March 31, 2002, and December 30, 2001.	3
Consolidated Condensed Statements of Operations for the Thirteen Weeks Ended March 31, 2002, and April 1, 2001.	4
Consolidated Condensed Statements of Cash Flows for the Thirteen Weeks Ended March 31, 2002, and April 1, 2001.	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Part II. Other Information
Item 1. Litigation	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 6. Exhibits and Reports on Form 8-K	13

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets
(In thousands, except share data)

	March 31, 2002	December 30, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,553	$21,213
Accounts receivable, net	51,406	64,496
Other current assets	9,812	11,627

Total current assets	91,771	97,336
Property and equipment	129,977	129,076
Less—accumulated depreciation	96,533	92,672

Property and equipment, net	33,444	36,404
Goodwill and other intangible assets	60,410	60,410
Less—accumulated amortization	17,520	16,805

Goodwill and other intangible assets, net	42,890	43,605
Deferred taxes	4,050	4,336
Other assets	1,900	2,029

Total assets	$174,055	$183,710

Liabilities and Share Owners' Equity
Current liabilities:
Current maturities of long-term debt	$27,435	$31,500
Accounts payable	3,455	4,625
Other current liabilities	32,813	33,418

Total current liabilities	63,703	69,543
Long-term debt, less current maturities	35,900	42,968
Other liabilities	2,675	3,202
Commitments and contingencies
Share owners' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,546,506 shares issued at March 31, 2002 and 49,541,866 shares issued at December 30, 2001, respectively	495	495
Additional paid-in capital	100,193	100,229
Accumulated other comprehensive income	(902)	(1,393)
Accumulated deficit	(25,787)	(28,946)
Treasury shares 632,682 and 679,901 shares respectively, at cost	(2,222)	(2,388)

Total share owners' equity	71,777	67,997

Total liabilities and share owners' equity	$174,055	$183,710

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Thirteen (13) Weeks Ended
	March 31, 2002	April 1, 2001
Net revenue:	$104,319	$111,778
Cost of services	83,179	94,023

Gross profit	21,140	17,755
Operating expenses:
Selling, general and administrative expenses	14,355	15,936

Total operating expenses	14,355	15,936

Operating income	6,785	1,819
Interest expense, net	1,606	2,086

Income (loss) before income taxes	5,179	(267)
Provision (benefit) for income taxes	2,020	(106)

Net income (loss)	$3,159	$(161)

Net Income (loss) per share:
Basic	$0.06	$0.00

Diluted	$0.06	$0.00

Weighted average number of shares outstanding:
Basic	48,909	48,703

Diluted	49,056	48,703

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen (13) Weeks Ended
	March 31, 2002	April 1, 2001
Operating activities:
Net income (loss)	$3,159	$(161)
Depreciation and amortization	4,684	7,384
Deferred income taxes	792	(30)
Change in operating assets and liabilities	12,718	(7,276)

Net cash provided (used) by operating activities	21,353	(83)
Investing activities:
Purchases of property and equipment, net	(1,010)	(2,683)
Proceeds from sale of Paragren Technologies, Inc.	—	2,756

Net cash provided (used) by investing activities	(1,010)	73

Financing activities:
Payments on long-term debt	(11,133)	(4,137)
Stock and warrant transactions, including related income tax benefits	130	69

Net cash used by financing activities	(11,003)	(4,068)

Net increase (decrease) in cash and cash equivalents	9,340	(4,078)
Beginning cash balance	21,213	41,192

Ending cash balance	$30,553	$37,114

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements
(Dollars in thousands except as otherwise indicated)
(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2002. The balance sheet at December 30, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. Certain reclassifications of prior years' amounts have been made to conform to current year classifications.

2.    Goodwill and Intangible Assets

        At March 31, 2002, goodwill and intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net Book Value
Goodwill	$28,317	$6,187	$22,130
Customer relationships	28,493	9,350	19,143
Assembled workforce	3,600	1,983	1,617

Total	$60,410	$17,520	$42,890

3.    Other Current Liabilities

        The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

	March 31, 2002	December 30, 2001
Payroll and related items	$21,663	$23,023
Restructuring charges	914	1,500
Accrued Relocation/Severance	796	847
Income taxes payable	1,159	—
Telecommunication costs	737	604
Accrued professional fees	1,554	1,341
Acquisition-related costs	214	218
Other	5,776	5,885

Total	$32,813	$33,418

4.    Restructuring and Other Nonrecurring Charges/Asset Impairment Charges

        During the second quarter of fiscal 2001, the Company conducted a review of its capacity, overhead and operating performance with the goal of improving its operations and profitability. In connection with this effort, the Company closed seven Customer Interaction Centers, eliminated certain administrative and support positions, implemented specific plans to improve operational performance and wrote off certain non-performing assets. Restructuring charges of $6.6 million related to this review were recorded in the second quarter and included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of approximately $4.8 million have been paid through March 31, 2002, approximately $1.2 million will be paid during the remainder of 2002 and thereafter.

        Nonrecurring charges of $1.5 million associated with the settlement of litigation and additional bad debt provisions were recorded in the first quarter of 2001.

5.    New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company adopted SFAS No. 142 for fiscal 2002 and therefore ceased amortizating goodwill in accordance with this standard. Goodwill amortization in fiscal 2001 was approximately $1.3 million dollars. At this time the Company does not believe the adoption of SFAS No. 142 will lead to a significant charge related to the impairment tests under this standard.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of adopting this statement.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of segments of a business. The statement creates one accounting model to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company believes that its current accounting policy for the impairment of long-lived assets is consistent with SFAS No. 144.

6.    Legal Proceedings

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

7.    Long Term Debt

        In January 2002, the Company completed the Sixth Amendment to the amended and restated Credit Facility which revised several covenants. In conjunction with the amendment, the Company paid an additional $5.0 million of the balance outstanding on the Term Loan on February 1, 2002 and the Total Facility was reduced to $98.0 million consisting of a $68.0 million Term Loan and a $30 million Revolving Facility at that time. The Company made $11.0 million of repayments on its Term Loan during the first three months of fiscal 2002 including the additional $5.0 million payment made February 1, 2002, resulting in a balance outstanding at March 31, 2002 of $62.0 million. The Company is required to make quarterly principal payments on the Term Loan, ranging from $6 million to $7 million per quarter, with a specified final payment of $35 million due June 1, 2003. As of March 31, 2002 there were no borrowings outstanding under the Revolving Facility. However, the Company had $5.6 million of outstanding standby letters of credit under the revolving facility primarily to support self insurance reserves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Description of Business

        APAC Customer Services, Inc. ("APAC Customer Services", "APAC" or the "Company") is a leading provider of customer interaction solutions and electronic solutions for market leaders in financial services, insurance, telecommunications, healthcare and logistics. To help its clients better manage relationships with their customers, APAC Customer Services develops and delivers end-to-end customer care, customer acquisition and Web-enabled programs. The Company operates and manages approximately 10,000 workstations in 46 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service. The Company delivers a full suite of electronic products and services, including e.PACSM, a multi-channel platform that supports a broad range of integrated, e-commerce-based customer interaction capabilities and solutions integration services. The Company has two primary service offerings: Customer Acquisition and Customer Care. In 2001, the Company reorganized its operating structure along client lines, combining operations into one unit and account management, marketing, sales and other client-facing functions across service offering lines. The Company is utilizing certain Customer Interaction Centers to provide both Customer Care and Customer Acquisition services.

Results of Operations

        The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided by the Company for the thirteen week periods ended March 31, 2002, and April 1, 2001.

	Thirteen (13) Weeks Ended
	March 31, 2002	April 1, 2001
Net revenues:	100.0%	100.0%
Operating expenses:
Cost of services	79.7	84.1
Selling, general and administrative expenses	13.8	14.3

Total operating expenses	93.5	98.4

Operating income	6.5	1.6
Interest expense, net	1.5	1.8

Income (loss) before income taxes	5.0	(.2)
Provision (benefit) for income taxes	2.0	(.1)

Net income (loss)	3.0%	(.1)%

Comparison of Results of Operations for the thirteen weeks ended March 31, 2002 and April 1, 2001

        Net revenue decreased 6.7% to $104.3 million in the first quarter of fiscal 2002 from $111.8 million in the same quarter of fiscal 2001. The decrease was primarily the result of a reduction in call volumes and marketing spending by certain key accounts partially offset by new business.

        Cost of services decreased $10.8 million in the first quarter of fiscal 2002, or 11.5%, to $83.2 million from $94.0 million. This decrease is primarily due to volume related reductions, labor efficiencies and tightened controls related to overhead spending. Cost of services as a percent of revenue decreased to 79.7% from 84.1% and gross profit margins increased to 20.3% from 15.9% due to these factors.

        Selling, general and administrative expenses, decreased to $14.4 million in the first quarter of fiscal 2002 from $15.9 million in fiscal 2001, a decrease of $1.5 million or 9.4%. Expenses declined from the prior year primarily due to the fact that the first quarter of 2001 included $1.5 million of non-recurring charges primarily associated with the settlement of litigation and additional bad debt provisions. As a percent of net revenue, selling, general and administrative expenses were 13.8% in fiscal 2002 versus 14.3% in fiscal 2001 reflecting the impact of these cost decreases.

        The Company generated operating income of $6.8 million, in the first quarter of fiscal 2002 compared to $1.8 million for the same period of fiscal 2001. The increase is primarily due to the higher gross profit margins in 2002 and the absence of non-recurring charges as previously discussed.

        Net interest expense for the first quarter of fiscal 2002 decreased $0.5 million compared to the same period in fiscal 2001. This decrease reflects a $37.0 million reduction in term debt from the end of the first quarter of fiscal 2001 to March 31, 2002.

        The Company's effective income tax rate is 39.0% for the quarter, versus 39.7% in the prior year period.

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

Accounting for long-lived assets

        The Company has approximately $82.3 million of long-lived assets as of March 31, 2002. These assets are comprised primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives, salvage values and impairment charges. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software would result in a writeoff of the net book value of these affected assets. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company's operations and estimated salvage values. The Company has also adopted SFAS No. 142, in January 2002. See discussion on page 7 regarding the effect of this adoption.

Allowance for doubtful accounts

        The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and a general valuation for all other receivables based on their age and collection history.

Accounting for employee benefits

        The Company records an accrued liability for group health and workers compensation based on an estimate of claims incurred but not reported as well as asserted claims at the end of the year. This estimate is derived from an analysis performed by actuaries hired by the Company who have expertise in this area. However, although these estimates are generally reliable, changes in the employee mix and unforeseen events could result in an adjustment to the financial statements of the Company.

Liquidity and Capital Resources

        The following table sets forth consolidated statements of cash flow data for the Company for the thirteen week periods ended March 31, 2002, and April 1, 2001 respectively.

	2002	2001
	(In thousands)
Net cash provided (used) by operating activities	$21,353	$(83)
Net cash provided (used) by investing activities	(1,010)	73
Net cash used by financing activities	(11,003)	(4,068)

Net increase (decrease) in cash	$9,340	$(4,078)

        Cash from operating activities increased $21.4 million versus the first quarter of 2001 primarily as a result of a $13.0 million decrease in accounts receivable from year-end and $7.8 million of cash generated from operations. Days sales outstanding were 45 at the end of the first quarter of 2002 versus 53 at the end of the prior year.

        Net cash used by investing activities increased $1.1 million from the same period of 2001 as capital expenditures of $2.7 million in 2001 were offset by $2.8 million of proceeds from the sale of Paragren Technologies. Capital expenditures of $1.0 million in the first quarter of 2002 were primarily due to the purchase of information technology and equipment. Capital expenditures in the same period of 2001 related to information technology and to upgrade equipment in existing centers.

        The Company expects that its cash balances, cash flow from future operations and available borrowings under the Revolving facility will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations during the fiscal year 2002. However, a significant change in operating cash flow could have a material impact on the Company's ability to meet its cash requirement needs and comply with the covenants of its credit facility.

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-Q may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those are anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to timing of clients' initiation and termination of large programs; changes in competitive conditions affecting the Company's industry; the ability of the Company's clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company's automated system and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer relationship management solutions and in-house customer relationship operations. See the Company's filings with the Securities and Exchange

Commission for further discussion of the risks and uncertainties associated with the Company's business, in particular the discussion under the caption "Information Regarding Forward-Looking Statements" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. The Company enters into derivatives in order to minimize these risks, but not for trading purposes and has entered into interest rate agreements which effectively fix or limit the rates on all of its term loan obligations. As a result, the interest rate on approximately 70% of debt obligations as of March 31, 2002 is fixed and rates on the balance of the obligations are capped.

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

Part II. Other Information

Item 1. Litigation

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

APAC Customer Services, Inc.
Date: May 14, 2002	By:	/s/ MARC T. TANENBERG Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 14, 2002	By:	/s/ KENNETH R. BATKO Vice President and Controller (Principal Accounting Officer)

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