Form 10-Q
period 2002-06-30
APAC CUSTOMER SERVICE INC
filed 2002-08-14
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

        Common Shares, $0.01 par value 49,069,776 shares outstanding as of August 10, 2002.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except share data)
(unaudited)

	June 30, 2002	December 30, 2001
Assets
Current assets:
Cash and cash equivalents	$27,675	$21,213
Accounts receivable, net	53,703	64,496
Other current assets	11,397	11,627

Total current assets	92,775	97,336
Property and equipment	125,135	129,076
Less—accumulated depreciation	94,052	92,672

Property and equipment, net	31,083	36,404
Goodwill and other intangible assets	60,410	60,410
Less—accumulated amortization	17,978	16,805

Goodwill and other intangible assets, net	42,432	43,605
Deferred taxes	4,124	4,336
Other assets	1,594	2,029

Total assets	$172,008	$183,710

Liabilities and Share Owners' Equity
Current liabilities:
Current maturities of long-term debt	$56,368	$31,500
Accounts payable	3,487	4,625
Other current liabilities	35,243	33,418

Total current liabilities	95,098	69,543
Long-term debt, less current maturities	831	42,968
Other liabilities	2,796	3,202
Commitments and contingencies
Share owners' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,541,866 shares issued at June 30, 2002 at December 30, 2001, respectively	495	495
Additional paid-in capital	99,565	100,229
Accumulated other comprehensive income	(865)	(1,393)
Accumulated deficit	(24,254)	(28,946)
Treasury shares 472,090 and 679,901 shares respectively, at cost	(1,658)	(2,388)

Total share owners' equity	73,283	67,997

Total liabilities and share owners' equity	$172,008	$183,710

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Thirteen (13) Weeks Ended		Twenty-Six (26) Weeks Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net revenue	$94,043	$102,564	$198,362	$214,342
Operating expenses:
Cost of services	74,764	86,779	157,943	180,802
Selling, general and administrative expenses	12,270	14,306	26,625	28,742
Restructuring and other non-recurring charges	2,536	7,504	2,536	9,004
Asset impairment charges	510	8,608	510	8,608

Total operating expenses	90,080	117,197	187,614	227,156

Operating income (loss)	3,963	(14,633)	10,748	(12,814)
Interest expense, net	1,451	1,926	3,057	4,012

Income (loss) before income taxes	2,512	(16,559)	7,691	(16,826)
Provision (benefit) for income taxes	979	(6,541)	2,999	(6,647)

Net income (loss)	$1,533	$(10,018)	$4,692	$(10,179)

Net Income (loss) per share:
Basic	$0.03	$(0.21)	$0.10	$(0.21)

Diluted	$0.03	$(0.21)	$0.10	$(0.21)

Weighted average number of shares outstanding:
Basic	48,995	48,772	48,993	48,734
Diluted	49,472	48,772	49,250	48,734

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)
(In thousands)

	Twenty-Six (26) Weeks Ended
	June 30, 2002	July 1, 2001
Operating activities:
Net income (loss)	$4,692	$(10,179)
Depreciation and amortization	8,526	14,393
Non-cash restructuring charges	165	1,848
Asset impairment charges	510	8,608
Deferred income taxes	588	(2,841)
Change in operating assets and liabilities	11,215	(5,300)

Net cash provided by operating activities	25,696	6,529
Investing activities:
Proceeds from sale of Paragren Technologies, Inc.	—	2,756
Purchases of property and equipment, net	(2,032)	(5,346)

Net cash used by investing activities	(2,032)	(2,590)

Financing activities:
Payments on long-term debt	(17,269)	(18,263)
Stock and warrant transactions	67	301

Net cash used by financing activities	(17,202)	(17,962)

Net increase (decrease) in cash and cash equivalents	6,462	(14,023)
Beginning cash balance	21,213	41,192

Ending cash balance	$27,675	$27,169

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Dollars in thousands, except as otherwise indicated)
(Unaudited)

1. Basis of Presentation

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2002. The balance sheet at December 30, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. Certain reclassifications of prior years' amounts have been made to conform to current year classifications.

2. Goodwill and Intangible Assets

        At June 30, 2002, goodwill and intangible assets consisted of the following:

	Cost	Accumulated Amortization	Net Book Value
Goodwill	$31,917	$8,041	$23,876
Customer relationships	28,493	9,937	18,556

Total	$60,410	$17,978	$42,432

3. Other Current Liabilities

        The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

	June 30, 2002	December 30, 2001
Payroll and related items	$21,849	$23,023
Accrued insurance	2,958	2,565
Restructuring charges	2,221	1,500
Client related liabilities	1,570	—
Accrued relocation/severance	1,248	847
Accrued professional fees	1,345	1,341
Other	4,052	4,142

Total	$35,243	$33,418

4. Restructuring and Other Nonrecurring Charges/Asset Impairment Charges

        During the second quarter of fiscal 2002, the Company implemented a plan to further improve operational efficiencies and to reduce excess capacity. As a result the Company recorded restructuring charges related to the closure of seven Customer Interaction Centers and the elimination of certain administrative and support positions. Restructuring charges of $2.4 million included $1.8 million of employee severance costs related to 665 employees, $0.2 million for the write down of property and equipment and $0.4 million of lease termination and other costs. Cash charges totaling $0.6 million relating to the restructuring have been paid through June 30, 2002. The remaining $1.6 million of cash charges, primarily related to severance costs, is payable over the next two years.

        In the second quarter of fiscal 2001, the Company closed seven Customer Interaction Centers, eliminated certain administrative and support positions, implemented specific plans to improve operational performance and wrote off certain non-performing assets. Restructuring charges of $6.6 million related to these actions, recorded in that quarter, included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of approximately $5.0 million have been paid through June 30, 2002, approximately $1.0 million will be paid during the remainder of fiscal 2002 and thereafter.

        Other non-recurring charges of $0.1 million associated with other center downsizings have been recorded in the second quarter of fiscal 2002. In the first half of fiscal 2001 the Company recorded $2.4 million associated with the settlement of litigation and additional bad debt provisions.

        Asset impairment charges of $0.5 million recorded in the second quarter of fiscal 2002 primarily related to the write off of telecommunications equipment. In the second quarter of fiscal 2001, the Company recorded $8.6 million of asset impairment charges related to the write off of IT hardware and software costs.

5. New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to impairment tests at least annually. The Company adopted SFAS No. 142 for fiscal 2002 and, therefore ceased amortizing goodwill in accordance with this standard. Goodwill amortization in fiscal 2001, as defined under this standard, was approximately $1.8 million. Had this standard been implemented in fiscal 2001, net income and earnings per share for the thirteen and twenty-six weeks would have been:

	Thirteen (13) Weeks Ended		Twenty-Six (26) Weeks Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net income (loss) as reported	$1,533	$(10,018)	$4,692	$(10,179)
Plus amortization expenses	—	272	—	544

Pro forma net income (loss)	$1,533	$(9,746)	$4,692	$(9,635)

Pro forma net income (loss) per basic and diluted share	$0.03	$(0.20)	$0.10	$(0.20)

        Under SFAS No. 142, the Company is required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit.    The test is required to be completed utilizing the fair value, approach to test goodwill for impairment and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for the Company to its respective carrying value. Where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

        As part of the implementation process for SFAS No. 142, the Company performed a test of goodwill by establishing fair value using discounted cash flows. Based on the results of the test no impairment charge was required.

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

        In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exits costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

6. Legal Proceedings

        The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position, annual results of operations and liquidity. Although the Company does not believe that any of these proceedings will result in a materially adverse effect, no assurance to that effect can be given.

7. Long Term Debt

        In January 2002, the Company completed the Sixth Amendment to the amended and restated Credit Facility, which revised several covenants. In conjunction with the amendment, the Company paid an additional $5.0 million of the balance outstanding on the Term Loan on February 1, 2002 and the Total Facility was reduced to $98.0 million consisting of a $68.0 million Term Loan and a $30.0 million Revolving Facility at that time. The Company made $17.0 million of repayments on its Term Loan during the first half of fiscal 2002 including the additional $5.0 million payment made February 1, 2002, resulting in a balance outstanding at June 30, 2002 of $56.0 million. The Company is required to make quarterly principal payments on the Term Loan, of $7 million per quarter for the next three quarters with a final payment of $35.0 million due June 1, 2003. The remaining balance of the Term Loan at June 30, 2002 has been classified as current debt due to the timing of these scheduled payments. As of June 30, 2002, there were no borrowings outstanding under the Revolving Facility. However, the Company had $5.7 million of outstanding standby letters of credit under the revolving facility primarily to support self-insurance reserves.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

        The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Description of Business

        APAC Customer Services, Inc. ("APAC Customer Services", "APAC" or the "Company") is a leading provider of customer interaction solutions for market leaders in financial services, insurance, telecommunications, healthcare and logistics. To help its clients better manage relationships with their customers, APAC Customer Services develops and delivers end-to-end customer care, customer acquisition and Web-enabled programs. The Company operates and manages approximately 9,650 workstations in 39 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service. The Company delivers a full suite of electronic products and services, including e.PACSM, a multi-channel platform that supports a broad range of integrated, e-commerce-based customer interaction capabilities and solutions integration services. The Company has two primary service offerings: Customer Acquisition and Customer Care. In fiscal 2001, the Company reorganized its operating structure along client lines, combining operations into one unit and account management, marketing, sales and other client-facing functions across service offering lines. The Company is utilizing certain Customer Interaction Centers to provide both Customer Care and Customer Acquisition services.

        The Company's profitability is influenced significantly by its Customer Interaction Center capacity utilization. Customer Interaction Centers providing primarily Customer Acquisition services tend to be utilized primarily in the early evening hours on weekdays and to a limited extent on weekends. Customer Care services tend to be utilized primarily during normal business hours on weekdays and to a limited extent on weekends. In an attempt to improve profitability and maximize utilization, the Company manages its Customer Interaction Centers with the intention of achieving higher levels of fixed cost absorption. The Company closely monitors the capacity utilization of its Customer Interaction Centers and considers the costs associated with maintaining excess capacity in relationship to the flexibility needed to quickly respond to incremental client demands. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, Customer Interaction Center capacity may be expanded or contracted in the future. As part of the Company's efforts to improve capacity utilization, the Company will continue to increase the amount of Customer Acquisition services provided at Customer Interaction Centers previously dedicated to Customer Care services. Any significant decrease in revenues and/or future capacity utilization could result in a materially adverse effect on the Company's business, results of operations and financial condition.

Results of Operations

        The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided by the Company for the thirteen and twenty-six week periods ended June 30, 2002, and July 1, 2001.

	Thirteen (13) Weeks Ended		Twenty-Six (26) Weeks Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	79.5	84.6	79.6	84.4
Selling, general and administrative expenses	13.0	14.0	13.4	13.4
Restructuring and other non-recurring charges	2.7	7.3	1.3	4.2
Asset impairment charges	.5	8.4	.3	4.0

Total operating expenses	95.7	114.3	94.6	106.0

Operating income (loss)	4.3	(14.3)	5.4	(6.0)
Interest expense, net	1.6	1.9	1.5	1.9

Income (loss) before income taxes	2.7	(16.2)	3.9	(7.9)
Provision (benefit) for income taxes	1.1	(6.4)	1.5	(3.2)

Net income (loss)	1.6%	(9.8)%	2.4%	(4.7)%

Comparison of Results of Operations for the thirteen weeks ended June 30, 2002 and July 1, 2001

        Net revenue decreased 8.4% to $94.0 million in the second quarter of fiscal 2002 from $102.6 million in the same quarter of fiscal 2001. The decrease was primarily due to lower call volumes and marketing spending by certain telecommunications clients and a reduction in lower margin services to UPS and Aegon. Services to UPS declined primarily as a result of a reduction in call volumes in a center scheduled to close during the third quarter of 2002. Aegon volume decreased principally due to a substantial reduction of customer acquisition services provided by the Company.

        Cost of services decreased $12.0 million in the second quarter of fiscal 2002, or 13.8%, to $74.8 million from $86.8 million in the same period of fiscal 2001. This decrease is primarily due to volume related reductions, further gains in labor productivity, continued tightening of controls related to overhead spending and savings associated with center closings. Cost of services as a percent of revenue decreased to 79.5% from 84.6% and gross profit margins increased to 20.5% from 15.4% due to these factors.

        Selling, general and administrative expenses decreased to $12.3 million in the second quarter of fiscal 2002 from $14.3 million in fiscal 2001, a decrease of $2.0 million or 14.0%. Expenses declined from the prior year primarily due to lower salary expense resulting from headcount reductions related to restructuring charges taken in the second quarter of fiscal 2002. As a percent of net revenue, selling, general and administrative expenses were 13.0% in fiscal 2002 versus 14.0% in fiscal 2001.

        During the second quarter of fiscal 2002, the Company implemented a plan to further improve operational efficiencies and to reduce excess capacity. As a result, the Company recorded restructuring charges related to the closure of seven Customer Interaction Centers and the elimination of certain administrative and support positions. Restructuring charges of $2.4 million included $1.8 million of employee severance costs related to 665 employees, $0.2 million for the write down of property and equipment and $0.4 million of lease termination and other costs. Cash charges totaling $0.6 million relating to the restructuring have been paid through June 30, 2002. The remaining $1.6 million of cash charges, primarily related to severance costs, is payable over the next two years.

        The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001 related to the closing of seven Customer Interaction Centers. This charge included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of $5.0 million have been paid through June 30, 2002, $1.0 million will be paid during the remainder of fiscal 2002 and thereafter.

        Other non-recurring charges of $0.1 million associated with other center downsizings have been recorded in the second quarter of fiscal 2002. In the second quarter of fiscal 2001, the Company recorded $0.9 million associated with the settlement of litigation and additional bad debt provisions.

        Asset impairment charges of $0.5 million recorded in the second quarter of fiscal 2002 primarily related to the write off of telecommunications equipment. In the second quarter of fiscal 2001, the Company recorded $8.6 million of asset impairment charges related to the write off of IT hardware and software costs.

        Excluding the impact of restructuring and other non-recurring charges and asset impairment charges, the Company generated operating income of $7.0 million in the second quarter of fiscal 2002 compared to $1.5 million for the same period of fiscal 2001. The increase is primarily due to the higher gross profit margins in 2002 and a significant reduction in selling, general and administrative expenses as previously discussed.

        Net interest expense for the second quarter of fiscal 2002 decreased $0.5 million compared to the same period in fiscal 2001. This decrease reflects a $29.0 million reduction in term debt from the end of the second quarter of fiscal 2001 to June 30, 2002.

        The Company's effective income tax rate is 39.0% for the quarter, versus 39.5% in the prior year period.

Comparison of Results of Operations for the twenty-six weeks ended June 30, 2002 and July 1, 2001

        Net revenue decreased 7.4% to $198.4 million in the second quarter of fiscal 2002 from $214.3 million in the same quarter of fiscal 2001. The decrease was primarily the result of reduced call volumes and marketing spending by certain telecommunications clients and a reduction in lower margin services to UPS and Aegon. Services to UPS declined primarily as a result of a reduction in call volumes in a center scheduled to close during the third quarter of 2002. Aegon volume decreased principally due a substantial reduction of customer acquisition services provided by the Company.

        Cost of services decreased $22.9 million in the first half of fiscal 2002, or 12.7%, to $157.9 million from $180.8 million. This decrease is primarily due to volume related reductions, increased labor efficiencies, continued tightening of controls related to overhead spending and savings associated with center closings. Cost of services as a percent of revenue decreased to 79.6% from 84.4% and gross profit margins increased to 20.4% from 15.6% due to these factors.

        Selling, general and administrative expenses decreased to $26.6 million in the first half of fiscal 2002 from $28.7 million in fiscal 2001, a decrease of $2.1 million or 7.3%. Expenses declined from the prior year primarily due to lower salary expenses in the second quarter of fiscal 2002 resulting from headcount reductions related to restructuring charges taken in the quarter. As a percent of net revenue, selling, general and administrative expenses were 13.4% in fiscal 2002 and fiscal 2001.

        During the second quarter of fiscal 2002, the Company implemented a plan to further improve operational efficiencies and to reduce excess capacity. As a result, the Company recorded restructuring charges related to the closure of seven Customer Interaction Centers and the elimination of certain administrative and support positions. Restructuring charges of $2.4 million included $1.8 million of employee severance costs related to 665 employees, $0.2 million for the write down of property and equipment and $0.4 million of lease termination and other costs. Cash charges totaling $0.6 million relating to the restructuring have been paid through June 30, 2002. The remaining $1.6 million of cash charges, primarily related to severance costs, is payable over the next two years.

        The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001 related to the closing of seven Customer Interaction Centers. This charge included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of $5.0 million have been paid through June 30, 2002, $1.0 million will be paid during the remainder of fiscal 2002 and thereafter.

        Other non-recurring charges of $0.1 million associated with other center downsizings have been recorded in the second quarter of fiscal 2002. In the second quarter of fiscal 2001, the Company recorded $2.4 million associated with the settlement of litigation and additional bad debt provisions.

        Asset impairment charges of $0.5 million recorded in the second quarter of fiscal 2002 primarily related to the write off of telecommunications equipment. In the second quarter of fiscal 2001, the Company recorded $8.6 million of asset impairment charges related to the write off of IT hardware and software costs.

        Excluding the impact of restructuring and other non-recurring charges and asset impairment charges, the Company generated operating income of $13.8 million, in the first half of fiscal 2002 compared to $4.8 million for the same period of fiscal 2001. The increase is primarily due to the higher gross profit margins in fiscal 2002 and the reduction of selling, general and administrative expenses in the second quarter of 2002 as previously discussed.

        Net interest expense for the first half of fiscal 2002 decreased $1.0 million compared to the same period in fiscal 2001. This decrease reflects a $29.0 million reduction in term debt from the end of the comparable period in fiscal 2001 to June 30, 2002.

        The Company's effective income tax rate is 39.0% for the twenty-six weeks, versus 39.5% in the prior year period.

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

Accounting for long-lived assets

        The Company has approximately $79.2 million of long-lived assets as of June 30, 2002. These assets consist primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives, salvage values and impairment charges. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software would result in a write-off of the net book value of these affected assets. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company's operations and estimated salvage values.

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

Accounting for employee benefits

        The Company records an accrued liability for group health and workers compensation claims based on an estimate of claims incurred but not reported as well as asserted claims at the end of the period. This estimate is derived from an analysis performed by actuaries hired by the Company who have expertise in this area. Although these estimates are generally reliable, changes in the employee mix and unforeseen events, such as significant swings in the number and costs of claims, could result in adjustments to the future operating results of the Company.

Liquidity and Capital Resources

        The following table sets forth consolidated statements of cash flow data for the Company for the twenty-six week periods ended June 30, 2002, and June 1, 2001, respectively.

	2002	2001
	(In thousands)
Net cash provided by operating activities	$25,696	$6,529
Net cash used by investing activities	(2,032)	(2,590)
Net cash used by financing activities	(17,202)	(17,962)

Net increase (decrease) in cash	$6,462	$(14,023)

        Cash from operating activities increased $19.2 million versus the first half of 2001 primarily as a result of a $10.8 million decrease in accounts receivable from year-end and improved cash generated from operations. Receivables declined in fiscal 2002 due to a reduction in sales in the most recent quarter and a slight improvement in days sales outstanding since year end.

        Net cash used by investing activities decreased $0.5 million from the same period of fiscal 2001 due to a reduction in capital expenditures. Capital expenditures of $5.3 million in fiscal 2001 were partially offset by $2.8 million of proceeds from the sale of Paragren Technologies. Capital expenditures of $2.0 million in the first half of fiscal 2002 were primarily due to the purchase of IT hardware, software and equipment. Capital expenditures in the same period of 2001 related to IT hardware, software and expansion into a new center.

        The Company expects that its cash balances, cash flow from future operations and available borrowings under the Revolving facility will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations during the remainder of fiscal year 2002. However, a significant change in operating cash flow could have a material impact on the Company's ability to meet its cash requirement needs and comply with the covenants of its credit facility.

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-Q may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those that are anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to timing of clients' initiation and termination of large programs; changes in competitive conditions affecting the Company's industry; the ability of the Company's clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company's automated systems and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer relationship management solutions and in-house customer relationship operations. See the Company's filings with the Securities and Exchange Commission for further discussion of the risks and uncertainties associated with the Company's business, in particular the discussion under the caption "Information Regarding Forward-Looking Statements" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. The Company enters into derivatives only in order to minimize these risks. The derivatives in the form of interest rate agreements effectively fix or limit the rates on all of its term loan obligations. As a result, the interest rate on approximately 76% of debt obligations as of June 30, 2002, is fixed and rates on the balance of the obligations are capped.

        The Company prepared a sensitivity analysis of its derivatives assuming a one-percentage point adverse change in interest rates for the quarter ended June 30, 2002. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense due to the fact that most all debt is at a fixed rate. The effect of the interest change on the fair market value of the outstanding debt is insignificant and the sensitivity analysis assumes no changes in the Company's financial structure.

Part II. Other Information

Item 1. Legal Proceedings

        The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position, annual results of operations and liquidity. Although the Company does not believe that any of these proceedings will result in a materially adverse effect, no assurance to that effect can be given.

Item 4. Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Shareholders of the Company was held on June 7, 2002.

          (b)  Not applicable

          (c)  1. Set forth below is the tabulation of the votes for each nominee for election as a director of the Company.

	For	Withhold Authority (Including Broker non-vote)
Robert F. Bernard	46,083,826	1,063,316
Thomas M. Collins	46,094,274	1,052,868
John W. Gerdelman	46,089,819	1,057,323
Clark E. McLeod	46,091,404	1,055,738
Theodore G. Schwartz	42,422,173	4,724,969
Paul G. Yovovich	46,124,502	1,022,640

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

        Exhibit 99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

        On June 17, 2002 the Company filed a current report on Form 8-K indicating its dismissal of Arthur Andersen LLP as the Company's independent public accountants and its engagement of Deloitte & Touche LLP to serve as APAC's independent public accountants for fiscal 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

APAC Customer Services, Inc.
Date: August 14, 2002	By:	/s/ MARC T. TANENBERG Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)
Date: August 14, 2002	By:	/s/ KENNETH R. BATKO Vice President and Controller (Principal Accounting Officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description
99	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Index
APAC Customer Services, Inc. and Subsidiaries Consolidated Condensed Balance Sheets (In thousands, except share data) (unaudited)
APAC Customer Services, Inc. and Subsidiaries Consolidated Condensed Statements of Operations (Unaudited) (In thousands, except per share data)
APAC Customer Services, Inc. and Subsidiaries Consolidated Condensed Statements of Cash Flows (Unaudited) (In thousands)
APAC Customer Services, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Dollars in thousands, except as otherwise indicated) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit Index