Form 10-Q
period 2002-09-29
APAC CUSTOMER SERVICE INC
filed 2002-11-12
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 29, 2002
or
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

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 49,236,583 common shares, $0.01 par value outstanding as of November 11, 2002.

Part I. Financial Information

Item 1. Financial Statements

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share data)
(unaudited)

	September 29, 2002	December 30, 2001
Assets
Current assets:
Cash and cash equivalents	$25,245	$21,213
Accounts receivable, net	51,849	64,496
Other current assets	11,651	11,627

Total current assets	88,745	97,336
Property and equipment	134,299	138,894
Less—accumulated depreciation	105,605	102,490

Property and equipment, net	28,694	36,404
Goodwill and other intangible assets	23,876	23,876
Customer relationships	28,493	28,493
Less—accumulated amortization	10,524	8,764

Customer relationships, net	17,969	19,729
Deferred taxes	2,516	4,336
Other assets	1,558	2,029

Total assets	$163,358	$183,710

Liabilities and Share Owners' Equity
Current liabilities:
Current maturities of long-term debt	$49,307	$31,500
Accounts payable	2,379	4,625
Other current liabilities	33,518	33,418

Total current liabilities	85,204	69,543
Long-term debt, less current maturities	761	42,968
Other liabilities	2,196	3,202
Commitments and contingencies
Share owners' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,541,866 shares issued at September 29, 2002 and December 30, 2001, respectively	495	495
Additional paid-in capital	99,620	100,229
Accumulated other comprehensive income	(685)	(1,393)
Accumulated deficit	(23,161)	(28,946)
Treasury shares 305,283 and 679,901 shares respectively, at cost	(1,072)	(2,388)

Total share owners' equity	75,197	67,997

Total liabilities and share owners' equity	$163,358	$183,710

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Thirteen (13) Weeks Ended		Thirty-Nine (39) Weeks Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net revenue	$85,092	$103,918	$283,454	$318,260
Operating expenses:
Cost of services	69,199	85,337	227,142	266,139
Selling, general and administrative expenses	11,640	13,835	38,265	42,577
Restructuring and other non-recurring charges	1,131	—	3,667	9,004
Asset impairment charges	—	—	510	8,608

Total operating expenses	81,970	99,172	269,584	326,328

Operating income (loss)	3,122	4,746	13,870	(8,068)
Interest expense, net	1,330	2,006	4,387	6,018

Income (loss) before income taxes	1,792	2,740	9,483	(14,086)
Provision (benefit) for income taxes	699	483	3,698	(6,164)

Net income (loss)	$1,093	$2,257	$5,785	$(7,922)

Net Income (loss) per share:
Basic	$0.02	$0.05	$0.12	$(0.16)

Diluted	$0.02	$0.05	$0.12	$(0.16)

Weighted average number of shares outstanding:
Basic	49,205	48,808	49,036	48,761
Diluted	49,489	48,924	49,382	48,761

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-Nine (39) Weeks Ended
	September 29, 2002	September 30, 2001
Operating activities:
Net income (loss)	$5,785	$(7,922)
Depreciation and amortization	12,437	20,167
Non-cash restructuring charges	222	2,639
Tax effect of stock option exercises	28	641
Asset impairment charges	510	8,608
Deferred income taxes	2,579	(2,688)
Change in operating assets and liabilities	9,365	(14,746)

Net cash provided by operating activities	30,926	6,699
Investing activities:
Proceeds from sale of Paragren Technologies, Inc.	—	2,756
Purchases of property and equipment, net	(2,967)	(7,292)

Net cash used by investing activities	(2,967)	(4,536)

Financing activities:
Payments on long-term debt	(24,400)	(24,392)
Decrease in customer deposits	—	(2,901)
Stock and warrant transactions	473	475

Net cash used by financing activities	(23,927)	(26,818)

Net increase (decrease) in cash and cash equivalents	4,032	(24,655)
Beginning cash balance	21,213	41,192

Ending cash balance	$25,245	$16,537

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(Dollars in thousands, except as otherwise indicated)
(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2002. The balance sheet at December 30, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. Certain reclassifications of prior years' amounts have been made to conform to current year classifications.

2.    Other Current Liabilities

        The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

	September 29, 2002	December 30, 2001
Payroll and related items	$19,502	$23,023
Accrued insurance	3,191	2,565
Restructuring charges	2,563	1,500
Client related liabilities	1,771	—
Accrued relocation/severance	1,339	847
Accrued professional fees	1,613	1,341
Other	3,539	4,142

Total	$33,518	$33,418

3.    Restructuring and Other Nonrecurring Charges/Asset Impairment Charges

        In the third quarter of 2002, the Company recorded restructuring charges related to the closure of three facilities and the costs associated with transitioning one center under a facility management contract. Restructuring charges of $1.1 million included $0.6 million of employee severance related to 155 employees, and $0.5 million of lease termination and other costs. Cash charges totaling $0.5 million have been paid through September 29, 2002. The remaining $0.5 million of cash charges will be paid over the next year.

        During the second quarter of fiscal 2002, the Company implemented a plan to improve operational efficiencies and to reduce excess capacity. As a result, the Company recorded restructuring charges related to the closure of seven Customer Interaction Centers and the elimination of certain administrative and support positions. Restructuring charges of $2.4 million included $1.8 million of employee severance costs related to 665 employees, $.2 million for the write down of property and equipment and $0.4 million of lease termination and other costs. Cash charges totaling $1.2 million relating to the restructuring have been paid through September 29, 2002. The remaining $1.0 million of cash charges, primarily related to severance costs, is payable over the next two years.

        In the second quarter of fiscal 2001, the Company closed seven Customer Interaction Centers, eliminated certain administrative and support positions, implemented specific plans to improve operational performance and wrote off certain non-performing assets. Restructuring charges of $6.6 million related to these actions, recorded in that quarter, included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of approximately $5.3 million have been paid through September 29, 2002, approximately $0.7 million will be paid during the remainder of fiscal 2002 and thereafter.

        Other non-recurring charges of $0.1 million associated with other center downsizings were recorded in the second quarter of fiscal 2002. In the first half of fiscal 2001, the Company recorded $2.4 million associated with the settlement of litigation and additional bad debt provisions.

        Asset impairment charges of $0.5 million recorded in the second quarter of fiscal 2002 primarily related to the write off of telecommunications equipment. In the second quarter of fiscal 2001, the Company recorded $8.6 million of asset impairment charges related to the write off of IT hardware and software costs.

4.    Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

        The following table shows the computation of comprehensive income (loss):

	Thirteen (13) Weeks Ended		Thirty-Nine (39) Weeks Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net Income	$1,093	$2,257	$5,785	$(7,922)
Other comprehensive income (loss)	180	(747)	708	(1,533)

Comprehensive income (loss)	$1,273	$1,510	$6,493	$(9,455)

        Accumulated other comprehensive loss is comprised of an unrealized loss on derivatives of $(685) and $(1,393) as of September 29, 2002 and December 30, 2001, respectively.

5.    New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to impairment tests at least annually. The Company adopted SFAS No. 142 for fiscal 2002 and, therefore ceased amortizing goodwill in accordance with this standard. Goodwill amortization in fiscal 2001, as defined under this standard, was approximately

$1.8 million. Had this standard been implemented in fiscal 2001, net income and earnings per share for the thirteen and thirty-nine weeks would have been:

	Thirteen (13) Weeks Ended		Thirty-Nine (39) Weeks Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net income (loss) as reported	$1,093	$2,257	$5,785	$(7,922)
Plus amortization expenses	—	451	—	1,353

Pro forma net income (loss)	$1,093	$2,708	$5,785	$(6,569)

Pro forma net income (loss) per basic and diluted share	$0.02	$0.06	$0.12	$(0.14)

        The estimated annual amortization expense related to customer relationships is $2,348 in 2002, and each year thereafter for the next five years.

        Under SFAS No. 142, the Company is required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit.    The test is required to be completed utilizing the fair value approach to test goodwill for impairment, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for the Company to its respective carrying value. Where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

        As part of the implementation process for SFAS No. 142, the Company performed a test of goodwill by establishing fair value using discounted cash flows. Based on the results of the test no impairment charge was required.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the impact of adopting this statement will have a material effect on its results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of segments of a business. The statement creates one accounting model to be applied to all long-lived assets including discontinued operations. The statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company believes that its current accounting policy for the impairment of long-lived assets is consistent with SFAS No. 144.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows and intends to adopt SFAS No. 145 for the 2003 fiscal year.

        In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

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

7.    Long Term Debt

        In January 2002, the Company completed the Sixth Amendment to the amended and restated Senior Credit Facility ("Credit Facility"), which revised several covenants. In conjunction with the amendment, the Company paid an additional $5.0 million of the balance outstanding on the term loan on February 1, 2002, and the total facility was reduced to $98.0 million consisting of a $68.0 million term loan and a $30.0 million revolving facility at that time. The Company made $24.0 million of repayments on its term loan during the first nine months of fiscal 2002 including the additional $5.0 million payment made February 1, 2002, resulting in a balance outstanding at September 29, 2002 of $49.0 million. The Company is required to make quarterly principal payments on the term loan of $7 million per quarter for the next two quarters, with a final payment of $35.0 million due June 1, 2003. The remaining balance of the term loan at September 29, 2002, has been classified as current debt due to the timing of these scheduled payments. As of September 29, 2002, there were no borrowings outstanding under the revolving facility. However, the Company had $5.8 million of outstanding standby letters of credit under the revolving facility primarily to support self-insurance reserves.

        The Company currently expects to refinance its remaining bank obligations by year-end. Such early refinancing of these obligations would result in charges associated with the Company writing off the remaining unamortized balance of finance charges and unwinding the interest rate swap agreement that hedges a portion of the interest rate risk on the term loan. As of September 29, 2002, the unamortized financing charges were $0.5 million and the cost of unwinding the swap would have been approximately $1.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

        The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided by the Company for the thirteen and thirty-nine week periods ended September 29, 2002, and September 30, 2001.

	Thirteen (13) Weeks Ended		Thirty-Nine (39) Weeks Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	81.3	82.1	80.1	83.6
Selling, general and administrative expenses	13.7	13.3	13.5	13.4
Restructuring and other non-recurring charges	1.3	—	1.3	2.8
Asset impairment charges	—	—	.2	2.7

Total operating expenses	96.3	95.4	95.1	102.5

Operating income (loss)	3.7	4.6	4.9	(2.5)
Interest expense, net	1.6	1.9	1.6	(1.9)

Income (loss) before income taxes	2.1	2.7	3.3	(4.4)
Provision (benefit) for income taxes	.8	.5	1.3	(1.9)

Net income (loss)	1.3%	2.2%	2.0%	(2.5)%

Comparison of Results of Operations for the thirteen weeks ended September 29, 2002 and September 30, 2001

        Net revenue decreased 18.1% to $85.1 million in the third quarter of fiscal 2002 from $103.9 million in the same quarter of fiscal 2001. Approximately 80% of the revenue decline was attributable to three clients: Aegon, Qwest and UPS. Aegon volume decreased primarily due to a substantial reduction of customer acquisition services provided by the Company and Qwest volume was lower versus the prior year due to its decision to cut back customer acquisition spending. UPS revenues declined primarily as a result of a center closing during the quarter.

        Cost of services decreased $16.1 million in the third quarter of fiscal 2002, or 18.9%, to $69.2 million from $85.3 million in the same period of fiscal 2001. This decrease is primarily due to volume related reductions. Cost of services as a percent of revenue decreased to 81.3% from 82.1% and gross profit margins increased to 18.7% from 17.9% due to further gains in labor productivity, continued reduction of overhead spending and savings associated with center closings.

        Selling, general and administrative expenses decreased to $11.6 million in the third quarter of fiscal 2002 from $13.8 million in the third quarter of fiscal 2001, a decrease of $2.2 million or 15.9%. Expenses declined from the prior year primarily due to lower salary expense resulting from headcount reductions related to restructuring activities taken in the second quarter of fiscal 2002 and a decrease in accrued management bonuses. As a percent of net revenue, selling, general and administrative expenses were 13.7% in fiscal 2002 versus 13.3% in fiscal 2001 due to the effect of volume related reductions.

        In the third quarter of 2002, the Company recorded restructuring charges related to the closure of three facilities and the costs associated with transitioning one center under a facility management contract. Restructuring charges of $1.1 million included $0.6 million of employee severance related to 155 employees, and $0.5 million of lease termination and other costs. Cash charges totaling $0.5 million have been paid through September 29, 2002. The remaining $0.5 million of cash charges will be paid over the next year.

        Excluding the impact of restructuring charges, the Company generated operating income of $4.3 million in the third quarter of fiscal 2002 compared to $4.7 million for the same period of fiscal 2001. The decrease is primarily due to the effect of lower volumes partially offset by the higher gross profit margins and a reduction in selling, general and administrative expenses as previously discussed.

        Net interest expense for the third quarter of fiscal 2002 decreased $0.7 million compared to the same period in fiscal 2001. This decrease reflects a $30.0 million reduction in term debt from the end of the third quarter of fiscal 2001 to September 29, 2002.

        The Company's effective income tax rate is 39.0% for the quarter, versus 17.6% in the prior year period which included the net favorable impact of tax adjustments related to the finalization and filing of 2000 income tax returns.

Comparison of Results of Operations for the thirty-nine weeks ended September 29, 2002 and September 30, 2001

        Net revenue decreased 10.9% to $283.5 million in the first nine months of fiscal 2002 from $318.3 million in the same period of fiscal 2001. The decrease was primarily the result of reduced call volumes and marketing spending by certain telecommunications clients and a reduction in services to Aegon and UPS. Aegon volume decreased principally due to a substantial reduction of customer acquisition services provided by the Company. Services to UPS declined primarily as a result of a reduction in call volumes in a center closed during the third quarter of 2002.

        Cost of services decreased $39.0 million in the first nine months of fiscal 2002, or 14.7%, to $227.1 million from $266.1 million. This decrease is primarily due to volume related reductions, increased labor efficiencies, continued reduction of overhead spending and savings associated with center closings. Cost of services as a percent of revenue decreased to 80.1% from 83.6% and gross profit margins increased to 19.9% from 16.4% due to these factors.

        Selling, general and administrative expenses decreased to $38.3 million in the first nine months of fiscal 2002 from $42.6 million in fiscal 2001, a decrease of $4.3 million or 10.1%. Expenses declined from the prior year primarily due to lower salary expenses in the second and third quarters of fiscal 2002 resulting from headcount reductions related to restructuring activities. As a percent of net revenue, selling, general and administrative expenses were 13.5% in the first three quarters of fiscal 2002 and 13.4% in fiscal 2001 due to the effect of lower volumes.

        In the second and third quarters of 2002, the Company closed a total of ten Customer Interaction Centers and transitioned one center under a facility management contract. As a result, the Company recorded restructuring charges of $3.5 million which included $2.4 million of employee severance costs related to 820 employees, $0.2 million for the write down of property and equipment and $0.9 million of lease termination and other costs. Cash charges totaling $1.7 million relating to the restructuring have been paid through September 29, 2002. The remaining $1.5 million of cash charges, primarily related to severance costs, is payable over the next two years.

        The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001 related to the closing of seven Customer Interaction Centers. This charge included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of $5.3 million have been paid through September 29, 2002, $0.7 million will be paid during the remainder of fiscal 2002 and thereafter.

        Other non-recurring charges of $0.1 million associated with other center downsizings were recorded in the second quarter of fiscal 2002. In the second quarter of fiscal 2001, the Company recorded $2.4 million associated with the settlement of litigation and additional bad debt provisions.

        Asset impairment charges of $0.5 million recorded in the second quarter of fiscal 2002 primarily related to the write off of telecommunications equipment. In the second quarter of fiscal 2001, the Company recorded $8.6 million of asset impairment charges related to the write off of IT hardware and software costs.

        Excluding the impact of restructuring and other non-recurring charges and asset impairment charges, the Company generated operating income of $18.0 million in the first nine months of fiscal 2002 compared to $9.5 million for the same period of fiscal 2001. The increase is primarily due to the higher gross profit margins in fiscal 2002 and the reduction of selling, general and administrative expenses in the second and third quarters of 2002, as previously discussed, partially offset by the effect of lower volumes.

        Net interest expense for the first nine months of fiscal 2002 decreased $1.6 million compared to the same period in fiscal 2001. This decrease reflects a $30.0 million reduction in term debt from the end of the comparable period in fiscal 2001 to September 29, 2002.

        The Company's effective income tax rate is 39.0% for the thirty-nine weeks, versus a 43.8% benefit in the prior year period which included the net favorable impact of tax adjustments related to the finalization and filing of the 2000 income tax returns.

Critical Accounting Policies and Estimates

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements: revenue recognition, accounting for long-lived assets, allowance for doubtful accounts, employee benefit accounting and income taxes. Any deviation from these policies or estimates could have a material impact on the financial statements of the Company.

Revenue recognition

        The Company recognizes customer services revenue as services are performed for its clients which is generally based upon hours incurred, in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition". Revenues include amount for services performed but not yet billed.

Accounting for long-lived assets

        The Company has approximately $74.6 million of long-lived assets as of September 29, 2002. These assets consist primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives, salvage values and impairment charges. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software would result in a write-off of the net book value of these affected assets. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company's operations and estimated salvage values.

        The Company also adopted SFAS No. 142 in January 2002. See discussion on page 7 regarding the effect of this adoption.

Allowance for doubtful accounts

        The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and a general allowance for all other receivables based on their age and collection history.

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

Income Taxes

        The Company accounts for income taxes using the asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future.

New Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows and intends to adopt SFAS No. 145 for the 2003 fiscal year.

        In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

Liquidity and Capital Resources

        The following table sets forth consolidated statements of cash flow data for the Company for the thirty-nine week periods ended September 29, 2002, and September 30, 2001, respectively.

	2002	2001
	(In thousands)
Net cash provided by operating activities	$30,926	$6,699
Net cash used by investing activities	(2,967)	(4,536)
Net cash used by financing activities	(23,927)	(26,818)

Net increase (decrease) in cash	$4,032	$(24,655)

        Cash from operating activities increased $24.2 million versus the first nine months of 2001 primarily as a result of a $12.6 million decrease in accounts receivable from year-end and improved cash generated from operations. Receivables declined in fiscal 2002 due to a reduction in sales in the most recent quarter partially offset by an increase in days sales outstanding since year end from 53 to 55 days primarily due to a change in client mix. Cash generated from operations benefited from higher margins and reduced cash restructuring charges.

        Net cash used by investing activities decreased $1.6 million from the same period of fiscal 2001 due to a reduction in capital expenditures. Capital expenditures of $7.3 million in fiscal 2001 were partially offset by $2.8 million of proceeds from the sale of Paragren Technologies. Capital expenditures of $3.0 million in the first nine months of fiscal 2002 were primarily due to the purchase of IT hardware, software and equipment. Capital expenditures in the same period of 2001 related to IT hardware, software and expansion into a new center.

        The Company expects that its cash balances, cash flow from future operations and available borrowings under its revolving facility will be sufficient to meet normal operating needs, fund any planned capital expenditures and make the scheduled quarterly principal payments during the remaining term of the facility which expires on June 1, 2003. Under the Company's current term loan, $35 million is due June 1, 2003. However, the Company expects to refinance its bank debt and enter into a new revolving credit facility by the end of 2002. A significant decrease in operating cash flow could have a material adverse impact on the Company's ability to meet its cash requirement needs, comply with the covenants of its credit facility and refinance the $42 million of term debt expected to be outstanding by year end. Early refinancing of the bank debt prior to June, 2003 would result in charges associated with the Company writing off the remaining unamortized balance of finance charges and unwinding the interest rate swap agreement that hedges a portion of the interest rate risk on the term loan. As of September 29, 2002, the unamortized finance charges were $0.5 million and the cost of unwinding the swap would have been approximately $1.2 million. Subject to changes in LIBOR which can affect the cost of unwinding the swap agreement, the potential charge associated with an early refinancing of the bank debt reduces approximately $.2 million per month through the continued

amortization of the financing charges and the additional interest expense incurred as a result of the swap. We expect the total charge to approximate $1.2 million assuming a new credit facility is closed by year end.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. The Company enters into derivatives only in order to minimize these risks. The derivatives, in the form of interest rate agreements, effectively fix or limit the rates on all of its term loan obligations. As a result, the interest rate on approximately 79.6% of debt obligations as of September 29, 2002, is fixed and rates on the balance of the obligations are capped.

        The Company prepared a sensitivity analysis of its derivatives assuming a one-percentage point adverse change in interest rates for the quarter ended September 29, 2002. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense due to the fact that most debt is at a fixed rate. The effect of the interest change on the fair market value of the outstanding debt is insignificant and the sensitivity analysis assumes no changes in the Company's financial structure.

Item 4. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

  (b)
  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

Item 5. Other

        Clark E. McLeod retired as a Director of the Company effective August 15, 2002. In connection with his retirement, Mr. McLeod did not indicate any disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

        On October 29th the Company signed a multi year contract to provide services to UPS. The Company expects that revenues from this client will constitute less than 10% of the Company's revenue going forward.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

          Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
  Sarbanes-Oxley Act of 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

APAC Customer Services, Inc.
Date: November 11, 2002	By:	/s/ Marc T. Tanenberg Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)
Date: November 11, 2002	By:	/s/ Kenneth R. Batko Vice President and Controller (Principal Accounting Officer and duly authorized officer)

SECTION 302 CERTIFICATION

        I, Theodore G. Schwartz, Chief Executive Officer of APAC Customer Services, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of APAC Customer Services, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 11, 2002	/s/ Theodore G. Schwartz Theodore G. Schwartz Chief Executive Officer

SECTION 302 CERTIFICATION

        I, Marc T. Tanenberg, Chief Financial Officer Officer of APAC Customer Services, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of APAC Customer Services, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 11, 2002	/s/ Marc T. Tanenberg Marc T. Tanenberg Chief Financial Officer

Exhibit Index

Exhibit Number	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Index
Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. Other Information
  Item 1. Legal Proceedings
  Item 5. Other
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit Index