Form 10-K
period 2002-12-29
APAC CUSTOMER SERVICE INC
filed 2003-03-18
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2002
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

Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐        No ☒

        The aggregate market value of the Registrant's Common Shares held by non-affiliates was approximately $118,150,000, based on the last sale price as of March 14, 2003

        As of March 14, 2003, 49,435,513 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Registrant's Proxy Statement for Annual Meeting
of Shareholders to be held on June 6, 2003 are incorporated by reference into Part III of this Form 10-K

PART I		4
Item 1.	Business	4
	General	4
	Services	4
	Clients	4
	Client Contracts	5
	Capacity Utilization	5
	Technology	5
	Sales and Marketing	6
	Human Resources	6
	Quality Assurance	6
	Competition	7
	Financial Information About Industry Segments	7
	Government Regulation	7
	Available Information	8
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
	Executive Officers of the Registrant	10
PART II		12
Item 5.	Market for Registrant's Common Equity and Related Share Owner Matters	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
	Results of Operations	15
	Fiscal 2002 Compared to Fiscal 2001	16
	Fiscal 2001 Compared to Fiscal 2000	17
	Critical Accounting Policies and Estimates	18
	Revenue recognition	18
	Accounting for long-lived assets	18
	Allowance for doubtful accounts	19
	Accounting for employee benefits	19
	Income taxes	19
	New Accounting Pronouncements	19
	Liquidity and Capital Resources	21
	Quarterly Results	22
	Information Regarding Forward Looking Statements	23
	Client Concentration; Contract Terms; Client Industries	23
	Government Regulation	24
	Competitors; International Capacity; Potential Future Competing Technologies and Trends	24
	Reliance on Technology	25
	Dependence on Key Personnel	25
	Dependence on Labor Force	25
	Dependence on Telephone Service	26
	Potential Fluctuations in Quarterly Operating Results	26
	Risks Inherent in Conducting Business Internationally	26
	War and Terrorist Attack Could Disrupt Operations	26
	Volatility of Stock Price	27
	Control by Principal Share Owner	27

PART I

Item 1.    Business

General

        APAC Customer Services, Inc. and its subsidiaries (collectively "APAC Customer Services", "APAC" or the "Company") is a leading provider of customer interaction solutions for market leaders in telecommunications, financial services, insurance, logistics and healthcare. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 7,500 workstations in 32 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service.

Services

        Customer care.    Customer care services include customer relationship management solutions, including inbound customer services, customer retention, direct mail response, "help" line support, and customer order processing. Certain customer care services utilize specialized customer service representatives, such as licensed insurance agents and licensed pharmacists, capable of responding to inquiries requiring subject matter expertise.

        Customer care services involve the receipt, identification and routing of calls from a client's customers or prospects to the appropriate APAC customer service representatives. The caller typically uses a toll-free number to request product or service information, place an order for a product or service or obtain assistance regarding a client's products or services. APAC utilizes automated call distributors and digital switches to identify each inbound call by number and route the call to an APAC customer service representative trained for the client's specific program. Simultaneously with receipt of the call, the customer service representative's computer screen displays customer, product and service information relevant to the call. The Company reports information and results captured during the call to its client for order processing, customer service and database management.

        Customer acquisition.    Customer acquisition services involve an APAC sales representative calling a consumer or business prospect to offer the client's products or services. APAC receives prospect information electronically from its clients. APAC's data management system sorts the prospect information and delivers it to one or more of its Customer Interaction Centers. Computerized call-management systems utilizing predictive dialers automatically dial the telephone numbers, determine if a live connection is made, and present connected calls to sales representatives who have been specifically trained for the client's program. When a call is presented, the prospect's name, other information about the prospect and the program script simultaneously appear on the sales representative's computer screen. The sales representative then uses the script to solicit an order for the client's product or service or to request information, which will be added to the client's customer database. APAC's systems also often permit on-line monitoring of marketing campaigns, thereby allowing its clients to review performance and refine programs while in progress.

Clients

        APAC directs its business development efforts primarily towards large companies with substantial customer care and/or customer acquisition needs. APAC often targets those companies that operate in high cost metropolitan areas, that are currently utilizing inefficient or expensive technology in their customer service and/or acquisition operations, or that have the greatest need for increased efficiencies.

        The Company's ten largest clients collectively accounted for 66.6% of the Company's net revenue in fiscal 2002. AT&T Broadband, which was acquired by Comcast Corporation ("Comcast") in December 2002, provided 11.6% of the Company's net revenues in 2002. When the Company's net revenues from AT&T Broadband, a former division of AT&T Corp., are aggregated with other revenues from AT&T Corp in 2002, the combined revenues for AT&T Corp. in 2002 accounted for 15.3% of the Company's net revenues. Two other clients were each responsible for over 10% of the Company's net revenues in 2002; United Parcel Service General Services, Inc. ("UPS") accounted for 12.6% of the Company's net revenues and Citigroup, Inc., accounted for 10.8% of the Company's net revenues.

        For Comcast, APAC answers calls from consumers of cable and other service offerings. The Company also initiates calls in connection with Comcast's sales campaigns for cable and digital telephony subscription services. For UPS, the Company receives and resolves customer service inquiries and handles calls made in response to UPS' marketing efforts. The Company's contract with UPS is a facilities management contract, under which the Customer Interaction Center where the work is performed is owned by UPS, but is staffed and managed by the Company. For Citigroup the Company provides sales and service for Citigroup's credit card division involving both existing and new Citigroup credit card members. See "Client Concentration; Contract Terms; Client Industries" in "Information Regarding Forward-Looking Statements" in Part II.

Client Contracts

        APAC provides services to its clients pursuant to written contracts, which generally provide for engagements of one to four years. Most client contracts for customer care services require adherence to a termination schedule allowing for the gradual reduction of services over a three- to six-month period in the event of termination. Contracts for customer acquisition services may generally be terminated or modified on short notice. The Company has, however, historically established long-term relationships with many of the clients for which it provides such services.

        The client contracts generally require that clients be billed for the Company's services on the basis of time spent by the Company representatives providing services. The Company's services are also occasionally priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate. The Company's performance against such standards may provide bonus opportunities or conversely may subject the Company to penalties. See "Client Concentration; Contract Terms; Client Industries" in "Information Regarding Forward-Looking Statements" in Part II.

Capacity Utilization

        The Company's profitability is influenced significantly by its Customer Interaction Center capacity utilization. Customer care services tend to be utilized primarily during normal business hours on weekdays and to a limited extent on weekends. Customer acquisition services tend to be utilized primarily in the early evening hours on weekdays and to a limited extent on weekends. To maximize capacity utilization, the Company is increasingly operating its centers as "blended"—introducing customer care programs into centers formerly dedicated to customer acquisition services and vice versa. The Company closely monitors the capacity utilization of its Customer Interaction Centers and considers the costs associated with maintaining excess capacity in relationship to the flexibility needed to quickly respond to incremental client demands.

Technology

        APAC integrates call interaction management, database marketing and management information systems within its Customer Interaction Centers. APAC's multichannel customer relationship management platform, known as e.PAC®, is a best-of-breed application that leverages off-the-shelf applications, in-house developed software, and integrated reporting. e.PAC® provides a 360-degree view of the customer through the use of an integrated routing layer and a contact management application layer. Multiple communications channels are linked into the contact management layer to allow clients' customers to contact APAC using any communication medium they choose, including voice, e-mail, internet chat and web collaboration. e.PAC® incorporates PC-based workstations, object-oriented software modules, relational database management systems, call tracking and workforce management systems, computer telephony and internet based services integration.

        The Company has developed a UNIX-based computer system, which utilizes a "hub and spoke" configuration to electronically link each Customer Interaction Center's systems to the Company's data center. This architecture system provides the Company with the flexibility to integrate its client server and mid-range systems with the variety of systems maintained by its clients. By integrating with its clients' systems, APAC is able to receive calls and data directly from its clients' in-house systems, forward calls to its clients' in-house telephone representatives when appropriate, and report, on a real-time basis, the status and results of the Company's services. APAC's custom software is built on Oracle's relational database technology, which enables the Company to design tailored software applications.

Sales and Marketing

        The Company utilizes a targeted approach to identifying new clients and additional needs of existing clients. The Company markets its services by targeting companies for proactive development of industry specific solutions, expanding relationships with existing clients, responding to requests for proposals, pursuing client referrals and participating in trade shows and advertising in business publications. The Company believes its increasingly consultative approach will enhance its ability to successfully identify additional business opportunities and secure new business.

Human Resources

        The Company believes a key component of APAC's success is the quality of the services provided by its employees. Therefore, the Company continually refines its systematic approach to hiring, training and managing qualified personnel. APAC Customer Services locates Customer Interaction Centers primarily in small to mid-sized communities in an effort to lower its operating costs and attract employees. The Company's goal is to hire employees who can be trained to provide the best quality services at the lowest cost to the Company. At each Customer Interaction Center, the Company utilizes a management structure designed to ensure that its sales and service representatives are properly supervised, managed and trained.

        The Company offers extensive classroom and on-the-job training programs for its employees, including instruction about the client and its product and service offerings as well as proper telephone-based sales or customer service techniques. Once hired, each new sales and service representative receives on-site training lasting from two to over twenty days. The amount of initial training each employee receives varies depending upon the nature of the services being offered for the client to which the representative will be assigned. In addition, the Company offers one and two week courses to its sales and service representatives who are preparing for the insurance agent license exam.

        The Company had approximately 9,400 full-time and 3,200 part-time employees for a total of 12,600 employees on March 14, 2003. None of APAC's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

Quality Assurance

        Since APAC's services involve direct contact with its clients' customers, the Company's reputation for quality service is critical to acquiring and retaining clients. Therefore, the Company and its clients monitor the Company's sales and service representatives for strict compliance with the client's scripts, and also to maintain quality and efficiency. The Company also regularly measures the quality of its services by benchmarking such factors as client satisfaction, customer service levels, average handle times, first call resolutions, sales per hour and average speed of answer. The Company is able to provide clients with status reports on a real-time basis and can transmit summary data and captured information electronically to clients. This data enables APAC and its clients to modify or enhance ongoing services to improve quality and effectiveness.

Competition

        The industry in which the Company operates is competitive and highly fragmented. APAC's competitors range in size from very small firms offering specialized applications or short-term projects, to large independent public firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's. In-house telemarketing, customer relationship management and customer service organizations comprise by far the largest segment of the industry. Customer care and acquisition services are also being provided offshore, including India, the Philippines, the Caribbean and other locations. Such services are being offered by certain of the competitors described earlier and by locally owned operators providing services directly into the U.S. market as well.

        In addition, some of the Company's services also compete with other forms of direct marketing such as mail, email, television and radio. The Company believes that the principal competitive distinctions in the industry are reputation for quality, performance against client metrics, price, technological expertise, scalability and the ability to provide clients with customized solutions quickly.

Financial Information About Industry Segments

        In 2001, the Company combined its operations into one unit, utilizing many of its Customer Interaction Centers to provide both customer care and customer acquisition services. It therefore became impracticable to continue to separate results of these two service offerings as was done in prior years. Accordingly the Company no longer presents operating results in reportable segments.

Government Regulation

        Telephone sales practices are regulated at both the Federal and state level. The Federal Communications Commission's (the "FCC") rules under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of certain automated sequential telephone-dialers for consumer solicitations. In addition, the FCC's rules require the maintenance of a list of residential consumers who have stated that they do not want to receive telephone solicitations and require that such telephone solicitor cease making calls to such consumers' telephone numbers. On September 18, 2002, the FCC issued a Notice of Proposed Rulemaking, seeking public comment on whether the FCC should amend the TCPA with respect to the use of automated dialers, pre-recorded messages and unsolicited telephone solicitations. Additionally, the FCC's Notice invited comment on the adoption of additional rules concerning privacy and on the FCC's creation of a national "do-not-call" list.

        The Federal Telemarketing Consumer Fraud and Abuse Protection Act of 1994 (the "TCFAPA") authorizes the Federal Trade Commission (the "FTC") to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC's initial Telemarketing Sales Rule (the "TSR") went into effect in January 1996. The original TSR applies to most direct sales calls and generally prohibits a variety of deceptive, unfair or abusive practices in such sales. On January 29, 2003, the FTC promulgated amendments to the TSR. The amended TSR establishes a national do-not-call registry and prohibits any company within the FTC's jurisdiction, including the Company, from calling any individuals who have placed their names on such registry. The do-not-call registry provision contains an exception, authorizing companies and their agents to place calls to individuals with whom they have an existing business relationship. The amended TSR also imposes restrictions on the use of pre-acquired account information when such information is to be used for billing purposes, requires the transmittal of name and telephone number information for recognition by customers' caller identification systems, and prohibits the abandonment of calls unless certain safe harbor provisions are satisfied. Companies that violate the amended TSR may be subject to enforcement action by the FTC, civil action by any state attorney general on behalf of the state's residents, and civil action by private persons adversely affected by the violation.

        On February 28, 2003, President Bush signed into law an omnibus appropriations bill that provides funding to the FTC to develop its national "do-not-call" registry and has also signed into law HR395 which grants authority to the FTC to charge and collect fees for access to the registry. The FTC anticipates that the "do-not-call" program will be in effect in September 2003. The caller identification requirements of the amended TSR are not scheduled to be effective until January 29, 2004. Except for the caller identification and "do-not-call" provisions, the remaining sections of the amended TSR will be effective March 31, 2003.

        Two separate lawsuits seeking to invalidate the amended TSR have been filed against the FTC in federal court. The plaintiffs, trade organizations and corporations subject to the amended TSR, allege that the amendments to the TSR exceed the FTC's statutory authority and violate the First Amendment to the United States Constitution. The plaintiffs also allege that the FTC has not demonstrated that the original TSR and existing state regulations are ineffective at resolving the FTC's stated concerns.

        In addition to the Federal legislation and regulations, there are numerous state statutes and regulations governing telephone sales activities, which do, or may, apply to the Company. For example, a majority of states have created statewide "do-not-call" registries, which prohibit contacts of those registered with the state. Additional trends include restrictions on the methods and timing of calls, restrictions on the percentage of abandoned calls generated by automated telephone-dialing equipment and mandated disclosures during the course of a call. States have also begun to consider legislation prohibiting telemarketers from using any method or device to block consumers' use of caller identification devices.

        In addition to the laws regulating telephone sales activity, Federal and state laws and regulations govern consumer privacy and the collection and use of consumer data. Key Federal laws include the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act. There is increasing Federal and state interest in privacy protections, some aspects of which could impose additional regulatory pressure on the business of the Company's clients and, less directly, on the Company's business.

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

Available Information

        The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the Internet at the SEC's website at www.sec.gov; you may also read and copy any document APAC files at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Information regarding the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

        The Company's principal Internet address is www.apaccustomerservices.com. As soon as reasonably practicable after filing its reports with the SEC, the Company provides access to such reports on its website.

Item 2.    Properties

        The Company leases approximately 91,000 square feet of office space in Deerfield, Illinois. The term of this lease expires in August 2008. This space houses corporate headquarters, a technology demonstration center and a Customer Interaction Center. The Company has approximately 79,000 square feet of office space in Cedar Rapids, Iowa. This office space is located on all or part of six floors, which are owned by the Company, and is part of an office condominium. The Company also has approximately 87,000 square feet of office space in Omaha, Nebraska. The lease for the Omaha office space expires in August 2007. Approximately 49,000 square feet of this space is sublet. The Company has 22,000 square feet of office space in Atlanta, Georgia. The lease for the Atlanta space expires in December 2004. The Atlanta space has been sublet.

        The Company also leases the facilities listed below, except for the Eau Claire and Newport News facilities, which are not leased by the Company, but are managed, staffed and operated by the Company on behalf of its clients. As of December 29, 2002, the Company operated the following customer interaction centers and workstations:

Customer Interaction Centers

Location	Date Opened or Acquired	Number of Workstations
Dubuque, Iowa	September, 1990	112
Clinton, Iowa	October, 1990	80
Burlington, Iowa	October, 1991	80
Ottumwa, Iowa	November, 1993	144
Decorah, Iowa	January, 1994	80
Fort Madison, Iowa	March, 1994	112
Mason City, Iowa	December, 1994	96
Newport News, Virginia	August, 1995	717
Cedar Rapids, Iowa	November, 1995	162
Kewanee, Illinois	February, 1996	96
Quincy, Illinois	February, 1996	96
Rock Falls, Illinois	March, 1996	96
Jacksonville, Illinois	April, 1996	96
Canton, Illinois	May, 1996	96
Pekin, Illinois	May, 1996	88
Waterloo, Iowa	October, 1996	304
Corpus Christi, Texas	October, 1996	793
Alton, Illinois	December, 1996	152
Marion, Illinois	December, 1996	192
LaCrosse, Wisconsin	May, 1997	350
Lawton, Oklahoma	May, 1998	120
Oklahoma City, Oklahoma	May, 1998	386
Omaha, Nebraska	May, 1998	323
St. Joseph, Missouri	May, 1998	96
Westminster, Oklahoma	May, 1998	184
Davenport, Iowa	September, 1998	656
Utica, New York	December, 1998	405
Deerfield, Illinois	October, 1999	20
Greenbay, Wisconsin	October, 2000	465
Eau Claire, Wisconsin	December, 2000	177
Tucson, Arizona	June, 2001	629
Wichita, Kansas	December, 2002	120

Total		7,523

        The Company closed or combined sixteen Customer Interaction Centers and transitioned one center under a facility management contract in fiscal 2002 resulting in the elimination of 3,045 workstations. During fiscal 2002, the Company opened a new Customer Interaction Center in Wichita, Kansas. The leases of the Customer Interaction Centers have terms ranging from two to twelve years and typically contain renewal options and early termination buyouts.

        In December 2002, the Company leased approximately 16,000 square feet in the Philippines. The space is under build out construction and is presently scheduled to commence operation in the second quarter of 2003.

        Management believes that APAC's facilities are maintained in good condition and are generally suitable and of sufficient capacity to support APAC's current business operations. APAC's management believes that capacity can be expanded or contracted relatively quickly to accommodate changes in the Company's operations.

Item 3.    Legal Proceedings

        The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position, liquidity or annual results of operations, although no assurance to that effect can be given.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of the Registrant

        The executive officers of the Company are as follows:

Name	Age	Position
Theodore G. Schwartz	49	Chairman, Director and Chief Executive Officer
Kenneth R. Batko	52	Vice President and Controller
Andrew J. Bosko	40	Group Vice President, Sales
Richard L. Frederick	53	Senior Vice President, Human Resources
Carlos E. Galarce	42	Senior Vice President and Chief Information Officer
Daniel S. Hicks	38	Senior Vice President, Relationship Management
David J. LaBonte	53	Senior Vice President, Operations
Marc T. Tanenberg	51	Senior Vice President, Chief Financial Officer and Treasurer
Linda R. Witte	50	Senior Vice President, General Counsel and Secretary

        Theodore G. Schwartz has served as the Company's Chairman since its formation in May 1973 and resumed the position of CEO effective May 2001.

        Kenneth R. Batko joined the Company in March 2000 as Vice President and Controller. From November 1997 to February 2000 Mr. Batko was Vice President, Corporate Controller of GeoLogistics Corporation. Mr. Batko was employed by Anixter International Inc. from June 1982 through October 1997 where he held various positions, most recently Assistant Controller. Prior to June 1982 Mr. Batko was employed as a manager by Ernst & Young LLP. Mr. Batko is a Certified Public Accountant.

        Andrew J. Bosko joined the Company in October 2002 as Group Vice President, Sales. Prior to joining the Company, Mr. Bosko was Vice President, Worldwide Sales for Clear Communications from November 1999 through September 2002. From July 1995 to October 1999, Mr. Bosko held various positions with Convergys Corporation, most recently Vice President, Sales.

        Richard L. Frederick joined the Company as Senior Vice President, Human Resources in October 2002. From September 2000 to March 2002, Mr. Frederick was Executive Vice President, Human Resources for Mutual of Omaha. From September 1998 to August 2000, Mr. Frederick was employed as Senior Vice President, Human Resources by Catholic Healthcare Partners. From May 1985 to August 1998, Mr. Frederick held various positions at TRW, Inc. most recently as Director of Human Resources.

        Carlos E. Galarce, Senior Vice President and Chief Information Officer joined the Company in November 1999. From October 1997 through October 1999, Mr. Galarce was Director, Information Technology for Sears, Roebuck and Co. Home Services Division. From October 1995 through September 1997, Mr. Galarce was Division Vice President for Automatic Data Processing, Dealer Service Division. Prior to October 1995, Mr. Galarce was Director of Development—Auburn Hills Region, Automatic Data Processing.

        Daniel S. Hicks, Senior Vice President, Relationship Management, joined the Company in May 1998. Prior to joining the Company, Mr. Hicks was Vice President of Account Management for ITI Marketing Services from January 1995 to May 1998. From 1993 to 1995, Mr. Hicks was the Director of Vendor Management for Time, Inc.

        David J. LaBonte, Senior Vice President, Operations, joined the Company in April 1997. Mr. LaBonte has served as Director of Client Services, Vice President, Operations and Group Vice President. From September 1993 through March 1997, Mr. LaBonte was employed by Montgomery Ward where he held numerous positions, most recently as Director of Merchandising for the Lechemere Division. Prior to Montgomery Ward, Mr. LaBonte was employed by General Electric from April 1973 through August 1993.

        Marc T. Tanenberg joined the Company in August 2001 as Senior Vice President and Chief Financial Officer. From November 1993 to August 2001, Mr. Tanenberg was employed by International Jensen Incorporated where he held a variety of positions, most recently as Executive Vice President—Operations and Chief Financial Officer. Mr. Tanenberg is a Certified Public Accountant.

        Linda R. Witte, Senior Vice President, General Counsel and Secretary, joined the Company in June 1999. From July 1997 to May 1999, Ms. Witte was Senior Vice President, General Counsel and Secretary of Beloit Corporation, an 80% owned subsidiary of Joy Global, Inc. Prior to that, Ms. Witte was Vice President and General Counsel of Wheelabrator Water Technologies, Inc. a division of Waste Management, Inc. Before joining Waste Management, Ms. Witte was a partner in Jenner & Block, a national law firm headquartered in Chicago, IL.

PART II

Item 5.    Market for Registrant's Common Equity and Related Share Owner Matters

        The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "APAC." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Shares as reported on the Nasdaq National Market during such period.

	High	Low
Fiscal 2002:
First Quarter	$3.34	$2.17
Second Quarter	$6.18	$2.90
Third Quarter	$5.99	$2.34
Fourth Quarter	$3.18	$2.20
	High	Low
Fiscal 2001:
First Quarter	$6.00	$3.14
Second Quarter	$5.25	$2.45
Third Quarter	$3.27	$1.55
Fourth Quarter	$3.52	$1.42

        As of March 14, 2003, there were 262 holders of record of the Common Shares. The Company did not pay any dividends on its Common Shares in fiscal years 2002 or 2001. The Company currently intends to retain future earnings to finance its growth and development and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Current Credit Agreement (defined in the Liquidity Section of Management's Discussion and Analysis of Financial Condition and Results of Operations) restricts the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors the Board of Directors considers appropriate.

Item 6.    Selected Financial Data

APAC CUSTOMER SERVICES, INC.

SELECTED FINANCIAL DATA

	For the Fiscal Years Ended(1)
	December 29, 2002	December 30, 2001	December 31, 2000	January 2, 2000	January 3, 1999
	(In thousands, except per share and selected data)
OPERATING DATA:
Net revenue	$371,198	$428,844	$464,355	$427,645	$425,028
Cost of services(2)	295,874	356,221	359,669	347,005	353,979
Selling, general and administrative expenses	50,283	56,967	59,921	50,445	56,230
Restructuring and other charges(3)	8,139	9,004	8,689	7,600	9,000
Asset impairment charges(4)	1,005	8,608	—	—	71,172

Operating income (loss)	15,897	(1,956)	36,076	22,595	(65,353)
Interest expense, net	6,485	7,778	9,350	13,365	8,139
Income taxes (benefit)	3,218	(4,770)	10,056	3,580	(5,200)

Income (loss) from continuing operations	6,194	(4,964)	16,670	5,650	(68,292)
Gain (loss) from discontinued operations(5)	—	—	511	—	(11,028)

Net income (loss)	$6,194	$(4,964)	$17,181	$5,650	$(79,320)

Net income (loss) per share:
Basic:
Continuing operations	$0.13	$(0.10)	$0.35	$0.12	$(1.40)
Discontinued operations	—	—	0.01	—	(0.23)

Net Income (loss)	$0.13	$(0.10)	$0.36	$0.12	$(1.63)

Diluted:
Continuing operations	$0.13	$(0.10)	$0.33	$0.12	$(1.40)
Discontinued operations	—	—	0.01	—	(0.23)

Net Income (loss)	$0.13	$(0.10)	$0.34	$0.12	$(1.63)

Weighted average shares outstanding:
Basic:	49,244	48,780	48,286	47,341	48,609
Diluted:	49,415	48,780	50,952	47,822	48,609

	For the Fiscal Years Ended(1)
	December 29, 2002	December 30, 2001	December 31, 2000	January 2, 2000	January 3, 1999
	(In thousands, except per share and selected data)
BALANCE SHEET DATA:
Cash and cash equivalents	$14,530	$21,213	$41,192	$18,876	$3,543
Net assets of discontinued operations(5)	—	—	—	10,028	7,096
Working capital	37,367	27,793	51,060	51,957	17,748
Capital expenditures	6,494	8,971	15,236	7,789	17,076
Total assets	149,394	183,710	231,795	236,480	267,502
Long-term debt, less current maturities	28,872	42,968	84,483	115,987	132,427
Shareholders' equity	76,427	67,997	73,811	48,622	41,824
STATISTICAL DATA: (UNAUDITED)
Number of Customer Interaction Centers(6)	32	48	57	59	77
Number of workstation(6)	7,523	10,208	10,522	10,866	12,720
Net Revenue per workstations(7)	$39,479	$41,563	$43,848	$37,300	$37,640

NOTES:

(1)
The Company operates on a 52/53-week fiscal year that ends on the Sunday closest to December 31. Fiscal 1998, which ended January 3,1999, is the only period presented that consists of 53 weeks.

        The fiscal years presented are as follows:

Fiscal Year	Fiscal Year End
1998	January 3, 1999
1999	January 2, 2000
2000	December 31, 2000
2001	December 30, 2001
2002	December 29, 2002
(2)
The Company reversed $1.4 million in fiscal 2000 and $4.9 million in fiscal 1999, respectively, of accrued telephone charges originally recorded in the fourth quarter of fiscal 1998. This reversal resulted from the Company negotiating favorable dispositions of costs associated with certain guaranteed minimum usage telecommunications contracts. Excluding both the charge in fiscal 1998 and the reversals in fiscal 2000 and fiscal 1999, cost of services were $361.1 million in 2000 and $351.9 million in fiscal 1999 compared to $347.7 million in fiscal 1998.

(3)
Restructuring and other charges in fiscal 2002 primarily related to the closing of sixteen Customer Interaction Centers, the transition of one center under a facility management contract and the reversal of $0.3 million related to prior year restructuring charges not utilized. Restructuring and other charges in fiscal 2001 related to the closing of seven Customer Interaction Centers and charges associated with the settlement of litigation and additional bad debt provisions. Fiscal 2000 includes other charges related to costs in the area of people, technology and the move to the new headquarters in Deerfield, Illinois. Fiscal 1999 includes restructuring charges related to a program to close 24 Customer Interaction Centers and to reduce the supporting salaried workforce. Restructuring charges in fiscal 1998 related to a similar program to close Customer Interaction Centers, reconfigure certain administrative support facilities and reduce the salaried workforce.

(4)
Asset impairment charges in fiscal 2002 and fiscal 2001 of $1.0 million and $8.6 million, respectively, related to the write-off of certain non-performing IT hardware and software costs and, in 2002, certain telecommunications equipment. The asset impairment charges in fiscal 1998 consist of $69.7 million for the write-down of long-lived assets acquired with the purchase of ITI Holdings, Inc. ("ITI") in May 1998, and $1.5 million of capitalized software abandoned by the Company during the year.

(5)
In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. ("Paragren") (representing substantially all of the assets of Paragren). Accordingly, Paragren was reported as a discontinued operation, and the consolidated financial statements were reclassified to segregate the net assets and operating results of the business. Fiscal 2000 includes a gain of $0.5 million, net of $0.3 million of income tax expense related to the sale of Paragren in January 2000. For fiscal year 1999, Paragren's net loss from discontinued operations of $5.5 million was offset by the provision for anticipated losses established in fiscal 1998. In fiscal 1998, the reported loss from discontinued operations includes an estimated loss on disposal of $8.4 million, net of income tax benefit of $1.1 million.

(6)
Represents the number of Customer Interaction Centers and workstations in service as of the end of each fiscal year.

(7)
Net revenue per workstation was based on the weighted average number of workstations in service for each of the fiscal years presented. Net revenue per workstation, exclusive of revenue earned from client-owned workstations managed for the Company's clients, was as follows: $41,345, 2002; $43,583, 2001; $45,913, 2000; $39,350, 1999 and $41,372, 1998. The Company's net revenue from the management of client-owned workstations is less than net revenue from the management of Company-owned workstations because the Company does not have the investment in facilities and technology required to provide the teleservices to client-owned facilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company consists of a single operating segment that offers customer interaction solutions to its clients. The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

        The following table sets forth statements of operations data as a percent of net revenue from services performed by the Company for the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 (fiscal 2002, fiscal 2001 and fiscal 2000, respectively).

	2002	2001	2000
Net revenue:	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	79.7	83.1	77.4
Selling, general and administrative expenses	13.5	13.3	13.0
Restructuring and other charges	2.2	2.1	1.8
Asset impairment charges	.3	2.0	—

Total operating expenses	95.7	100.5	92.2

Operating income (loss)	4.3	(0.5)	7.8
Interest expense, net	1.7	1.8	2.0

Income (loss) from continuing operations before income taxes	2.6	(2.3)	5.8
Provision (benefit) for income taxes	.9	(1.1)	2.2

Income (loss) from continuing operations	1.7	(1.2)	3.6
Gain from discontinued operations, less income tax provision	—	—	0.1

Net income (loss)	1.7%	(1.2)%	3.7%

Fiscal 2002 Compared to Fiscal 2001

        Net revenue decreased 13.4% to $371.2 million in fiscal 2002 from $428.8 million in fiscal 2001, a decrease of $57.6 million. The revenue decline for fiscal 2002 was attributable primarily to three clients: Aegon, UPS and Qwest. Aegon volume decreased primarily due to a substantial reduction of customer acquisition services provided by the Company. UPS revenues declined as a result of the closure of one center and transition of another center in accordance with a new multi-year agreement. Qwest volume was lower than the prior year due to Qwest's decision to cut back customer acquisition spending.

        Cost of services decreased $60.3 million in fiscal 2002, or 16.9%, to $295.9 million from $356.2 million in fiscal 2001. This decrease was primarily the result of volume related reductions, increased labor efficiencies, continued reduction of overhead spending, savings associated with center closings and higher capacity utilization.

        Selling, general and administrative expenses decreased to $50.3 million in fiscal 2002 from $57.0 million in fiscal 2001, a decrease of $6.7 million or 11.8%. Expenses declined from the prior year primarily due to lower salary expenses in fiscal 2002 resulting from headcount reductions related to restructuring activities and the elimination of goodwill amortization of $1.8 million from the adoption of SFAS No. 142. As a percent of net revenue, selling, general and administrative expenses were 13.5% in fiscal 2002 versus 13.3% in fiscal 2001 due to the effect of lower volumes on certain fixed expenses.

        In fiscal 2002, the Company closed a total of sixteen Customer Interaction Centers and transitioned one center under a facility management contract. As a result, the Company recorded restructuring charges of $8.3 million which included $2.6 million of employee severance costs related to approximately 900 employees, $2.9 million for the write down of property and equipment and $2.8 million of lease termination and other costs. Cash charges totaling $2.4 million relating to the restructuring have been paid through December 29, 2002. The remaining $3.0 million of cash charges, primarily related to lease termination costs, is payable over the next two years.

        The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001 related to the closing of seven Customer Interaction Centers. This charge included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs related to 900 employees and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of $5.5 million have been paid through December 29, 2002, and $0.2 million will be paid during the remainder of fiscal 2003 and thereafter. In 2002, $0.3 million of this amount, which was not utilized, was reversed into income in restructuring charges.

        Other charges of $0.1 million associated with other center downsizings were recorded in the second quarter of fiscal 2002. In the second quarter of fiscal 2001, the Company recorded $2.4 million associated with the settlement of litigation and additional bad debt provisions.

        Asset impairment charges of $1.0 million recorded in fiscal 2002 primarily related to the write off of telecommunications equipment and IT software. In the second quarter of fiscal 2001, the Company recorded $8.6 million of asset impairment charges related to the write off of IT hardware and software costs.

        The Company generated operating income of $15.9 million in fiscal 2002 compared to a loss of $2.0 million for fiscal 2001. The increase is primarily due to the higher gross profit margins in fiscal 2002, a reduction of selling, general and administrative expenses, as previously discussed, and an $8.5 million decrease in restructuring, other and asset impairment charges in comparison to fiscal 2001. Fiscal 2002 was also favorably impacted by the elimination of goodwill amortization, totaling $1.8 million in fiscal 2001, as a result of the adoption of Financial Accounting Standard No. 142.

        Net interest expense for fiscal 2002 decreased $1.3 million from fiscal 2001. This decrease reflects a net $44.9 million reduction in debt from the end of the comparable period in fiscal 2001 to the end of fiscal

2002. Interest expense for fiscal 2002 includes $1.2 million related to the write-off of unamortized finance charges and the cost of unwinding a swap agreement in conjunction with the refinancing of the Company's bank debt. Net interest expense is expected to decline further in fiscal 2003 due to lower levels of outstanding debt and more favorable rates.

        The Company's effective income tax rate is 34.2% for fiscal 2002, versus a 49.0% benefit in the prior year period, which included the net favorable impact of tax adjustments of 17.5% related to the finalization and filing of the 2000 income tax returns.

Fiscal 2001 Compared to Fiscal 2000

        Net revenue decreased 7.6% to $428.8 million in fiscal 2001 from $464.4 million in fiscal 2000, a decrease of $35.6 million. The decrease was primarily the result of a reduction in market spending by certain telecommunications and financial services clients, the loss of certain clients and reduction in volumes under other client programs, partially offset by revenue growth principally from two significant new clients.

        Cost of services decreased $3.5 million in fiscal 2001, or 1.0%, to $356.2 million from $359.7 million in fiscal 2000. This decrease was primarily the result of volume related reductions substantially offset by higher wage rates, increased training related to new clients and center consolidation, additional operating costs associated with certain clients and excess workstation capacity in the first half of fiscal 2001. Cost of services in fiscal 2000 includes the reversal of $1.4 million of accrued telephone charges recorded in the fourth quarter of 1998. Cost of services for fiscal 2001 decreased $4.9 million or 1.4% versus fiscal 2000 absent this reversal.

        Selling, general and administrative expenses decreased $2.9 million, or 4.9%, to $57.0 million in fiscal 2001 from $59.9 million in fiscal 2000. This decrease was primarily due to the strategic cost savings initiatives implemented early in the second half of fiscal 2001. As a percent of net revenue, selling, general and administrative expenses were 13.3% in fiscal 2001 versus 13.0% in fiscal 2000. The percentage increase was due to a reduction in revenues disproportionately higher than the decrease in headcount and administrative expenses related to the general volume shortfall.

        The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001. These costs related to the closing of seven Customer Interaction Centers. This charge included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs related to 900 employees and $1.9 million of lease termination and other costs.

        Restructuring and other charges, including $2.4 million associated with the settlement of litigation and additional bad debt provisions, were recorded in the first half of fiscal 2001. Restructuring and other charges in the same period of 2000 were $8.7 million.

        The Company generated an operating loss of $2.0 million for fiscal 2001 compared to $36.1 million of operating income for fiscal 2000. This decrease was primarily the result of reduced revenue, higher wages and training expenses related to new clients, excess capacity in the first half of fiscal 2001 and an increase of $8.9 million of restructuring and other charges and asset impairment charges in fiscal 2001.

        Net interest expense for fiscal 2001 decreased by $1.6 million compared to fiscal 2000. This decrease reflects the $30.0 million reduction in the term loan during fiscal 2001, and positive results from the Company's working capital management efforts partially offset by lower interest income associated with a reduction in rates and investment balances.

        The Company's effective income tax rate benefit is 49.0% for fiscal 2001, compared to a 37.6% effective income tax expense rate for fiscal 2000. The change in the effective rate is primarily the result of net favorable benefits related to the finalization and filing of 2000 tax returns which increased the tax benefit for 2001.

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

Revenue recognition

        The Company recognizes customer services revenue as services are performed for our clients in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition". The client contracts generally require that clients be billed for the Company's services on the basis of time spent by the Company representatives providing services. The Company's services are also occasionally priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate. The Company's performance against such standards may provide bonus opportunities or conversely may subject the Company to penalties, which are recognized as earned or incurred.

Accounting for long-lived assets

        The Company has approximately $70.7 million of long-lived assets as of December 29, 2002. These assets consist primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives, salvage values and impairment charges. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software would result in a write-off of the net book value of these affected assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their estimated fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company's operations and estimated salvage values.

        The Company adopted SFAS No. 142, "Goodwill and Other Tangible Assets", for fiscal 2002 and, therefore, ceased amortizing goodwill in accordance with this standard. As part of this adoption, assembled workforce of $1.7 million was reclassified to goodwill. Goodwill amortization in fiscal 2001 and 2000, as defined under this standard, was approximately $1.8 million. Had this standard been implemented in fiscal

2000, net income and earnings per share for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, would have been:

	2002	2001	2000
Net income (loss) as reported	$6,194	$(4,964)	$17,181
Plus amortization expenses	—	1,804	1,838

Pro forma net income (loss)	$6,194	$(3,160)	$19,019

Earnings (loss) per diluted share as reported	$0.13	$(0.10)	$0.34
Plus amortization expense	—	$0.04	$0.03

Pro Forma earnings (loss) per diluted share	$0.13	$(0.06)	$0.37

        The annual amortization expense related to intangible assets, which continue to be amortized, is $2.3 million in fiscal 2002, and each year thereafter for the next seven years.

        As part of the implementation process for SFAS No. 142, the Company performed a test of goodwill by establishing fair value of the Company using discounted cash flows. Based on the results of the test, no impairment charge was required. Additionally, the Company performed a similar test of goodwill at the end of fiscal 2002 and determined that no impairment existed as of that date.

Allowance for doubtful accounts

        The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and a general allowance for all other receivables based on their age and collection history.

Accounting for employee benefits

        The Company records an accrued liability for group health and workers compensation based on an estimate of claims incurred but not reported as well as asserted claims at the end of the year. This estimate is derived from analysis performed by actuaries hired by the Company who have expertise in this area. However, although these estimates are generally reliable, changes in the employee mix and unforeseen events could result in an adjustment to these estimates.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard Number 143, "Accounting for Asset Retirement Obligations"

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has adopted this statement for fiscal 2003 but does not believe the impact of adopting this statement will have a material effect on its results of operations.

Statement of Financial Accounting Standard Number 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections"

        In April 2002, FASB issued SFAS No. 145, which eliminates the current requirement that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows and intends to adopt SFAS No. 145 for the 2003 fiscal year.

Statement of Financial Accounting Standards Number 146, "Accounting for Cost Associated with Exit or Disposal Activities"

        In June 2002, the FASB issued SFAS No. 146, which changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

Financial Accounting Standards Board Interpretations No. 45 and 46

        In November of 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others". FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have any significant accounting implications, as the majority of its commitments are on behalf of the Company and its subsidiaries. The Company has adopted the disclosure requirements of FIN No. 45 effective December 29, 2002.

        On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the primary beneficiary). The transitional disclosure requirements of FIN No. 46 take effect immediately and are required in all financial statements initially issued after January 31, 2002, if certain conditions are met. The Company does not have any variable interest entities and therefore, FIN No. 46 will not impact its financial statements.

Liquidity and Capital Resources

        The following table sets forth consolidated statements of cash flow data for the Company for years ended December 29, 2002, December 30, 2001, and December 31, 2000, respectively.

	2002	2001	2000
Net cash provided by operating activities	$42.8	$19.4	$41.4
Net cash provided (used) by investing activities	(6.5)	(6.2)	1.7
Net cash used by financing activities	(43.0)	(33.2)	(20.8)

Net increase (decrease) in cash	$(6.7)	$(20.0)	$22.3

        In fiscal 2002, cash from operating activities increased $23.4 million versus fiscal 2001 primarily as a result of a $13.0 million decrease in accounts receivable from year-end and improved cash generated from operations. Receivables declined in fiscal 2002 due to a reduction in sales. Days sales outstanding at year end remained unchanged at 53 in fiscal 2002 from fiscal 2001. Cash generated from operations benefited from higher margins and reduced cash restructuring charges.

        Net cash used by investing activities increased $0.3 million from the same period of fiscal 2001 as capital expenditures of $9.0 million in fiscal 2001 were partially offset by $2.8 million of proceeds from the sale of Paragren. Capital expenditures of $6.5 million in fiscal 2002 were primarily due to the purchase of IT hardware and software and equipment. Capital expenditures in the same period of fiscal 2001 related to IT hardware, software and expansion into a new center.

        On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement ("Current Credit Agreement") replacing the previous Amended and Restated Credit Facility ("Previous Credit Facility"). Under the terms of the Current Credit Agreement, the Company has a revolving credit facility, which expires December 2005. The facility initially provides $65.0 million of credit availability. Beginning on March 31, 2003, the facility will be reduced by $1.25 million of availability each quarter until the facility reaches $55.0 million at December 31, 2004. Availability is also reduced by outstanding borrowings and any outstanding letters of credit. As of December 29, 2002, there were $27.5 million of outstanding borrowings under the facility and approximately $6.0 million were utilized through the issuance of standby letters of credit primarily to support self-insurance reserves. Net availability as of December 29, 2002, under the Current Credit Agreement was $31.5 million. Additionally, the Company maintained $14.5 million of cash and cash equivalents as of December 29, 2002, which was available for general corporate requirements.

        The Current Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company. Under the terms of the Current Credit Agreement, the Company is also required to maintain certain financial covenants which limit the Company's ability to incur additional indebtedness, repurchase outstanding Common Shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, and to make certain restricted payments. The Company is currently in compliance with all covenants and restrictions imposed by the terms of the Current Credit Agreement.

        Borrowings under the Current Credit Agreement incur a floating interest rate usually based on the LIBOR index rate, although the Company has the option of using an alternate base rate defined in the agreement. In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as quarterly fees on the outstanding letters of credit.

        For fiscal years 2002, 2001 and 2000, $0.7 million, $0.5 million and $0.4 million, respectively of debt issuance costs related to the Previous Credit Facility were amortized. The remaining $0.4 million of costs were written off upon termination of the Previous Credit Facility in December of 2002. The Company made $73.0 million of principal payments to pay down and then pay off the term loan included in its

Previous Credit Facility during fiscal 2002. Additionally, the Company paid $0.8 million in the fourth quarter to unwind the interest rate swap agreement that hedged a portion of the interest rate risk on the Previous Credit Facility.

        The Company paid $0.8 million of fees and expenses in connection with securing the Current Credit Agreement which are being amortized over the three year term of the Agreement.

        In addition to debt, the Company has other contractual obligations and commercial commitments. The following table sets forth contractual obligations and commercial commitments of the Company.

	Payment due by period (in thousands)
	2003	2004	2005	2006 to 2010	Total
CONTRACTUAL OBLIGATIONS
Borrowings under Current Credit Agreement	$—	$—	$27,500	$—	$27,500
Capital lease obligations	359	389	313	—	1,061
Operating leases	11,330	9,133	6,056	13,613	40,132
Other debt	297	159	158	353	967

	$11,986	$9,681	$34,027	$13,966	$69,660

OTHER COMMERCIAL COMMITMENTS
Training bonds	$147	$65	$66	$80	$358
Telecommunications commitments	9,813	6,000	2,950	—	18,763
Letters of Credit	3,036	1,336	1,336	303	6,011

	$12,996	$7,401	$4,352	$383	$25,132

        The Company expects that its cash balances, cash flows from future operations and available borrowings under the Current Credit Agreement will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations payable during fiscal year 2003. However, a significant change in operating cash flow could impact the company's ability to meet its cash requirement needs and comply with the covenants of its credit facility.

Quarterly Results

        The Company's operating results in any single period should not be viewed as indicative of future operating results as the services offered by the Company are subject to variations in profitability. The Company could experience variations in net revenue and income as a result of many factors, including the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various clients and service offerings. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely affect the Company's operating results for that quarter. While the effects of seasonality on the Company's business have historically been obscured by its changes in net revenue, the Company's business tends to be slower in the first and third quarters of its fiscal year due to client marketing programs which are typically slower in the post-holiday and summer months.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-K and other documents that the Company files with the SEC contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-K. Except as required under the Federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to timing of clients' initiation and termination of large programs; changes in competitive conditions affecting the Company's industry; the ability of the Company's clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company's automated system and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer interaction solutions and in-house customer interaction operations.

        In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Report on Form 10-K are also subject to the following risks and uncertainties:

Client Concentration; Contract Terms; Client Industries

        As noted in Item 1, "Business-Clients", 66.6% of the Company's revenues are accounted for by ten clients. Three clients constituted more than 10% each of the Company's net revenues. There can be no assurance that the Company will be able to retain any of its larger clients or that the volumes of its most profitable or larger programs will not be reduced, or that the Company would be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits. Consequently, the loss of one or more of its significant clients could have a material adverse effect on the Company's business, results of operations and financial condition.

        As noted in Item 1, "Business-Clients", the Company provides services to its clients pursuant to contracts, many of which may be terminated without cause and most of which do not have minimum volume requirements. There can be no assurance that the Company's clients will not terminate their contracts before their scheduled expiration date or that the volumes of their programs will not be reduced. In any of these events, there can be no assurance that the Company would be able to replace a client or program with any other client or program that would generate a comparable amount of revenue or profits. Consequently, the loss of one or more of its significant clients, or the substantial reduction of the amount of services performed by the Company for a significant client, could have a material adverse effect on the Company's business, results of operations and financial condition.

        Many of the Company's clients are concentrated in the telecommunications, financial services, insurance, health care and pharmaceuticals and logistics industries. A significant downturn in any of these industries or a trend in any of these industries not to use, or to reduce their use of, telephone-based sales, marketing or customer management solutions could have a material adverse effect on the Company's business.

Government Regulation

        The FCC, FTC and various states have promulgated and enacted rules and laws that govern the methods and processes of making and completing telephone solicitations and sales. The Company believes that its operating procedures currently comply in all material respects with presently effective provisions of the telephone solicitation and sales rules of the FCC, FTC and applicable states. There can be no assurance, however, that the Company would not be subject to agency or state proceedings alleging violation of such rules. The Company is developing protocols designed to meet the requirements of the amended TSR, and the Company believes that it will be in compliance in all material respects with the new provisions of that rule as they take effect. The Company, however, cannot offer assurances at this time that the requirements or deadlines of the amended TSR will be met. Future laws and regulations may require the Company to modify its operations or service offerings in order to effectively meet its clients' service requirements, and there can be no assurance that additional regulations would not limit the activities of the Company or significantly increase the cost of regulatory compliance. For further discussion of regulatory issues, see Item 1 "Government Regulations".

        Even if the Company complies with the applicable state and federal telemarketing regulations, the restrictions imposed by such regulations may generally adversely impact the telemarketing industry. The FTC's registry, states' lists, the TCPA "do-not-call" lists, and the prospect of an FCC-sponsored national "do-not-call" system are likely to have a cumulative effect of reducing the effectiveness of the telephone sales channel. This may cause clients to reduce the volume of business outsourced to the Company. Regulations regarding the use of technology, such as restrictions on automated dialers or the required transmittal of caller-identification information, may further reduce the efficiency or effectiveness of the Company's operations. Overall, the increased regulatory pressure on telemarketing operations may force some smaller, independent service providers out of the industry, and companies that outsource marketing campaigns to providers may concentrate their activities with larger, established providers that are capable of meeting regulatory demands. The Company, however, cannot predict the impact state and federal regulations may have on its business or whether such impact may adversely affect or limit its operations.

        Several of the industries in which the Company's clients operate are subject to varying degrees of government regulation, particularly in the telecommunications, insurance and financial services industries. The Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations. There is increasing Federal and state interest in privacy protection, some aspects of which could impose additional regulatory pressure on the business of the Company's clients and, less directly, on the Company's business. The results of the Company's operations could be impacted by such pressure if it has the effect of reducing the demand for our services or exposes us to potential liability.

        Sales of certain client products and services may also be subject to Federal and state regulation, thus requiring the Company to comply with the regulations. For example, the Company's telephone representatives who sell insurance products are required to be licensed by various state insurance commissions. The Company also employs licensed pharmacists and maintains licenses required for the gaming industry. Changes in the licensing regulations or their implementation could materially increase the Company's operating costs.

Competitors; International Capacity; Potential Future Competing Technologies and Trends

        As noted in Item 1, "Business-Competition", the industry in which the Company competes is extremely competitive and highly fragmented. A number of the Company's competitors have capabilities and resources equal to, or greater than, the Company's, and there can be no assurance that additional competitors with greater resources than the Company will not enter the industry (or particular segments of the industry). These include small firms, large publicly traded firms operating in the business process outsourcing field, and clients or potential clients which expand their existing capabilities and market services to other companies. There can be no assurance that the Company will be able to compete successfully.

        A number of the Company's competitors have opened, or have announced the opening of Customer Interaction Centers in Canada, the Caribbean, India, the Philippines or other offshore locations in order to provide services to North American clients at reduced cost. It is uncertain whether these offshore capabilities will be as effective on a large scale basis as the same competitors' United States facilities or what the demand for those offshore services may be. Nonetheless, the potential movement of business offshore at reduced prices may result in pressure on the Company's gross profit margin or a loss of business to such competitors.

        The development of new forms of direct sales and marketing techniques, such as interactive home shopping through television, computer networks and other media, could have an adverse effect on the demand for the Company's customer acquisition services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems and increased use of the Internet, could reduce the demand for certain of the Company's customer care offerings. Moreover, the effectiveness of marketing by telephone could also decrease as technologies and service devices to screen calls from marketers are developed and become available to consumers. Although the Company attempts to monitor industry trends and respond accordingly, there can be no assurance that the Company will be able to anticipate and successfully respond to all such trends in a timely manner.

Reliance on Technology

        The Company has invested in sophisticated and specialized telecommunications and computer technology, and has focused on the application of this technology to provide customized solutions to meet its client's needs. The Company anticipates that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain its competitiveness. The Company's future success will depend in part on its ability to continue to develop information technology solutions which keep pace with evolving industry standards and changing client demands. In addition, the Company's business is highly dependent on its computer and telephone equipment and software systems, and the temporary or permanent loss of such equipment or systems, through casualty or operating malfunction, could have a material adverse effect on the Company's business.

Dependence on Key Personnel

        The success of the Company depends in large part upon the abilities and continued service of its executive officers and other key employees. There can be no assurance that the Company will be able to retain the services of such officers and employees. The loss of key personnel could have a materially adverse effect on the Company. The Company has entered into employment agreements with some of its executive officers and other key employees; however, these agreements do not ensure their continued employment. The Company also has non-competition agreements with each of its existing key personnel. However, courts are at times reluctant to enforce such agreements. Additionally, there can be no assurance that the Company will be able to attract and retain additional qualified management personnel as needed, which could adversely affect the Company's business.

Dependence on Labor Force

        The Company's industry is very labor intensive and has experienced high personnel turnover. Many of the Company's employees receive modest hourly wages and, although the Company employs a significant number of full-time employees, many are nevertheless employed on a part-time basis. A higher turnover rate among the Company's employees would increase the Company's recruiting and training costs and decrease operating efficiencies and productivity. Some of the Company's operations, particularly insurance product sales and technology-based inbound customer service, require specially trained employees. Growth in the Company's business will require it to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that the Company will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of the Company's costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could have a materially adverse effect on the Company.

Dependence on Telephone Service

        The Company's business is materially dependent on telephone and data service provided by various local and long distance telephone companies ("telcos"). Because of this dependence, any change to the telecommunications market that would disrupt these services or limit the ability of the Company to obtain services or favorable rates could adversely impact the Company's operations. The Company has taken steps to mitigate its exposure to the risks associated with rate fluctuations and service disruption by entering into long-term contracts with multiple telcos. There is no obligation, however, for any of Company's telco vendors to renew their contracts with Company or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of the Company's control, including bankruptcy or insolvency of the telecommunications service provider or rate increases imposed by governmental authorities. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of the Company's services, or any significant interruption in telephone services, could have a materially adverse impact on the Company.

Potential Fluctuations in Quarterly Operating Results

        The Company could experience quarterly variations in revenue and operating income as a result of many factors, including the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various service offerings. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely affect the Company's operating results for that quarter. The effects of seasonality on the Company's business have historically been obscured by its changes in net revenue. However, the Company's business tends to be slower in the first and third quarters due to client marketing programs, which are typically slower in the post-holiday and summer months.

Risks Inherent in Conducting Business Internationally

        The Company is starting up its initial offshore Customer Interaction Center in the Philippines. There are certain risks inherent in conducting business internationally, including exposure to currency fluctuations, the necessity to comply with foreign laws, unexpected changes in foreign laws and regulations, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. There can be no assurance that one or more such factors will not have a material adverse effect on the Company's international operations and, consequently, on the business results of operations and financial condition of the Company.

War and Terrorist Attacks Could Disrupt Operations

        The risks of war and potential terrorist attacks on the Company's operations cannot be estimated. War and terrorist attacks could disrupt its operations.

Volatility of Stock Price

        The market price of the Company's Common Shares has fluctuated over a wide range during the past several years and may continue to do so in the future. For further discussion, see Item 5, "Market for Registrant's Common Equity and Related Share Owner Matters." The market price of the Common Shares could be subject to significant fluctuations in response to various factors or events, including among other things, the depth and liquidity of the trading market of the Common Shares, quarterly variations in actual liquidity of the trading market of the Common Shares, quarterly variations in actual and anticipated operating results, growth rates, changes in estimates by analysts, loss of analyst coverage, market conditions in the industry in which the Company competes, announcements by competitors, the loss of a significant client or a significant change in the Company's relationship with a significant client, regulatory actions, litigation, including class action litigation, and general economic conditions.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. From time to time, the Company enters into derivatives in order to minimize these risks, but not for trading purposes. In December 2002, the Company terminated the derivative agreement related to its Previous Credit Facility, which was replaced on December 20, 2002, by the Current Credit Agreement. A new derivative agreement has not been established due to the trend in interest rates and the low levels of current borrowings.

        The balance in accumulated other comprehensive income of $1.4 million related to the interest rate swap was recognized through higher interest expense during fiscal 2002, including $0.8 million related to terminating the swap agreement.

        The Company prepared a sensitivity analysis of its debt assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company's financial structure.

Item 8.    Financial Statements and Supplementary Data

        The following financial information is included in this Report:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of APAC Customer Services, Inc.:

        We have audited the accompanying consolidated balance sheet of APAC Customer Services, Inc. and subsidiaries (the "Company") as of December 29, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 30, 2001 and December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed in their report dated January 30, 2002 an unqualified opinion on those statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the consolidated financial statements of the Company as of December 30, 2001, and for the years ended December 30, 2001 and December 31, 2000, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which was adopted by the Company as of December 31, 2001. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS 142 (including any related tax effects) to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 6, 2003

REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
APAC Customer Services, Inc.:

        We have audited the accompanying consolidated balance sheets of APAC CUSTOMER SERVICES, INC. and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 30, 2001, December 31, 2000 and January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP(1)

Chicago, Illinois
January 30, 2002

(1)
This report is a copy of the previously issued report covering fiscal years 2001 and 2000. The predecessor auditor has not reissued their report.

MANAGEMENT'S REPORT

        The primary responsibility for the integrity and objectivity of the consolidated financial statements and related financial data rests with the management of APAC Customer Services, Inc. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and included amounts that were based on management's most prudent judgments and estimates relating to matters not concluded by fiscal year-end. Management believes that all material uncertainties have been appropriately accounted for and disclosed. All other financial information included in this annual report is consistent with the financial statements.

        The firm of Deloitte & Touche LLP, independent public accountants, was engaged to render a professional opinion on APAC Customer Services, Inc.'s consolidated financial statements as of December 29, 2002. Their report contains an opinion based on their audit, which was made in accordance with auditing standards generally accepted in the United States of America and procedures, which they believed were sufficient to provide reasonable assurance that the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2002 and the results of its operations and its cash flows for the year then ended. The financial statements for the years ended December 30, 2001 and December 31, 2000 were audited by other auditors whose report expressed an unqualified opinion on those statements.

        Three outside members of the Board of Directors constitute the company's Audit Committee, which meets at least quarterly and is responsible for reviewing and monitoring the Company's financial and accounting practices. Deloitte & Touche LLP meets privately with the Audit Committee, which also meets with the Company's management to discuss financial matters, auditing and internal controls.

        The Company's policies and procedures are designed to provide an effective system of internal accounting controls to obtain reasonable assurance at reasonable cost that assets are safeguarded from material loss or unauthorized use and transactions are executed in accordance with management's authorization and properly recorded. To this end, management maintains an internal control environment, which is shaped by established operating policies and procedures, an appropriate division of responsibility at all organization levels, and a corporate ethics policy. Management believes it has appropriately responded to the independent public accountants' recommendations concerning the Company's internal control system.

/s/ THEODORE G. SCHWARTZ Theodore G. Schwartz President and Chief Executive Officer March 18, 2003
/s/ MARC T. TANENBERG Marc T. Tanenberg Senior Vice President and Chief Financial Officer March 18, 2003
/s/ KENNETH R. BATKO Kenneth R. Batko Controller and Chief Accounting Officer March 18, 2003

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except per share data)

	For the Fiscal Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Net Revenue	$371,198	$428,844	$464,355
Operating Expenses:
Cost of services	295,874	356,221	359,669
Selling, general and administrative expenses	50,283	56,967	59,921
Restructuring and other charges	8,139	9,004	8,689
Asset impairment charges	1,005	8,608	—

Total operating expenses	355,301	430,800	428,279

Operating income (loss)	15,897	(1,956)	36,076
Interest Expense	6,485	7,778	9,350

Income (loss) from continuing operations before income taxes	9,412	(9,734)	26,726
Provision (Benefit) for Income Taxes	3,218	(4,770)	10,056

Income (loss) from continuing operations	6,194	(4,964)	16,670
Discontinued Operations:
Gain on disposal of Paragren Technologies, Inc., net of income tax provision of $321	—	—	511

Total discontinued operations	—	—	511

Net Income (Loss)	$6,194	$(4,964)	$17,181

Net Income (Loss) Per Share:
Basic:
Income (loss) from continuing operations	$0.13	$(0.10)	$0.35
Gain from discontinued operations	—	—	0.01

Net income (loss)	$0.13	$(0.10)	$0.36

Diluted:
Income loss from continuing operations	$0.13	$(0.10)	$0.33
Gain from discontinued operations	—	—	0.01

Net income (loss)	$0.13	$(0.10)	$0.34

Weighted Average Shares Outstanding:
Basic	49,244	48,780	48,286
Diluted	49,415	48,780	50,952

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 29, 2002	December 30, 2001
ASSETS
Current assets
Cash and cash equivalents	$14,530	$21,213
Accounts receivable, less allowances of $3,389 and $3,956, respectively	51,508	64,496
Other current assets	12,646	11,627

Total current assets	78,684	97,336
Property and equipment, net	25,680	36,404
Goodwill	23,876	23,876
Other intangible assets, net	17,382	19,729
Deferred taxes	2,207	4,336
Other assets	1,565	2,029

	$149,394	$183,710

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$656	$31,500
Accounts payable	3,627	4,625
Accrued liabilities	37,034	33,418

Total current liabilities	41,317	69,543

Long-term debt, less current maturities	28,872	42,968
Other liabilities	2,778	3,202
Commitments and contingencies
Shareholders' equity
Common Shares, $0.01 par value; 200,000,000 shares authorized Issued: 49,695,699 shares in 2002 and 49,695,699 shares in 2001	497	497
Additional paid-in capital	99,690	100,227
Accumulated deficit	(22,752)	(28,946)
Accumulated other comprehensive income	—	(1,393)
Treasury shares: 286,871 and 679,901 shares, respectively, at cost	(1,008)	(2,388)

Total shareholders' equity	76,427	67,997

	$149,394	$183,710

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in Thousands)

	Common Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Treasury Shares	Share Holders' Equity
Balance, January 2, 2000	49,233,450	$493	$94,943	$(41,163)	$—	$(5,651)	$48,622
Net income	—	—	—	17,181		—	17,181
Exercise of employee stock options, including related income tax benefits	370,974	3	2,485	—	—	—	2,488
Issuance of Common Shares through employee stock purchase plan	70,315	1	362	—	—	—	363
Sale of 742,296 treasury shares	—	—	2,395	—	—	2,605	5,000
Stock option and warrant transactions	—	—	157	—	—	—	157

Balance, December 31, 2000	49,674,739	497	100,342	(23,982)	—	(3,046)	73,811
Net loss	—	—	—	(4,964)	—	—	(4,964)
Total other comprehensive income	—	—	—	—	(1,393)	—	(1,393)

Total comprehensive income	—	—	—	—	—	—	(6,357)
Exercise of employee stock options, including related income tax benefits	20,960	—	63	—	—	94	157
Issuance of Treasury Shares through employee stock purchase plan	—	—	(228)	—	—	564	336
Stock option and warrant transactions	—	—	50	—	—		50

Balance, December 30, 2001	49,695,699	497	100,227	(28,946)	(1,393)	(2,388)	67,997
Net income	—	—	—	6,194	—	—	6,194
Total other comprehensive income	—	—	—	—	1,393	—	1,393

Total comprehensive income	—	—	—	—	—	—	7,587
Exercise of employee stock options, including related income tax benefits		—	(134)		—	999	865
Issuance of Treasury Shares through employee stock purchase plan	—	—	(179)	—	—	381	202
Stock option and warrant transactions	—	—	(536)	—	—		(536)
Principle owner compensation contribution	—	—	312	—	—	—	312

Balance, December 29, 2002	49,695,699	$497	$99,690	$(22,752)	$—	$(1,008)	$76,427

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Fiscal Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Operating Activities:
Net income (loss)	$6,194	$(4,964)	$17,181
Depreciation and amortization	15,984	25,096	31,177
Deferred income taxes	(197)	(1,647)	(4,761)
Non-cash restructuring charges	2,796	2,639	—
Tax effect of stock option exercises	228	641	—
Asset impairment charges	1,005	8,608	—
Changes in operating assets and liabilities, net of effects of acquisition and restructuring charges:
Receivables	12,988	250	6,685
Recoverable income taxes	1,377	(1,630)	—
Other current assets	(71)	680	(2,393)
Accounts payable	(998)	(3,585)	622
Accrued expenses	3,877	(8,444)	12
Discontinued operations	—	—	(8,330)
Other assets	(355)	1,791	1,208

Net cash provided by operating activities	42,828	19,435	41,401
Investing Activities:
Purchase of property and equipment, net of disposals	(6,494)	(8,971)	(15,236)
Proceeds from sale of Paragren Technologies, Inc	—	2,756	17,000

Net cash provided (used) by investing activities	(6,494)	(6,215)	1,764
Financing Activities:
Payments on long-term debt	(72,440)	(30,523)	(27,804)
Borrowings under revolving credit facility	27,500	—	—
Changes in customer deposits and other liabilities	1,393	(3,222)	(1,052)
Stock option and warrant transactions including related income tax benefits	530	546	3,007
Sale of treasury shares	—	—	5,000

Net cash used by financing activities	(43,017)	(33,199)	(20,849)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,683)	(19,979)	22,316
Cash and Cash Equivalents:
Beginning of year	21,213	41,192	18,876

End of year	$14,530	$21,213	$41,192

Supplemental Disclosures:
Cash flow information:
Cash payments for interest (net of amounts capitalized)	$6,279	$8,615	$11,104
Cash payments for income taxes	$280	$1,980	$7,325

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

1.    Summary of Significant Accounting Policies and Estimates

Description of Business

        APAC Customer Services, Inc. and its subsidiaries (collectively "APAC Customer Services", "APAC" or the "Company") is a leading provider of customer interaction solutions for market leaders in telecommunications, financial services, insurance, logistics and healthcare. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 7,500 workstations in 32 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service.

Significant Clients

        The Company's significant relationships included the following, which accounted for 43.1%, 41.3% and 40.9%, respectively, of the Company's consolidated net revenue in fiscal 2002, 2001 and 2000.

	Percent of Revenue
	2002	2001	2000
AT&T	15.3%	8.5%	5.8%
United Parcel Service	12.6	15.2	15.3
Citibank	10.8	7.5	7.7
Aegon	4.4	10.1	12.1

Total	43.1%	41.3%	40.9%

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

Revenue recognition

        The Company recognizes customer services revenue as services are performed for our clients in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition". The client contracts generally require that clients be billed for the Company's services on the basis of time spent by the Company representatives providing services. The Company's services are also occasionally priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate. The Company's performance against such standards may provide bonus opportunities or conversely may subject the Company to penalties, which are recognized as earned or incurred.

Impairment of long-lived assets

        The Company has approximately $70.7 million of long-lived assets as of December 29, 2002. These assets consist primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives, salvage values and impairment charges. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software would result in a write-off of the net book value of these affected assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their estimated fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company's operations and estimated salvage values.

Allowance for doubtful accounts

        The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and a general allowance for all other receivables based on their age and collection history.

Accounting for employee benefits

        The Company records an accrued liability for group health and workers compensation based on an estimate of claims incurred but not reported as well as asserted claims at the end of the year. This estimate is derived from analysis performed by actuaries hired by the Company who have expertise in this area. However, although these estimates are generally reliable, changes in the employee mix and unforeseen events could result in changes to these estimates.

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

Fiscal Year

        The Company operates on a 52/53-week fiscal year that ends on the Sunday closest to December 31. Fiscal years for the consolidated financial statements included herein, ended on December 29, 2002, December 30, 2001, and December 31, 2000, and are all 52 weeks.

Cash Equivalents

        Cash equivalents consist of highly liquid, short-term investments readily converted to cash.

Trade Receivables

        Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of our clients. The Company generally does not require collateral or other security to support clients' receivables. The Company conducts periodic reviews of its clients' financial conditions and payment practices, and uses contractual remedies where appropriate to minimize collection risks on trade receivables.

Long-Lived Assets

        Property and Equipment.    Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for building and leasehold improvements, 3 to 7 years for telecommunications equipment, and 3 to 7 years for workstations and office equipment. Total depreciation expense for property and equipment for fiscal years 2002, 2001 and 2000 was $11,337, $17,801 and $23,231, respectively.

        Capitalized Software.    The Company capitalizes certain costs related to the purchase and installation of computer software for internal use. Amortization is provided on a straight-line basis over estimated useful lives ranging up to 5 years. Amortization of capitalized software costs for fiscal years 2002, 2001 and 2000 was $2,300, $3,143, and $3,408, respectively.

        Intangible Assets.    Intangible assets have been amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization of goodwill and other intangible assets for fiscal years 2002, 2001 and 2000 was $2,347, $4,152 and $4,185, respectively. Fiscal years 2001 and 2000 include $1,804 and $1,838, respectively of goodwill amortization as part of intangibles amortization expense.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to impairment tests at least annually. The Company adopted SFAS No. 142 for fiscal 2002 and, therefore, ceased amortizing goodwill in accordance with this standard. As part of this adoption,assembled workforce of $1.7 million was reclassified to goodwill. Goodwill amortization in fiscal 2001 and 2000, as defined under this standard, was approximately $1.8 million. Had this standard been implemented in fiscal 2000, net income (loss) and earnings (loss) per share for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, would have been impacted as follows:

	2002	2001	2000
Net income (loss) as reported	$6,194	$(4,964)	$17,181
Plus amortization expenses	—	1,804	1,838

Pro forma net income (loss)	$6,194	$(3,160)	$19,019

Earnings (loss) per diluted share as reported	$0.13	$(0.10)	$0.34
Plus amortization expense	—	0.04	0.03

Pro Forma earnings (loss) per diluted share	$0.13	$(0.06)	$0.37

        The estimated annual amortization expense related to intangible assets, which continue to be amortized, is $2.3 million in 2002, and each year thereafter for the next seven years.

        Under SFAS No. 142, the Company is required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis and annually thereafter. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the component level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. The test is required to be completed utilizing the fair value approach to test goodwill for impairment, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for the Company to its respective carrying value. Where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

        As part of the implementation process for SFAS No. 142, the Company performed a test of goodwill by establishing fair value of the Company using discounted cash flows. Based on the results of the test, no impairment charge was required. Additionally, the Company performed a similar test of goodwill at the end of fiscal 2002 and determined that no impairment existed as of that date.

Accounting for Stock-Based Compensation

        For stock-based employee compensation plans, described in more detail in Note 11, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options issued to employees when the option price equals or exceeds the fair market value of the Company's

Common Shares at the date of grant. Stock-based compensation expense for non-employees is recognized in accordance with SFAS No. 123 ("SFAS No. 123") "Accounting for Stock Based Compensation."

        The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123.

	2002	2001	2000
Net income (loss) as reported	$6,194	$(4,964)	$17,181
Less—compensation expense on stock options, net of income tax benefit	(3,068)	(2,222)	(3,855)

Net income (loss) Pro forma	$3,126	$(7,186)	$13,326

Earnings per share—basic
As reported	$0.13	$(0.10)	$0.36

Pro forma	$0.06	$(0.15)	$0.28

Earnings per share—diluted
As reported	$0.13	$(0.10)	$0.34

Pro forma	$0.06	$(0.15)	$0.26

Comprehensive Income

        Comprehensive income (loss) for fiscal 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Net income (loss)	$6,194	$(4,964)	$17,181
Other comprehensive income (loss)(1)	1,393	(1,393)	—

Total Comprehensive income (loss)	$7,587	$(6,357)	$17,181

(1)
Accumulated other comprehensive income as of December 30, 2001, was comprised of an unrealized loss on a swap agreement of $1,393 (net of $668 of taxes) related to the Company's credit facility. This amount was recognized through higher interest expense during fiscal 2002, including $0.8 million related to terminating the swap agreement.

2.    New Accounting Pronouncements

Statement of Financial Accounting Standard Number 143, "Accounting for Asset Retirement Obligations"

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has adopted this statement for fiscal 2003 but does not believe the impact of adopting this statement will have a material effect on its results of operations.

Statement of Financial Accounting Standard Number 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections"

        In April 2002, FASB issued SFAS No. 145, which eliminates the current requirement that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows and intends to adopt SFAS No. 145 for the 2003 fiscal year.

Statement of Financial Accounting Standards Number 146, "Accounting for Cost Associated with Exit or Disposal Activities"

        In June 2002, the FASB issued SFAS No. 146, which changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

Financial Accounting Standards Board Interpretations No. 45 and 46

        In November of 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others". FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have any significant accounting implications, as the majority of its commitments are on behalf of the Company and its subsidiaries. The Company has adopted the disclosure requirements of FIN No. 45 effective December 29, 2002.

        On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the primary beneficiary). The transitional disclosure requirements of FIN No. 46 take effect immediately and are required in all financial statements initially issued after January 31, 2002, if certain conditions are met. The Company does not have any variable interest entities and therefore, FIN No. 46 will not impact its financial statements.

3.    Supplemental Balance Sheet Data

Consolidated Balance Sheet	December 29, 2002	December 30, 2001
Deferred tax assets	$7,286	$4,960
Prepaid expenses	4,088	4,954
Non-trade receivables	1,019	83
Refundable income taxes	253	1,630

Other current assets	$12,646	$11,627

Building and leasehold improvements	$28,025	$31,630
Telecommunications equipment	60,630	62,269
Workstations and office equipment	15,740	17,484
Capitalized software	17,061	15,539
Construction in progress	1,587	2,154
Accumulated depreciation and amortization	(97,363)	(92,672)

Property and equipment, net	$25,680	$36,404

Payroll and related items	$19,634	$23,023
Income taxes payable	5,184	—
Accrued insurance	3,251	2,566
Restructuring charges	2,150	1,500
Accrued professional fees	1,168	1,342
Client related liabilities	977	—
Telecommunications expenses	713	604
Accrued relocation and severance	616	847
Other accrued liabilities	3,341	3,536

Accrued liabilities	$37,034	$33,418

4.    Acquisition of ITI Holdings, Inc.

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

        In connection with the acquisition, the Company provided a total of $21.2 million in estimated costs to close facilities, terminate unfavorable contracts, write-off uncollectible trade receivables and reduce the workforce by 135 employees. The amounts provided included $6.5 million for facilities, $9.7 million for contracts, $2.4 million for trade receivables and $2.6 million for employee severance. Of this reserve, $13.5 million has been utilized or paid through December 29, 2002, and $6.7 million has been taken as a reduction of goodwill. The remaining balance of acquisition related reserves was $1.0 million and $1.1 million as of December 29, 2002 and December 30, 2001, respectively. The remaining reserve is being utilized for the reduction of lease obligations over the term of such leases.

        During fiscal year 1998, the Company recorded two charges in cost of services in connection with the ITI purchase. The Company provided allowances for doubtful accounts of $2.5 million to fully reserve trade accounts receivable balances due from two ITI clients who had filed for protection under Federal bankruptcy law. The Company also accrued a total of $7.1 million in future telecommunications costs guaranteed under two minimum usage contracts scheduled to expire in the year 2000. As a result of the downturn in ITI's business, the Company had not expected to achieve the minimum volumes under these contracts and, accordingly, did not expect to recover the guaranteed costs from future results of operations.

        During fiscal year 2000 results of operations were favorably affected by the reversal of $1.4 million of telecommunications charges that had been accrued in fiscal 1998 as part of the acquisition. These reversals, which were reflected in cost of services, were realized when the Company was able to negotiate the favorable dispositions of costs associated with guaranteed minimum usage telecommunications contracts.

5.    Discontinued Operations

        In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. (representing substantially all of the assets of Paragren) and received $17.0 million in cash proceeds. After selling expenses and other costs, $11.0 million of the proceeds were used to reduce outstanding borrowings under the Term Loan in accordance with the financial covenants concerning the sale of assets. In January 2001, the Company received an additional $2.8 million of proceeds related to the terms of escrow and earn-out agreements. As a result of the sale, the Company recorded a net gain on the sale of Paragren of $0.5 million, net of $0.3 million of income tax expenses in fiscal 2000. Due to the sale of Paragren in January 2000, there were no operating results from discontinued operations for fiscal 2000.

6.    Restructuring and Other Charges/Asset Impairment Charges

        In fiscal 2002, the Company closed a total of sixteen Customer Interaction Centers and transitioned one center under a facility management contract. As a result, the Company recorded restructuring charges of $8.3 million which included $2.6 million of employee severance costs related to approximately 900 employees, $2.9 million for the write down of property and equipment and $2.8 million of lease termination and other costs. Cash charges totaling $2.4 million relating to the restructuring have been paid through December 29, 2002. The remaining $3.0 million of cash charges, primarily related to lease termination costs, is payable over the next two years.

        The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001 related to the closing of seven Customer Interaction Centers. This charge included $0.6 million for the write down of property and equipment, $4.1 million of employee severance costs and $1.9 million of lease termination and other costs. Cash charges relating to the restructuring of $5.5 million have been paid through December 29, 2002, and $0.2 million will be paid during the remainder of fiscal 2003 and thereafter. In fiscal 2002, $0.3 million of this amount, which was not utilized, was reversed into income in restructuring charges.

        Other charges of $0.1 million associated with other center downsizings were recorded in the second quarter of fiscal 2002. In the second quarter of fiscal 2001, the Company recorded $2.4 million associated with the settlement of litigation and additional bad debt provisions.

        In addition to the write-down of property and equipment as part of restructuring charges, the Company recorded asset impairment charges of $1.0 million in fiscal 2002 primarily related to the write off of telecommunications equipment and IT software. In the second quarter of fiscal 2001, the Company recorded $8.6 million of asset impairment charges related to the write off of IT hardware and software costs. In 2002, $0.1 million of this amount, which was not utilized, was reversed into income in asset impairment charges. The amount of these charges was based on an evaluation of the prices for similar assets.

7.    Income Taxes

        The provision (benefit) for income taxes for continuing operations for fiscal years 2002, 2001 and 2000 consisted of the following:

	2002	2001	2000
Current provision (benefit)	$3,415	$(3,123)	$14,817
Deferred provision (benefit)	(197)	(1,647)	(4,761)

Total provision (benefit) for income taxes	$3,218	$(4,770)	$10,056

        A reconciliation of the statutory Federal income tax expense (benefit) to the actual effective income tax expense (benefit) for continuing operations for fiscal years 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Statutory tax expense (benefit)	$3,294	$(3,407)	$9,354
State taxes, net of Federal benefit and state credits	329	(341)	962
Non-deductible goodwill(1)	—	178	5,051
Utilization of net operating losses previously benefited(2)	—	—	(4,490)
Adjustment for fiscal 2000 tax return(3)	—	(1,703)	—
Work Opportunity Tax credit	(800)	(779)	(1,203)
Other(4)	395	1,282	382

Actual tax expense (benefit)	$3,218	$(4,770)	$10,056

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

(4)
Represents the effect of other permanent differences utilized in the calculation of taxable income.

        The significant components of deferred income tax assets and liabilities for continuing operations are as follows:

	December 29, 2002	December 30, 2001
Deferred tax assets:
Payroll related items	$1,094	$1,316
Self-insurance related costs	2,545	2,432
Acquisition-related costs	401	350
Restructuring charge	1,307	894
Allowance for doubtful accounts	1,580	1,523
Depreciation	2,303	2,582
Other	1,329	361

Total deferred tax assets	10,559	9,458

Deferred tax liabilities:
Goodwill and intangibles	819	—
Other	247	162

Total deferred tax liabilities	1,066	162

Net deferred tax assets	$9,493	$9,296

        At December 29, 2002, the Company had net operating loss carryforwards of approximately $52.0 million, which have not been benefited in the financial statements. These losses expire in fiscal 2022. At January 2, 2000, the Company had a net operating loss carryforward for tax purposes of $4.9 million from operations in fiscal 1999 and $12.8 million acquired in connection with the purchase of ITI. In fiscal 2000, the Company generated taxable income sufficient to utilize all $17.7 million of these net operating loss carryforwards.

8.    Long-Term Debt

        Long-term debt consisted of the following:

	December 29, 2002	December 30, 2001
Revolving credit facility, average interest rate of 4.3% in fiscal 2002	$27,500	$—
Term Loan, average fixed interest rate 8.3% and 8.7% respectively, final payment due June 2003	—	73,000
Industrial Revenue Bonds, payable monthly at 7%, final payment due June 2008	797	922
County Development Note, payable monthly at 4%, final payment due January 2004	170	323
Promissory Note, payable monthly at 9%, final payment due September 2002	—	66
Capital leases, payable monthly at 7.8% average rate	—	157
Capital leases, payable monthly at 8.25% average rate, final payment due September 2005	1,061	—

Total long-term debt	29,528	74,468
Less—current maturities	656	31,500

Long-term debt, net	$28,872	$42,968

        As of December 29, 2002, the carrying value of future debt obligations reasonably approximates their fair value and the principal payments of long-term debt are due as follows:

2003	$656
2004	548
2005	27,971
2006	170
2007	132
Thereafter	51

Total payments	$29,528

        On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement ("Current Credit Agreement") replacing the previous Amended and Restated Credit Facility ("Previous Credit Facility"). Under the terms of the Current Credit Agreement, the Company has a revolving credit facility which expires December 2005. The facility initially provides $65.0 million of credit availability. Beginning on March 31, 2003, the facility will be reduced by $1.25 million of availability each quarter until the facility reaches $55.0 million at December 31, 2004. Availability is also reduced by outstanding borrowings and any outstanding letters of credit. As of December 29, 2002, there were $27.5 million of outstanding borrowings under the facility and approximately $6.0 million were utilized through the issuance of standby letters of credit primarily to support self-insurance reserves. Net availability as of December 29, 2002, under the Current Credit Agreement was $31.5 million. Additionally, the Company maintained $14.5 million of cash and cash equivalents as of December 29, 2002, which was available for general corporate requirements.

        The Current Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company. Under the terms of the Current Credit Agreement, the Company is also required to maintain certain financial covenants which limit the Company's ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, and to make certain restricted payments. The Company is currently in compliance with all covenants and restrictions imposed by the terms of the Current Credit Agreement.

        Borrowings under the Current Credit Agreement incur a floating interest rate usually based on the LIBOR index rate, although the Company has the option of using an alternate base rate defined in the agreement. In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as quarterly fees on the outstanding letters of credit.

        For fiscal years 2002, 2001, and 2000, $0.7 million, $0.5 million and $0.4 million, respectively, of debt issuance costs related to the Previous Credit Facility were amortized. The remaining $0.4 of costs were written off upon termination of the Previous Credit Facility in December of 2002. The Company made $73.0 million of principal payments to pay down and then pay off the term loan included in its Previous Credit Facility during fiscal 2002. Additionally, the Company paid $0.8 million in the fourth quarter to unwind the interest rate swap agreement that hedged a portion of the interest rate risk on the Previous Credit Facility.

        The Company paid $0.8 million of fees and expenses in connection with securing the Current Credit Agreement which are being amortized over the three year term of the Agreement.

9.    Commitments and Contingencies

Lease Commitments

        The Company leases its Customer Interaction Centers, administrative offices and certain equipment. Rent expense for the fiscal years 2002, 2001, and 2000 was $10,958, $10,829 and $9,370 respectively.

        Minimum future rental payments at December 29, 2002 are as follows (in thousands):

Operating Leases
2003	$11,330
2004	9,133
2005	6,056
2006	5,929
2007	4,604
Thereafter	3,080

Total payments	$40,132

Telecommunications Commitments

        The Company has contracts with its telecommunications providers which require certain minimum usage each year of the contract. At December 29, 2002 the commitments under these contracts were $9,813, $6,000 and $2,950 for fiscal years 2003, 2004 and 2005, respectively.

Legal Proceedings

        The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company's consolidated financial position, liquidity or annual results of operations, although no assurance to that effect can be given.

Training Bonds

        At the end of the 2002, 2001 and 2000 fiscal years, the Company had guaranteed the repayment of approximately $358, $441 and $625, respectively, of the remaining outstanding community college bond obligations, which were issued in connection with various job-training agreements. At December 29, 2002, the Company estimates that the deposits made into escrow will be adequate to cover the cost of the maturing bonds.

10.    Shareholders' Equity

        The authorized capital stock of APAC Customer Services, Inc. consists of (a) 200 million Common Shares, $.01 par value per share, of which 49,695,699 were issued as of December 29, 2002, and (b) 50 million Preferred Shares, $.01 par value per share, of which no shares have been issued. In fiscal 2000, 742,296 of the treasury shares previously purchased were sold primarily to a member of the Board of Directors. In fiscal 2002 and 2001, 393,030 and 186,803, respectively, of treasury shares were issued through the Company's employee stock purchase plan and certain stock option exercises.

11.    Equity Instruments

Stock Options

        The Company has granted options to purchase Common Shares under two plans established in 1995. Under the Executive Plan, on May 26, 1995, the Company granted an officer options to purchase 565,034 Common Shares at an aggregate price of $1,765 or an average exercise price of $3.12 per share. The options, which were fully vested at December 29, 2002, expired in February 2003.

        Under the Incentive Stock Plan, directors, officers, key employees and non-employee consultants may be granted nonqualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, all as determined by a committee of the Board of Directors or by the full board in the case of non-employee directors. A total of 11.8 million shares have been authorized for grant under the Plan. At December 29, 2002, 4.8 million shares were available for future issuance under the Plan. The exercise price of incentive stock options granted may not be less than 100% of the fair market value of the Common Shares at the date of grant. The exercise price of non-qualified stock options granted may not be less than 85% of the fair market value of the Common Shares at the date of grant. Options under the Plan expire at periods between 5 and 15 years after date of grant.

        Non-employee directors receive annual grants of 20,000 non-qualified stock options. In addition, the Company provides attendance grants for the non-affiliated directors. For each meeting, 1,000 options are awarded for attendance and 500 options are awarded for participation by telephone. Committee chairs also receive an annual grant of 5,000 options and other committee members receive an annual grant of 2,500 options. The exercise price of the directors' options granted is equal to the fair market value of the Common Shares at the date of grant. Stock option activity under the Company's Executive Plan and Incentive Stock Plan, for fiscal years 2002, 2001 and 2000 is as follows:

Description	Shares	Price Range	Weighted Average Exercise Price
Outstanding as of January 2, 2000	7,171,610	$0.97-$38.13	$5.71
Granted	1,999,000	$3.06-$15.31	$7.84
Exercised	(370,974)	$0.97-$8.50	$5.55
Canceled	(935,200)	$2.34-$25.00	$9.53

Outstanding as of December 31, 2000	7,864,436	$0.97-$38.13	$5.66
Granted	1,217,000	$1.59-$5.69	$3.85
Exercised	(47,260)	$2.34-$4.03	$3.30
Canceled	(3,000,940)	$2.34-$37.25	$6.49

Outstanding as of December 30, 2001	6,033,236	$0.97-$38.13	$4.90
Granted	2,031,937	$1.75-$5.64	$3.36
Exercised	(284,293)	$0.97-$5.00	$3.04
Canceled	(1,553,165)	$1.72-$13.44	$4.33

Outstanding as of December 29, 2002	6,227,715	$1.59-$38.13	$4.63

Stock options exercisable at December 29, 2002	3,119,272	$1.59-$38.13	$5.22

        The weighted average fair market value of options granted in fiscal 2002, 2001, and 2000 were $3.36, $3.85 and $7.84 per share, respectively.

        The following table summarizes information concerning stock options outstanding as of December 29, 2002:

	Exercise Price Ranges			Total
	$1.59-$3.00	$3.01-$8.00	$1.59-$38.13	$8.01-$38.13
Outstanding as of December 29, 2002	1,880,938	3,894,555	452,222	6,227,715
Remaining life	8.2 years	6.2 years	6.6 years	6.8 years
Weighted Average Exercise Price	$2.77	$4.72	$11.56	$4.63
Exercisable as of December 29, 2002	513,833	2,331,390	274,049	3,119,272
Remaining life	7.0 years	4.7 years	6.2 years	5.2 years
Weighted Average Exercise Price	$2.84	$4.90	$12.38	$5.22

        The Company applies APB No. 25 in accounting for the stock option plans above. No compensation expense has been recognized for stock options when the option price equals or exceeds the fair market value at date of grant. In order to calculate the pro forma information included in Footnote 1, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model.

        Assumptions include no dividend yield, risk-free interest rates ranging from 5% to 7%, expected volatility ranging between 70% and 90%, and an expected life ranging from 7 years to 10 years. Pro forma results of operations for fiscal years 2002, 2001 and 2000, which reflect the adjustment to compensation expense to account for stock options in accordance with SFAS No. 123 are included in Footnote 1 "Accounting for Stock-Based Compensation."

Stock Purchase Warrants

        In March 1998, the Company entered into a Sales Agreement with a client and issued 75,000 stock purchase warrants at an exercise price of $14.25 per share in exchange for services to be performed. Each warrant represents the right to purchase one share of the Company's Common Shares at the exercise price. Warrants representing 35,000 shares earned in fiscal 1998 with the balance earned over the next four years. The warrants became exercisable on March 10, 1998, and expire on March 9, 2007. The estimated fair value of the warrants on the date issued was $7.14 per share using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options described above. The Company recorded $50 and $82 in selling expense in fiscal years 2001 and 2000, respectively, for warrants earned during the year. In fiscal 2002, the sales agreement with this client was amended and the warrants terminated. As a result, $536 previously recorded as expense was reversed in selling, general and administrative expense in the current fiscal year.

12.    Benefit Plans

        In October 1995, the Company adopted a 401(k) savings plan. Employees, meeting certain eligibility requirements as defined therein, may contribute up to 15% of pretax gross wages, subject to certain restrictions. The Company makes matching contributions of 50% of the first 6% of employee wages contributed to the plan. Company matching contributions vest 20% per year over a five-year period. For fiscal years 2002, 2001 and 2000, the Company made matching contributions to the plan of $1,128, $1,316, and $411, respectively.

        In fiscal 1996, stockholders of the Company adopted an employee stock purchase plan. The plan is administered by the compensation committee and permits eligible employees to purchase an aggregate of 600,000 Common Shares at 85% of the lesser of the current market closing price of the Company's Common Shares at the beginning or end of a quarter. Employees may annually purchase Common Shares up to the lesser of 15% of their gross wages or $25. During the fiscal years 2002, 2001 and 2000, 108,737, 160,503 and 70,315 Common Shares, respectively, were issued to employees under this plan. Effective March 31, 2003, the Board of Directors suspended this plan due to the lack of availability of shares for purchases.

13.    Related Party Transactions

        In fiscal 2002 and 2001, the Company reimbursed $78 and $115, respectively, to TCS Group, L.L.C. for the cost of sporting event tickets and catering costs. Costs for 2001 also included the reimbursement for use of a commercial airplane. TCS Group is wholly owned by the Chairman and CEO of the Company and his wife.

        The Company owns $250 in shares of 2001 Development Corporation, a community-oriented economic development company in Cedar Rapids, Iowa, of which Mr. Tom Collins is the President. Mr. Collins is also a member of the Board of Directors of the Company. As share ownership in 2001 Development Corporation is limited to corporations doing business in Cedar Rapids, Mr. Collins owns no interest in 2001 Development Corporation.

        During fiscal 2002 and 2001, the Company purchased $47 and $348, respectively, of services from Form and Function Consulting, and, in fiscal 2001, $118, from marchFIRST. Robert Bernard, Chairman and CEO of Form and Function and former Chairman and CEO of marchFIRST, is a member of the Board of Directors of the Company.

        The Company utilizes McLeod USA and McLeod USA Publishing to provide telecommunications services at certain of the Company's call centers. Clark McLeod, the former Chairman of McLeod USA was a member of the Board of Directors of the Company until his retirement from the board in August of 2002. During the fiscal years 2002 and 2001, the Company purchased $288 and $398, respectively of telecommunications services. In addition, beginning in fiscal 2001 the Company provided customer interaction solutions for McLeod for which it received $6,300 and $2,900 in fiscal 2002 and 2001, respectively.

14.    Quarterly Data (Unaudited)

        The following is a summary of the quarterly results of operations, including income per share, for APAC Customer Services, Inc. for the quarterly periods of fiscal 2002 and 2001 (in thousands, except per share data):

Fiscal Years Ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2002 Fiscal year ended December 29, 2002:
Net revenue	$104,319	$94,043	$85,092	$87,744	$371,198
Gross profit	21,140	19,279	15,893	19,012	75,324
Net income	3,158	1,533	1,093	410	6,194
Net income per share:	$0.06	$0.03	$0.02	$0.01	$0.13
2001 Fiscal year ended December 30, 2001:
Net revenue	$111,778	$102,564	$103,918	$110,584	$428,844
Gross profit	17,755	15,785	18,581	20,502	72,623
Net income (loss)	(161)	(10,018)	2,257	2,958	(4,964)
Net income (loss) per share:	$0.00	$(0.21)	$0.05	$0.06	$(0.10)

        Total quarterly earnings per common share may not equal the full year amount because net income per common share is calculated independently for each quarter. Common stock equivalents can change on a quarter-to-quarter basis due to their dilutive impact on the independent quarterly EPS calculation.

PART III

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        In June 2002, the Company announced that its Board of Directors, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as APAC's independent public accountants and engaged Deloitte & Touche LLP to serve as APAC's independent public accountants for fiscal 2002.

        For more information regarding the Company's change in independent auditors from Arthur Andersen LLP to Deloitte & Touche LLP please refer to the Company's Form 8-K filed with the SEC on June 17, 2002, or to the information presented under the caption "Appointment of Independent Auditors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2003, which information is hereby incorporated by reference.

        The Company has not had disagreements with its current or former independent auditors regarding accounting or financial disclosure matters.

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption "Executive Officers of Registrant") is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2003, under the caption "Election of Directors," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        Information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2003, under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)
Information concerning the security ownership of certain beneficial owners as of December 29, 2002, is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2003, under the caption "Ownership of More Than 5% of APAC Stock", which information is hereby incorporated by reference.

(b)
Information concerning security ownership of management as of December 29, 2002, is set forth under the caption "Stock Ownership—Directors and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2003, which information is hereby incorporated by reference.

(c)
Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2003, which information is hereby incorporated by reference.

Equity Compensation Plan Information

        The Company's shareholders approved the Company's Employee Stock Purchase Plan and its Second Amended and Restated 1995 Incentive Stock Plan. These plans are designed to further align directors' and management's interests with the Company's long-term performance and the long-term interests of its shareholders. The Company's shareholders also approved all amendments increasing the number of shares of Common Stock available for issuance under these plans. Prior to its initial public offering, the Company had created a Stock Option Plan for Executive Officer. This plan, which was not approved by shareholders, provided for the issuance of an option for 565,034 Common Shares to one individual. These options expired in February 2003.

        The following table summarizes the number of Common Shares under the Company's equity compensation plans as of December 29, 2002.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	5,689,366	(2)	$4.76	4,848,310	(3)
Equity compensation plans not approved by security holders(4)	565,034		$3.12	0
Total	6,254,400		$4.62	4,848,310

(1)
Includes the following equity compensation plans: Employee Stock Purchase Plan and Second Amended and Restated 1995 Incentive Stock Plan.

(2)
Represents 5,662,681 shares outstanding under the Second Amended and Restated 1995 Incentive Stock Plan and 26,685 shares outstanding under the Employee Stock Purchase Plan.

(3)
Represents 4,810,647 shares remaining for issuance under the Second Amended and Restated 1995 Incentive Stock Plan and 37,663 shares remaining for issuance under the Employee Stock Purchase Plan.

(4)
Includes the Stock Option Plan for Executive Officer, which pertained exclusively to an inducement option for 565,034 Common Shares granted in May of 1995 to a former executive of the Company. These options expired in February 2003.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2003, under the caption "Certain Transactions" which information is hereby incorporated by reference.

PART IV

Item 14.    Controls and Procedures

  (a)
  Within 90 days prior to filing this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. The evaluation was conducted to determine whether the Company's disclosure controls and procedures were effective in bringing material information about the Company to the attention of senior management. Based on the evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information that the Company is required to disclose in its filings with the Securities and Exchange Commission.

  (b)
  Since the Company's evaluation, no significant changes were made in the design or operation of the internal controls. Likewise, the Company has not taken corrective actions or made changes to other factors that could significantly affect the design or operation of these controls.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.    Financial Statements

        The following financial statements of the Company are included in Part II, Item 8:

    (i)
    Reports of Independent Public Accountants

    (ii)
    Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001

    (iii)
    Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000

    (iv)
    Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000

    (v)
    Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000

    (vi)
    Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

        The following financial statement schedules are submitted as part of this report:

    (i)
    Reports of Independent Public Accountants

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
Dated: March 18, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THEODORE G. SCHWARTZ* Theodore G. Schwartz	Chairman of the Board of Directors and Chief Executive Officer	March 18, 2003
/s/ MARC T. TANENBERG* Marc T. Tanenberg	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2003
/s/ KENNETH R. BATKO Kenneth R. Batko	Vice President and Controller (Principal Accounting Officer)	March 18, 2003
/s/ ROBERT F. BERNARD* Robert F. Bernard	Director	March 18, 2003
/s/ THOMAS M. COLLINS* Thomas M. Collins	Director	March 18, 2003
/s/ JOHN W. GERDELMAN* John W. Gerdelman	Director	March 18, 2003
/s/ PAUL G. YOVOVICH* Paul G. Yovovich	Director	March 18, 2003

*
Marc T. Tanenberg, as attorney in fact for each person indicated.

CERTIFICATION PURSUANT TO RULE 13A-14 PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Theodore G. Schwartz, Chief Executive Officer of APAC Customer Services, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of APAC Customer Services, Inc.

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	/s/ THEODORE G. SCHWARTZ Theodore G. Schwartz Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Marc T. Tanenberg, Chief Financial Officer of APAC Customer Services, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of APAC Customer Services, Inc.

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	/s/ MARC T. TANENBERG Marc T. Tanenberg Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of APAC Customer Services, Inc.:

        We have audited the accompanying consolidated balance sheet of APAC Customer Services, Inc. and subsidiaries (the "Company") as of December 29, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 30, 2001 and December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed in their report dated January 30, 2002 an unqualified opinion on those statements.

        Our audit also included the financial statement schedule as it relates to the year ended December 29, 2002 of the Company, listed on page 55. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, as it relates to the year ended December 29, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule, as it relates to the years ended December 30, 2001 and December 31, 2000, was subjected to auditing procedures by other auditors whose report dated January 30, 2002 stated that such information is fairly stated in all material respects when considered in relation to the basic 2001 and 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 6, 2003

REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS

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

ARTHUR ANDERSEN LLP(1)

Chicago, Illinois
January 30, 2002

(1)
This report is a copy of the previously issued report covering fiscal years 2001 and 2000. The predecessor auditor has not reissued their report.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2000	$1,560	$1,730	$—	$201	$3,089
Year ended December 30, 2001	3,089	1,789	—	922	3,956
Year ended December 29, 2002	3,956	833	—	1,400	3,389
Accrued restructuring charge:
Year ended December 31, 2000	2,250	(500)	—	1,656	94
Year ended December 30, 2001	94	6,600	—	5,194	1,500
Year ended December 29, 2002	1,500	7,396	—	6,746	2,150

Notes:

  (a)
  Represents charges for which the allowance and reserve accounts were created.

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of APAC Customer Services, Inc. are incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended October 3, 1999.
3.2
Amended and Restated Bylaws of APAC Customer Services, Inc. as amended through April 30, 2000, incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended April 2, 2000.
4.1	Specimen Common Stock Certificate.
*10.1	Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended July 2, 2000.
*10.2
First Amendment to the Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended July 2, 2000.
*10.3	Employment Agreement with Linda R. Witte dated April 20, 1999.
*10.4	Employment and Relocation Agreements with David J. LaBonte dated March 20, 1997 and December 27, 1999.
*10.5	Separation Agreements with Peter M. Leger dated May 2, 2001, incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 30, 2001.
*10.6	Separation Agreements with John L. Gray dated July 10, 2001, incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 30, 2001.
*10.7	Employment Agreement with Marc T. Tanenberg incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 30, 2001.
*10.8	Employment and Relocation Agreements with Daniel S. Hicks incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 30, 2001.
*10.9	Management Incentive Plan incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended July 1, 2001.
*10.10
Form of Employment Security Agreement between the Company and its Senior Management Team incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended July 2, 2000.
*10.11
Revised form of Employment Security Agreement between the Company and its Senior Management Team incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000.
10.12	Amended and Restated Credit Agreement dated December 20, 2002.
10.13	Registration Rights Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.

10.14	Tax Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
21.1	Subsidiaries of APAC Customer Services, Inc.
23.1	Consent of Arthur Andersen LLP incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 30, 2001.
23.2	Consent of Deloitte & Touche LLP.
24.1	Power of attorney executed by Theodore G. Schwartz, Robert F. Bernard, Thomas M. Collins, John W. Gerdelman, Paul G Yovovich.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management employment contracts or compensatory plans or arrangements.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Share Owner Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
PART III
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
CERTIFICATION PURSUANT TO RULE 13A-14 PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
Exhibit Index