Form 10-Q
period 2003-03-30
APAC CUSTOMER SERVICE INC
filed 2003-05-13
CIK 949297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2003
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-26786

APAC Customer Services, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-2777140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Six Parkway North Center, Suite 400, Deerfield, Illinois 60015

Registrant’s telephone number, including area code:   (847) 374-4980

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes  ☐                  No  ☒

There were 49,441,592 common shares, $0.01 par value outstanding as of May 12, 2003.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands)

	March 30, 2003	December 29, 2002
Assets

Current assets:
Cash and cash equivalents	$11,970	$14,530
Accounts receivable, net	53,141	51,508
Other current assets	12,579	12,646
Total current assets	77,690	78,684

Property and equipment	25,700	25,680

Goodwill	23,876	23,876

Customer relationships	28,493	28,493
Less—accumulated amortization	11,698	11,111
Customer relationships, net	16,795	17,382

Deferred taxes	2,160	2,207
Other assets	1,485	1,565
Total assets	$147,706	$149,394

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$638	$656
Accounts payable	2,966	3,627
Other current liabilities	35,803	37,034
Total current liabilities	39,407	41,317

Long-term debt, less current maturities	27,230	28,872

Other liabilities	2,488	2,778

Commitments and contingencies	—	—

Shareholders’ equity
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,695,699 shares issued at March 30, 2003 and December 29, 2002	497	497
Additional paid-in capital	99,675	99,690
Accumulated deficit	(20,632)	(22,752)
Treasury shares: 273,046 and 286,871 shares, respectively, at cost	(959)	(1,008)
Total shareholders’ equity	78,581	76,427
Total liabilities and shareholders’ equity	$147,706	$149,394

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Thirteen (13) Weeks Ended
	March 30, 2003	March 31, 2002

Net revenue	$86,197	$104,319

Operating expenses:

Cost of services	69,428	83,179
Selling, general and administrative expenses	12,996	14,355
Total operating expenses	82,424	97,534
Operating income	3,773	6,785

Interest expense, net	353	1,606

Income before income taxes	3,420	5,179
Provision for income taxes	1,300	2,020

Net income	$2,120	$3,159

Net Income per share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Weighted average number of shares outstanding:
Basic	49,422	48,909
Diluted	49,444	49,056

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Thirteen (13) Weeks Ended
	March 30, 2003	March 31, 2002

Operating activities:

Net income	$2,120	$3,159
Depreciation and amortization	3,131	4,684
Deferred income taxes	(80)	792
Change in operating assets and liabilities	(3,541)	12,718
Net cash provided by operating activities	1,630	21,353

Investing activities:

Purchases of property and equipment, net	(2,564)	(1,010)
Net cash used by investing activities	(2,564)	(1,010)

Financing activities:

Payments on long-term debt	(160)	(11,133)
Repayments under revolving credit facility, net	(1,500)	—
Stock and warrant transactions	34	130
Net cash used by financing activities	(1,626)	(11,003)

Net increase (decrease) in cash and cash equivalents	(2,560)	9,340

Beginning cash balance	14,530	21,213

Ending cash balance	$11,970	$30,553

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Dollars in thousands, except as otherwise indicated)

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen week period ended March 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003.  The balance sheet at December 29, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For additional information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

2.   Other Current Liabilities

The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

	March 30, 2003	December 29, 2002

Payroll and related items	$18,483	$19,634
Income taxes payable	6,561	5,184
Accrued insurance	3,230	3,251
Restructuring charges	1,548	2,150
Accrued professional fees	868	1,168
Accrued relocation/severance	739	616
Client related liabilities	319	977
Other	4,055	4,054
Total	$35,803	$37,034

3.   Accounting for Stock-Based Compensation

For stock-based employee compensation plans, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is recognized for stock options issued to employees when the option price equals or exceeds the fair market value of the Company’s Common shares at the date of grant.  Stock-based compensation expense for non-employees is recognized in accordance with SFAS No. 123 (“SFAS No.123”) “Accounting for Stock Based Compensation.”

The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123.

	March 30, 2003	March 31, 2002

Net income as reported	$2,120	$3,159
Less–compensation expense on stock options, net of income tax benefit	(972)	(580)
Net income Pro forma	$1,148	$2,579
Earnings per share – basic
As reported	$0.04	$0.06
Pro forma	$0.02	$0.05
Earnings per share – diluted
As reported	$0.04	$0.06
Pro forma	$0.02	$0.05

In order to calculate the pro forma information included above, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model.   Assumptions include no dividend yield, risk-free interest rates ranging from 5% to 7%, expected volatility ranging between 70% and 90%, and an expected life ranging from 7 years to 10 years.

4.   Comprehensive Income

Comprehensive income is as follows:

	March 30, 2003	March 31, 2002

Net income	$2,120	$3,159
Other comprehensive income	—	491
Total Comprehensive income	$2,120	$3,650

Other comprehensive income in the first fiscal quarter of 2002 represented the change during the quarter in the unrealized loss on a swap agreement.   This swap agreement was terminated in December 2002 when the Company refinanced its debt and repaid the term loan related to the swap agreement.

5.   Legal Proceedings

The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business.  Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company’s consolidated financial position, annual results of operations and liquidity.  Although the Company does not believe that any of these proceedings will result in a materially adverse effect, no assurance to that effect can be given.

6.   Long Term Debt

On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement (“Current Credit Agreement”) replacing the previous Amended and Restated Credit Facility (“Previous Credit Facility”).  Under the terms of the Current Credit Agreement, the Company has a revolving credit facility which expires December 2005.  The facility initially provided $65.0 million of credit availability.  Beginning on March 31, 2003, the facility is being reduced by $1.25 million of availability each quarter until the facility reaches $55.0 million at December 31, 2004.  Availability is also reduced by outstanding borrowings and any outstanding letters of credit.  As of March 30, 2003, there were $26.0 million of outstanding borrowings under the facility and approximately $6.2 million was utilized through the issuance of standby letters of credit primarily to support self-insurance reserves.  Net availability as of March 30, 2003, under the Current Credit Agreement was $32.8 million.

The Current Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company.  Under the terms of the Current Credit Agreement, the Company is also required to maintain certain financial covenants which limit the Company’s ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, and make certain restricted payments.   The Company is currently in compliance with all covenants and restrictions imposed by the terms of the Current Credit Agreement.

Borrowings under the Current Credit Agreement incur a floating interest rate usually based on the LIBOR index rate, although the Company has the option of using an alternate base rate defined in the agreement.  In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as quarterly fees on the outstanding letters of credit.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided by the Company for the thirteen week periods ended March 30, 2003, and March 31, 2002.

	Thirteen (13) Weeks Ended
	March 30, 2003	March 31, 2002

Net revenues	100.0%	100.0%

Operating expenses:
Cost of services	80.5	79.7
Selling, general and administrative expenses	15.1	13.8
Total operating expenses	95.6	93.5
Operating income	4.4	6.5
Interest expense, net	.4	1.5

Income before income taxes	4.0	5.0
Provision for income taxes	1.5	2.0
Net income	2.5%	3.0%

Comparison of Results of Operations for the thirteen weeks ended March 30, 2003 and March 31, 2002

Net revenue decreased 17.4% to $86.2 million in the first quarter of fiscal 2003 from $104.3 million in the same quarter of fiscal 2002. Approximately 80% of the revenue decline was attributable to three clients due to a reduction of customer acquisition services provided by the Company to two of the clients and a reduction of customer care services under the terms of a contract renewal with the third client.

Cost of services decreased $13.8 million in the first quarter of fiscal 2003, or 16.5%, to $69.4 million from $83.2 million in the same period of fiscal 2002.  This decrease is primarily due to volume related reductions.  Cost of services as a percent of revenue increased slightly to 80.5% from 79.7% and gross profit margins decreased to 19.5% from 20.3% primarily as a result of investment spending including costs associated with the start up of the Company’s Philippine call center and higher employee related expenses.

Selling, general and administrative expenses decreased to $13.0 million in the first quarter of fiscal 2003 from $14.4 million in the first quarter of fiscal 2002, a decrease of $1.4 million or 9.5%. Approximately 70% of the decline was in the area of employee expenses related to cost reduction initiatives implemented in 2002. The remaining decrease was primarily due to lower professional fees and selling and facility expenses.  As a percent of net revenue, selling, general and administrative expenses were 15.1% in fiscal 2003 versus 13.8% in fiscal 2002 due to the effect of volume related reductions.

The Company generated operating income of $3.8 million in the first quarter of fiscal 2003 compared to $6.8 million for the same period of fiscal 2002.  The decrease is primarily due to the effect of lower volumes and gross profit margins partially offset by a  reduction in selling, general and administrative expenses as previously discussed.

Net interest expense for the first quarter of fiscal 2002 decreased $1.2 million compared to the same period in fiscal 2002.  This decrease reflects a $35.5 million reduction in debt from the end of the first quarter of fiscal 2002 to March 30, 2003, and lower interest rates.

The Company’s effective income tax rate is 38.0% for the quarter, versus 39.0% in the prior year period.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company’s financial statements: revenue recognition, accounting for long-lived assets, allowance for doubtful accounts, employee benefit accounting and income taxes. Any deviation from these policies or estimates could have a material impact on the financial statements of the Company.

Revenue recognition

The Company recognizes customer services revenue as services are performed for our clients in accordance with Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition”. The client contracts generally require that clients be billed for the Company’s services on the basis of time spent by Company representatives providing services. The Company’s services are also occasionally priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate.  The

Company’s performance against such standards may provide bonus opportunities or conversely may subject the Company to penalties, which are recognized as earned or incurred.

Accounting for long-lived assets

The Company has approximately $67.9 million of long-lived assets as of March 30, 2003. These assets consist primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software may result in a write-off of the net book value of these affected assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company’s operations and estimated salvage values.

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

Liquidity and Capital Resources

The following table sets forth consolidated statements of cash flow data for the Company for the thirteen-week periods ended March 30, 2003, and March 31, 2002, respectively.

	2003	2002
	(In thousands)

Net cash provided by operating activities	$1,630	$21,353
Net cash used by investing activities	(2,564)	(1,010)
Net cash used by financing activities	(1,626)	(11,003)
Net increase (decrease) in cash	($2,560)	$9,340

Cash from operating activities decreased $19.7 million versus the first quarter of 2002 primarily due to a $13.0 million reduction in accounts receivable which occurred in the first quarter of 2002 versus a $1.6 million increase in the same period of 2003.  Cash generated from operations was slightly lower in 2003 due to lower operating margins and a reduction in depreciation and amortization.

Net cash used by investing activities increased $1.6 million from the same period of fiscal 2002 due to expenditures related to the buildout of a facility in the Philippines and equipment upgrades. Capital expenditures of $1.0 million in fiscal 2002 were primarily due to the purchase of IT hardware, software and equipment.

The Company expects that its cash balances, cash flows from future operations and available borrowings under its Current Credit Agreement will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations payable during 2003.  However, a significant change in operating cash flow could impact the Company’s ability to meet its cash requirement needs and comply with covenants of its credit facility.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Report on Form 10-Q and other documents that the Company files with the SEC contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “goals,” “would,” “could,” “should,” and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q.  Except as required under the Federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company’s clients, including changes in customers’ interest in, and use of, clients’ products and services; fluctuations in quarterly results of operations due to timing of clients’ initiation and termination of large programs; changes in competitive conditions affecting the Company’s industry; the ability of the Company’s clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company’s automated system and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer interaction solutions and in-house customer interaction operations.

See the Company’s filings with the Securities and Exchange Commission for further discussion of the risks and uncertainties associated with the Company’s business, in particular the discussion under the caption “Information Regarding Forward-Looking Statements” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. From time to time, the Company enters into derivatives in order to minimize these risks but not for trading purposes.

The Company prepared a sensitivity analysis of its debt assuming a one-percentage point adverse change in interest rates for the quarter ended March 30, 2003. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s  reports filed or submitted under the Exchange Act.

(b)    Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Part II. Other Information

Item 1.  Legal Proceedings

The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business.  Management does not believe the outcome of any pending claims will have a materially adverse impact on the Company’s consolidated financial position, annual results of operations and liquidity.  Although the Company does not believe that any of these proceedings will result in a materially adverse effect, no assurance to that effect can be given.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.

Date: May 12, 2003	By:	/s/ Marc T. Tanenberg
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date: May 12, 2003	By:	/s/ Kenneth R. Batko
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly   report our conclusions   about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report  financial  data  and  have  identified for the  registrant’s  auditors any material  weaknesses in  internal controls; and

(b)  any fraud, whether or not material,  that involves management or other  employees who have a  significant  role in the  registrant’s  internal  controls; and

6.               The  registrant’s  other  certifying  officer and I have  indicated in this  quarterly  report  whether or not  there  were  significant  changes  in  internal  controls  or in other  factors  that could  significantly  affect  internal   controls  subsequent to the date of our most recent  evaluation,  including   any corrective actions with regard to significant deficiencies and material  weaknesses.

Date: May 12, 2003	/s/Theodore G. Schwartz
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

4.               The  registrant’s  other  certifying  officer  and  I are  responsible  for  establishing and maintaining disclosure controls and procedures (as defined  in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed  such  disclosure  controls  and  procedures  to ensure  that  material  information  relating  to  the  registrant,   including  its  consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly  report is being prepared;

(b)  evaluated the  effectiveness of the registrant’s  disclosure  controls and procedures as of a date within 90 days prior to the filing date of  this quarterly report (the “Evaluation Date”); and

(c)  presented  in  this  quarterly  report  our  conclusions  about  the  effectiveness  of the disclosure  controls and procedures based on our  evaluation as of the Evaluation Date;

5.               The registrant’s  other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the  registrant’s  auditors  and the audit  committee of  registrant’s  board of directors (or persons  performing  the  equivalent functions):

(a)  all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant’s  ability to  record,  process,   summarize  and  report  financial  data  and  have  identified for the  registrant’s  auditors any material  weaknesses in  internal controls; and

(b)  any fraud, whether or not material,  that involves management or other  employees who have a  significant  role in the  registrant’s  internal  controls; and

6.               The  registrant’s  other  certifying  officer and I have  indicated in this  quarterly  report  whether or not there  were  significant  changes  in  internal  controls  or in other  factors  that could  significantly  affect  internal   controls  subsequent to the date of our most recent  evaluation,  including   any corrective actions with regard to significant deficiencies and material  weaknesses.

Date: May 12, 2003	/s/Marc T. Tanenberg
Marc T. Tanenberg
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002