Form 10-K/A
period 2002-12-29
APAC CUSTOMER SERVICE INC
filed 2003-06-06
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Registrant’s telephone number, including area code: (847) 374-4980

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the  Securities Exchange Act of 1934).

Yes ☒ No ☐

The aggregate market value of the Registrant’s Common Shares held by non-affiliates as of June 28, 2002 was approximately $168,436,000.

As of March 14, 2003, 49,435,513 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Proxy Statement for Annual Meeting of Shareholders to be held on June 6, 2003 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K filed by APAC Customer Services, Inc. for the fiscal year ended December 29, 2002.  This Form 10-K/A is being filed solely to revise the cover page of the original Form 10-K to indicate that the Registrant is an accelerated filer and to state the aggregate market value of the Registrant’s Common Shares held by non-affiliates as of June 28, 2002, the last business day of its most recently completed second fiscal quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC CUSTOMER SERVICES, INC.

/s/ MARC T. TANENBERG
MARC T. TANENBERG
Senior Vice President and Chief Financial Officer

Dated: June 4, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 PROMULGATED UNDER THE SECURITIES
EXCHANGE ACT OF 1934, AS AMENDED

I, Theodore G. Schwartz, Chief Executive Officer of APAC Customer Services, Inc., certify that:

1.             I have reviewed this Amendment No.1 to the annual report on Form 10-K of APAC Customer Services, Inc.;

2.             Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such Amendment No. 1, in light of the circumstances under which such statements were made, not misleading with respect to the information set forth in such Amendment No. 1.

Date: June 4, 2003	/s/ THEODORE G. SCHWARTZ
Theodore G. Schwartz
Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 PROMULGATED UNDER THE SECURITIES
EXCHANGE ACT OF 1934, AS AMENDED

I, Marc T. Tanenberg, Chief Financial Officer of APAC Customer Services, Inc., certify that:

1.             I have reviewed this Amendment No.1 to the annual report on Form 10-K of APAC Customer Services, Inc.;

2.             Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such Amendment No. 1, in light of the circumstances under which such statements were made, not misleading with respect to the information set forth in such Amendment No. 1.

Date: June 4, 2003	/s/ MARC T. TANENBERG
Marc T. Tanenberg
Chief Financial Officer