Form 10-Q/A
period 2003-03-30
APAC CUSTOMER SERVICE INC
filed 2003-06-06
CIK 949297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes  ☒                   No

There were 49,441,592 common shares, $0.01 par value outstanding as of May 12, 2003.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q filed by APAC Customer Services, Inc. for the quarterly period ended March 30, 2003.  This Form 10-Q/A is being filed solely to revise the cover page of the original Form 10-Q to indicate that the Registrant is an accelerated filer.

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

1.             I have reviewed this Amendment No.1 to the quarterly report on Form 10-Q of APAC Customer Services, Inc.;

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
Theodore G. Schwartz Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 PROMULGATED UNDER THE SECURITIES
EXCHANGE ACT OF 1934, AS AMENDED

I, Marc T. Tanenberg, Chief Financial Officer of APAC Customer Services, Inc., certify that:

1.             I have reviewed this Amendment No.1 to the quarterly report on Form 10-Q of APAC Customer Services, Inc.;

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