Form 10-Q
period 2003-07-29
APAC CUSTOMER SERVICE INC
filed 2003-08-12
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2003

or

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
(Address of Principal Executive Offices, Zip Code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

There were 49,441,592 common shares, $0.01 par value outstanding as of August 11, 2003.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands)

	June 29, 2003	December 29, 2002
Assets
Current assets:
Cash and cash equivalents	$12,200	$14,530
Accounts receivable, net	48,505	51,508
Other current assets	11,639	12,646
Total current assets	72,344	78,684

Property and equipment, net	24,897	25,680

Goodwill	23,876	23,876

Customer relationships	28,493	28,493
Less–accumulated amortization	12,284	11,111
Customer relationships, net	16,209	17,382

Deferred taxes	2,283	2,207
Other assets	1,386	1,565
Total assets	$140,995	$149,394

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$610	$656
Accounts payable	2,891	3,627
Other current liabilities	38,430	37,034
Total current liabilities	41,931	41,317

Long-term debt, less current maturities	17,595	28,872

Other liabilities	1,503	2,778

Commitments and contingencies	—	—

Shareholders’ equity
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,695,699 shares issued at June 29, 2003 and December 29, 2002	497	497
Additional paid-in capital	99,620	99,690
Accumulated deficit	(19,258)	(22,752)
Treasury shares: 254,107 and 286,871 shares, respectively, at cost	(893)	(1,008)
Total shareholders’ equity	79,966	76,427
Total liabilities and shareholders’ equity	$140,995	$149,394

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net revenue	$82,084	$94,043	$168,281	$198,362

Operating expenses:

Cost of services	66,645	74,764	136,073	157,943
Selling, general and administrative Expenses	12,919	12,270	25,915	26,625
Restructuring and other charges	—	2,536	—	2,536
Asset impairment charges	—	510	—	510
Total operating expenses	79,564	90,080	161,988	187,614
Operating income	2,520	3,963	6,293	10,748

Interest expense, net	306	1,451	659	3,057

Income before income taxes	2,214	2,512	5,634	7,691
Provision for income taxes	840	979	2,140	2,999

Net income	$1,374	$1,533	$3,494	$4,692

Net Income per share:
Basic	$0.03	$0.03	$0.07	$0.10
Diluted	$0.03	$0.03	$0.07	$0.10

Weighted average number of shares outstanding:
Basic	49,439	48,995	49,430	48,993
Diluted	49,487	49,472	49,461	49,250

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002

Operating activities:

Net income	$3,494	$4,692
Depreciation and amortization	6,165	8,526
Non-cash restructuring charges	—	165
Asset impairment charges	—	510
Deferred income taxes	131	588
Change in operating assets and liabilities	3,366	11,215
Net cash provided by operating activities	13,156	25,696

Investing activities:

Purchases of property and equipment, net	(4,208)	(2,032)
Net cash used by investing activities	(4,208)	(2,032)

Financing activities:

Payments on long-term debt	(323)	(17,269)
Repayments under revolving credit facility, net	(11,000)	—
Stock and warrant transactions	45	67
Net cash used by financing activities	(11,278)	(17,202)

Net (decrease) increase in cash and cash equivalents	(2,330)	6,462

Beginning cash balance	14,530	21,213

Ending cash balance	$12,200	$27,675

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Dollars in thousands, except as otherwise indicated)

(Unaudited)

1.                 Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the twenty-six week period ended June 29, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003.  The balance sheet at December 29, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For additional information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

2.                 Other Current Liabilities

The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

	June 29, 2003	December 29, 2002

Payroll and related items	$19,836	$19,634
Income taxes payable	7,153	5,184
Accrued insurance	3,199	3,251
Restructuring reserves	2,059	2,150
Accrued professional fees	943	1,168
Accrued relocation	765	616
Client related liabilities	89	977
Other	4,386	4,054
Total	$38,430	$37,034

The change in restructuring reserves from year end represents payments required under leases for closed centers and severance.

3.                 Accounting for Stock-Based Compensation

For stock-based employee compensation plans, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”).  In accordance with APB No. 25, no compensation expense is recognized for stock options issued to employees when the option price equals or exceeds the fair market value of the Company’s common shares at the date of grant.  Stock-based compensation expense for non-employees is recognized in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS No.123”).

The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123.

Thirteen Weeks Ended

Twenty-Six Weeks Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income as reported	$1,374	$1,533	$3,494	$4,692
Less-compensation expense on stock options, net of income tax benefit	(458)	(1,161)	(1,430)	(1,741)
Net income pro forma	$916	$372	$2,064	$2,951
Earnings per share – basic
As reported	$0.03	$0.03	$0.07	$0.10
Pro forma	$0.02	$0.01	$0.04	$0.06
Earnings per share – diluted
As reported	$0.03	$0.03	$0.07	$0.10
Pro forma	$0.02	$0.01	$0.04	$0.06

In order to calculate the pro forma information set forth above, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model.   Assumptions include no dividend yield, risk-free interest rates ranging from 5% to 7%, expected volatility ranging between 70% and 90%, and an expected life ranging from 7 years to 10 years.

4.                 Comprehensive Income

Comprehensive income is as follows:

Thirteen Weeks Ended

Twenty-Six Weeks Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income	$1,374	$1,533	$3,494	$4,692
Other comprehensive income	—	37	—	528
Total comprehensive income	$1,374	$1,570	$3,494	$5,220

Other comprehensive income in fiscal 2002 represented the change in the unrealized loss on a swap agreement.   This swap agreement was terminated in December 2002 when the Company refinanced its debt and repaid the term loan related to the swap agreement.

5.                 Legal Proceedings

The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business.  Management does not believe the outcome of any pending claims will have a material adverse impact on the Company’s consolidated financial position, annual results of operations or liquidity.  Although the Company does not believe that any of these proceedings will result in a material adverse effect, no assurance to that effect can be given.

6.                 Long Term Debt

On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) replacing the previous Amended and Restated Credit Facility.  Under the terms of the Credit Agreement, the Company has a revolving credit facility, which expires December 2005.  The facility initially provided $65.0 million of credit availability.  Beginning on March 31, 2003, the facility is being reduced by $1.25 million of availability each quarter until the facility reaches $55.0 million at December 31, 2004.  Availability is also reduced by outstanding borrowings and any outstanding letters of credit.  As of June 29, 2003, there were $16.5 million of outstanding borrowings under the facility and approximately $6.4 million was utilized through the issuance of standby letters of credit primarily to support self-insurance reserves.  Net availability as of June 29, 2003, under the Credit Agreement was $40.9 million.

The Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company.  Under the terms of the Credit Agreement, the Company is also required to maintain certain financial covenants which limit the Company’s ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions and make certain restricted payments.

Borrowings under the Credit Agreement incur a floating interest rate usually based on the LIBOR index rate, although the Company has the option of using an alternate base rate defined in the agreement.  In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as quarterly fees on the outstanding letters of credit.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided by the Company for the thirteen and twenty-six week periods ended June 29, 2003 and June 30, 2002.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of services	81.2	79.5	80.9	79.6
Selling, general and administrative expenses	15.7	13.0	15.4	13.4
Restructuring and other charges	—	2.7	—	.3
Asset impairment charges	—	0.5	—	0.3
Total operating expenses	96.9	95.7	96.3	94.6
Operating income	3.1	4.3	3.7	5.4
Interest expense, net	0.4	1.6	0.4	1.5

Income before income taxes	2.7	2.7	3.3	3.9
Provision for income taxes	1.0	1.1	1.2	1.5
Net income	1.7%	1.6%	2.1%	2.4%

Comparison of Results of Operations for the thirteen weeks ended June 29, 2003 and June 30, 2002

Net revenue decreased 12.7% to $82.1 million in the second quarter of fiscal 2003 from $94.0 million in the same quarter of fiscal 2002.  The decline was primarily due to the reduction of customer care services performed under the terms of a facility management contract renewed in October 2002.

Cost of services decreased $8.2 million in the second quarter of fiscal 2003, or 10.9%, to $66.6 million from $74.8 million in the same period of fiscal 2002.  This decrease is primarily due to volume related reductions. Cost of services as a percent of revenue increased to 81.2% from 79.5% and gross profit margins decreased to 18.8 % from 20.5% primarily as a result of the impact of lower revenues, higher employee related expenses and investment spending including costs associated with the start up of the Company’s Philippine call center.

Selling, general and administrative expenses increased to $12.9 million in the second quarter of fiscal 2003 from $12.3 million in the second quarter of fiscal 2002, an increase of $0.6 million or 5.3%. The increase was largely due to higher employee related expenses.  As a percent of net revenue, selling, general and administrative expenses were 15.7% in fiscal 2003 versus 13.0% in fiscal 2002 due to the effect of volume related revenue reductions.

During the second quarter of fiscal 2002, the Company implemented a plan to further improve operational efficiencies and to reduce excess capacity.  As a result, the Company recorded $2.4 million of restructuring charges related to the closure of seven Customer Interaction Centers and the elimination of certain administrative and support positions. Other charges of $0.1 million associated with other center downsizings were also recorded in the second quarter of fiscal 2002. Asset impairment charges of $0.5 million, which were also recorded in the second quarter of fiscal 2002, primarily related to the write off of telecommunications equipment.

The Company generated operating income of $2.5 million in the second quarter of fiscal 2003 compared to $4.0 million for the same period of fiscal 2002.  The decrease is primarily due to the effect of lower volumes and gross profit margins and an increase in selling, general and administrative expenses, as previously discussed, partially offset by the absence of restructuring and other charges and asset impairment charges recorded in the second quarter of 2002.

Net interest expense for the second quarter of fiscal 2003 decreased $1.2 million compared to the same period in fiscal 2002.  This decrease reflects a reduction of $39.4 million in average debt for the second quarter of fiscal 2003 versus the second quarter of fiscal 2002, and lower interest rates.

The Company’s effective income tax rate is 38.0% for the second quarter of fiscal 2003, versus 39.0% in the prior year period.

Comparison of Results of Operations for the twenty-six weeks ended June 29, 2003 and June 30, 2002

Net revenue decreased 15.2% to $168.3 million in the first half of fiscal 2003 from $198.4 million in the same period of fiscal 2002.  Approximately 80% of the revenue decline was attributable to three clients due to a reduction of customer care services under the renewal terms of a facility management contract and a reduction of customer acquisition services provided by the Company to two of its clients.

Cost of services decreased $21.8 million in the first half of fiscal 2003, or 13.8%, to $136.1 million from $157.9 million in the same period of fiscal 2002.  This decrease is primarily due to volume related reductions.  Cost of services as a percent of revenue increased to 80.9% from 79.6%.  Gross profit margins decreased to 19.1% from 20.4% primarily as a result of the impact of lower revenues, higher employee related expenses and investment spending including costs associated with the start up of the Company’s Philippine call center.

Selling, general and administrative expenses decreased slightly to $25.9 million in the first half of fiscal 2003 from $26.6 million in the first half of fiscal 2002, a decrease of $0.7 million or 2.7%.  The decrease was primarily due to lower professional fees ($0.4 million) and selling and facility expenses ($0.2 million).  As a percent of net revenue, selling, general and administrative expenses were 15.4% in the first half of fiscal 2003 versus 13.4% in the same period of fiscal 2002 due to the effect of volume related reductions.

The Company generated operating income of $6.3 million in the first half of fiscal 2003 compared to $10.7 million for the same period of fiscal 2002.  The decrease is primarily due to the effect of lower volumes and gross profit margins partially offset by the reduction in selling, general and administrative expenses, as previously discussed, and the absence of restructuring and other charges and asset impairment charges recorded in the first half of 2002.

Net interest expense for the first half of fiscal 2003 decreased $2.4 million compared to the same period in fiscal 2002.  This decrease reflects a reduction of $42.0 million in average debt for the first half of fiscal 2003 versus the same period of fiscal 2002, and lower interest rates.

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

Revenue recognition

The Company recognizes customer services revenue as services are performed for our clients in accordance with Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition.” Client contracts generally require that clients be billed for the Company’s services on the basis of time spent by Company representatives providing services. The Company’s services are also occasionally priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate.  The Company’s performance against such standards may provide bonus opportunities or conversely may subject the Company to penalties, which are recognized as earned or incurred.

Accounting for long-lived assets

The Company’s long-lived assets consist primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software may result in a write-off of the net book value of these affected assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company’s operations and estimated salvage values.

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and a general allowance for all other receivables based on their age and collection history.

Accounting for employee benefits

The Company records an accrued liability for group health and workers compensation claims based on an estimate of claims incurred, but not reported, as well as asserted claims at the end of the period. This estimate is derived from an analysis performed by actuaries hired by the Company who have expertise in this area.  However, although these estimates are generally reliable, changes in the employee mix and unforeseen events could result in an adjustment to these estimates.

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

Liquidity and Capital Resources

The following table sets forth consolidated statements of cash flow data for the Company for the twenty-six week periods ended June 29, 2003 and June 30, 2002, respectively.

	2003	2002
	(In thousands)

Net cash provided by operating activities	$13,156	$25,696
Net cash used by investing activities	(4,208)	(2,032)
Net cash used by financing activities	(11,278)	(17,202)
Net increase (decrease) in cash	$(2,330)	$6,462

Cash from operating activities decreased $12.5 million versus the first half of fiscal 2002 primarily due to a $10.8 million reduction in accounts receivable, which occurred in the first half of fiscal 2002 versus a $3.0 million reduction in the same period of fiscal 2003. The decrease in accounts receivable in the first half of fiscal 2002 was primarily due to lower volumes. Cash generated from operations was slightly lower in fiscal 2003 due to lower operating margins and a reduction in depreciation and amortization.

Net cash used by investing activities increased $2.2 million from the same period of fiscal 2002 due to expenditures related to the buildout of a facility in the Philippines and equipment upgrades. Capital expenditures of $2.0 million in the first half of fiscal 2002 were primarily related to the purchase of IT hardware, software and equipment.

Net cash used by financing activities primarily related to the repayment of $11.0 million and $17.0 million of bank debt in 2003 and 2002 , respectively.

The Company expects that its cash balances, cash flows from future operations and available borrowings under its Credit Agreement will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations payable during fiscal 2003.  However, a significant change in operating cash flow could impact the Company’s ability to meet its cash requirement needs and comply with covenants of its Credit Agreement.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Report on Form 10-Q and other documents that the Company files with the Securities and Exchange Commission (the “SEC”) contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “goals,” “would,” “could,” “should,” and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q.  Except as required under the Federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise.

Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company’s clients, including changes in customers’ interest in, and use of, clients’ products and services; fluctuations in quarterly results of operations due to timing of clients’ initiation and termination of large programs; government regulation, including federal and state do not call registries; reliance on telephone service; changes in competitive conditions affecting the Company’s industry, including offshore call center operations; the ability of the Company’s clients to terminate contracts with the Company on relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company’s automated system and other technological factors; improved technology having the effect of reducing overall call volumes; changes in government regulations affecting industries of our clients; control by principal shareholder; war and terrorist attacks and competition from other outside providers of customer interaction solutions and in-house customer interaction operations.

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

The Company prepared a sensitivity analysis of its debt assuming a one-percentage point adverse change in interest rates for the quarter ended June 29, 2003. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4. Controls and Procedures

(a)           Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)           Internal Controls Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.           Legal Proceedings

The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business.  Management does not believe the outcome of any pending claims will have a material adverse impact on the Company’s consolidated financial position, annual results of operations or liquidity.  Although the Company does not believe that any of these proceedings will result in a material adverse effect, no assurance to that effect can be given.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          The Annual Meeting of Shareholders of the Company was held on June 6, 2003.

(b)         Not applicable

(c)          Set forth below is the tabulation of the votes for each nominee for election as a director of the Company.

	For	Withhold Authority (Including Broker non-vote)

Robert F. Bernard	45,927,095	1,400,419

Thomas M. Collins	45,942,945	1,384,569

John W. Gerdelman	45,949,165	1,378,349

Theodore G. Schwartz	45,837,625	1,489,889

Paul G. Yovovich	45,964,225	1,363,289

Item 5.  Other Information

On July 30, 2003, the Company issued a press release setting forth the Company’s appointment of Paul Liska and Samuel Skinner as members of the board of directors.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit 10.2 Second Amendment to the APAC Customer Services, Inc. Second Amended and Restated 1995 Incentive Stock Plan.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

Exhibit 32.0 Section 1350 Certifications.

(b)         Reports on Form 8-K

On May 1, 2003, the Company filed a current report on Form 8-K setting forth the earnings release for the fiscal quarter ended March 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.

Date: August 12, 2003	By:	/s/ Marc T. Tanenberg
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date: August 12, 2003	By:	/s/ Kenneth R. Batko
Vice President and Controller (Principal Accounting Officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

10.2	Exhibit 10.2 Second Amendment to the APAC Customer Services, Inc. Second Amended and Restated 1995 Incentive Stock Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

32.0	Section 1350 Certifications.