Form 10-Q
period 2003-09-28
APAC CUSTOMER SERVICE INC
filed 2003-11-10
CIK 949297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2003

or

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

Yes  ☒        No  ☐

There were 49,441,592 common shares, $0.01 par value per share, outstanding as of November 7, 2003.

Part I. Financial Information

Item 1. Financial Statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands)

	September 28, 2003	December 29, 2002

Assets

Current assets:
Cash and cash equivalents	$9,709	$14,530
Accounts receivable, net	48,469	51,508
Other current assets	11,048	12,646
Total current assets	69,226	78,684

Property and equipment, net	23,701	25,680

Goodwill	23,876	23,876

Customer relationships	28,493	28,493
Less-accumulated amortization	12,871	11,111
Customer relationships, net	15,622	17,382

Deferred taxes	2,702	2,207
Other assets	1,314	1,565
Total assets	$136,441	$149,394

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$581	$656
Accounts payable	2,212	3,627
Other current liabilities	39,081	37,034
Total current liabilities	41,874	41,317

Long-term debt, less current maturities	12,958	28,872

Other liabilities	1,414	2,778

Commitments and contingencies	—	—

Shareholders’ equity
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,695,699 shares issued at September 28, 2003 and December 29, 2002	497	497
Additional paid-in capital	99,620	99,690
Accumulated deficit	(18,968)	(22,752)
Accumulated other comprehensive income	(62)	—
Treasury shares: 254,107 and 286,871 shares, respectively, at cost	(892)	(1,008)
Total shareholders’ equity	80,195	76,427
Total liabilities and shareholders’ equity	$136,441	$149,394

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net revenue	$79,658	$85,092	$247,939	$283,454

Operating expenses:

Cost of services	65,338	69,199	201,411	227,142
Selling, general and administrative Expenses	12,124	11,640	38,039	38,265
Restructuring and other charges	1,800	1,131	1,800	3,667
Asset impairment charges	108	—	108	510
Total operating expenses	79,370	81,970	241,358	269,584
Operating income	288	3,122	6,581	13,870

Interest expense, net	226	1,330	885	4,387

Income before income taxes	62	1,792	5,696	9,483
Provision (benefit) for income taxes	(228)	699	1,912	3,698

Net income	$290	$1,093	$3,784	$5,785

Net Income per share:
Basic	$0.01	$0.02	$0.08	$0.12
Diluted	$0.01	$0.02	$0.08	$0.12

Weighted average number of shares outstanding:
Basic	49,442	49,205	49,434	49,036
Diluted	49,475	49,489	49,465	49,382

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002

Operating activities:

Net income	$3,784	$5,785
Depreciation and amortization	9,153	12,437
Non-cash restructuring charges	—	222
Tax effect of stock option exercises	—	28
Asset impairment charges	108	510
Deferred income taxes	130	2,579
Change in operating assets and liabilities	3,517	9,365
Net cash provided by operating activities	16,692	30,926

Investing activities:

Purchases of property and equipment, net	(5,571)	(2,967)
Net cash used by investing activities	(5,571)	(2,967)

Financing activities:

Payments on long-term debt	(488)	(24,400)
Repayments under revolving credit facility, net	(15,500)	—
Stock and warrant transactions	46	473
Net cash used by financing activities	(15,942)	(23,927)

Net (decrease) increase in cash and cash equivalents	(4,821)	4,032

Beginning cash balance	14,530	21,213

Ending cash balance	$9,709	$25,245

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(Dollars in thousands, except as otherwise indicated)
(Unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirty-nine week period ended September 28, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003.  The balance sheet at December 29, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For additional information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

2.              Other Current Liabilities

The components of other current liabilities included in the consolidated condensed balance sheets are as follows:

	September 28, 2003	December 29, 2002

Payroll and related items	$18,840	$19,634
Income taxes payable	7,074	5,184
Accrued insurance	3,293	3,251
Restructuring reserves	3,337	2,150
Accrued professional fees	1,454	1,168
Accrued relocation	786	616
Accrued telecommunications	655	713
Other accrued taxes	630	822
Client related liabilities	44	977
Other	2,968	2,519
Total	$39,081	$37,034

3.              Accounting for Stock-Based Compensation

For stock-based employee compensation plans, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  In accordance with APB No. 25, no compensation expense is recognized for stock options issued to employees when the option price equals or exceeds the fair market value of the Company’s common shares at the date of grant.  Stock-based compensation expense for non-employees is recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”).

The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123.

Thirteen Weeks Ended

Thirty-Nine Weeks Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net income as reported	$290	$1,093	$3,784	$5,785
Less–compensation expense on stock options, net of income tax benefit	(881)	(672)	(2,310)	(2,413)
Net income (loss) pro forma	$(591)	$421	$1,474	$3,372
Earnings (loss) per share – basic
As reported	$0.01	$0.02	$0.08	$0.12
Pro forma	$(0.01)	$0.01	$0.03	$0.07
Earnings (loss) per share – diluted
As reported	$0.01	$0.02	$0.08	$0.12
Pro forma	$(0.01)	$0.01	$0.03	$0.07

In order to calculate the pro forma information set forth above, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model.   Assumptions include no dividend yield, risk-free interest rates ranging from 3% to 7%, expected volatility ranging between 70% and 90%, and an expected life ranging from 7 years to 10 years.

4.              Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income is as follows:

Thirteen Weeks Ended

Thirty-Nine Weeks Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net income	$290	$1,093	$3,784	$5,785
Unrealized gain on swap agreement	—	180	—	708
Foreign currency translation loss	(62)	—	(62)	—
Total comprehensive income	$228	$1,273	$3,722	$6,493

Other comprehensive income in fiscal 2002 represented the change in the unrealized loss on a swap agreement.  This swap agreement was terminated in December 2002 when the Company refinanced its debt and repaid the term loan related to the swap agreement.

The foreign currency translation loss in fiscal 2003 relates to the impact of a change in exchange rates on net assets located outside of the United States.

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

6.              Long Term Debt

On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) replacing the previous Amended and Restated Credit Facility.  Under the terms of the Credit Agreement, the Company has a revolving credit facility, which expires in December 2005.  The facility initially provided $65.0 million of credit availability.  Beginning on March 31, 2003, the facility is being reduced by $1.25 million of availability each quarter until the facility reaches $55.0 million at December 31, 2004.  Availability is also reduced by outstanding borrowings and any outstanding letters of credit.  As of September 28, 2003, there were $12.0 million of outstanding borrowings under the facility and approximately $6.6 million was utilized through the issuance of standby letters of credit primarily to support self-insurance reserves.  Net availability as of September 28, 2003, under the Credit Agreement was $43.9 million.

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

7.              Restructuring Charges

During the third quarter of fiscal 2003, the Company recorded restructuring charges of $1.9 million, which related to severance costs due to the elimination of 121 administrative, support and call center positions.  Cash charges of $0.2 million have been paid through September 28, 2003, with the remainder to be paid over the next twelve months.  The Company also recorded $0.1 million of asset impairment charges related to the write-off of computer hardware.

In the second and third quarters of fiscal 2002, the Company closed a total of ten Customer Interaction Centers and transitioned one center under a facility management contract.  As a result, the Company recorded restructuring charges of $3.5 million.  Other charges of $0.1 million associated with other center downsizings were also recorded.  Asset impairment charges of $0.5 million recorded in the second quarter of fiscal 2002 related to the write-off of telecommunications equipment.  In the third quarter of fiscal 2003, the Company reversed $0.1 million into restructuring charges that will not be utilized.

Following is a summary of the fiscal 2003 year-to-date activity in the reserves established in connection with the Company’s restructuring initiatives:

	Balance 12/29/02	2003 Charges	Asset Write-down	Cash Payments	Balance 9/28/03

2002

Employee severance costs

$

768

$

(252

)

—

$

(358

)

$

158

Contractual obligations

2,240

132

—

(881

)

1,491

2003

Employee severance costs

—

1,920

—

(232

)

1,688

Asset impairments	—	108	$(108)	—	—

$

3,008

$

1,908

$

(108

)

$

(1,471

)

$

3,337

8.              Income Taxes

In early October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years’ taxable income a $48.1 million loss reported on its 2002 tax return, which is subject to audit. This loss resulted from the Company taking a $59.9 million deduction to write-off for tax purposes its remaining investment in ITI Holdings, Inc. (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years).   The total combined liquidity benefit to the Company from this deduction is expected to be $20.9 million, which includes the $11.6 million cash tax refund, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in current and future periods. The potential income statement benefit of this deduction will not be recognized until the Company believes it is probable the deduction will not be successfully challenged.

The Company’s effective income tax rate is 34.0% for the nine months ended September 28, 2003 versus 39.0% in the comparable prior year period.  This decrease is primarily due to the effect of tax credits on lower taxable income in fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

APAC Customer Services, Inc. and its subsidiaries (collectively, the “Company”) is a leading provider of customer interaction solutions for market leaders in telecommunications, financial services, insurance, logistics and healthcare. To help its clients better manage their customer relationships, the Company develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 7,700 workstations in 33 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

The following table sets forth consolidated condensed statements of income data as a percent of net revenue from services provided.

Thirteen Weeks Ended

Thirty-Nine Weeks Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of services	82.0	81.3	81.2	80.1
Selling, general and administrative expenses	15.2	13.7	15.3	13.5
Restructuring and other charges	2.3	1.3	.7	1.3
Asset impairment charges	.1	—	.1	0.2
Total operating expenses	99.6	96.3	97.3	95.1
Operating income	.4	3.7	2.7	4.9
Interest expense, net	.3	1.6	.4	1.6

Income before income taxes	.1	2.1	2.3	3.3
Provision for income taxes	(.3)	.8	.8	1.3
Net income	.4%	1.3%	1.5%	2.0%

Comparison of Results of Operations for the thirteen weeks ended September 28, 2003, and September 29, 2002

Net revenue decreased 6.3% to $79.7 million in the third quarter of fiscal 2003 from $85.1 million in the same quarter of fiscal 2002.  The decline was primarily due to the reduction of customer care services performed under the terms of a facility management contract renewed in October 2002 and reductions in marketing programs by several financial services clients.  These reductions were partially offset by an increase in services provided to certain telecommunications clients.

Cost of services decreased $3.9 million in the third quarter of fiscal 2003, or 5.6%, to $65.3 million from $69.2 million in the same period of fiscal 2002.  This decrease is primarily due to volume related reductions. Cost of services as a percent of revenue increased to 82.0% from 81.3% and gross profit margins decreased to 18.0% from 18.7% primarily as a result of the impact of lower revenues.

Selling, general and administrative expenses increased to $12.1 million in the third quarter of fiscal 2003 from $11.6 million in the third quarter of fiscal 2002, an increase of $0.5 million or 4.3%. The increase was largely due to higher employee related expenses.  As a percent of net revenue, selling, general and administrative expenses were 15.2% in fiscal 2003 versus 13.7% in fiscal 2002 due to the effect of volume related revenue reductions.

During the third quarter of fiscal 2003, the Company recorded restructuring charges of $1.9 million, which related to severance costs due to the elimination of 121 administrative, support and call center positions.  Cash charges of $0.2 million have been paid through September 28, 2003, with the remainder to be paid over the next twelve months.  The Company also recorded $0.1 million of asset impairment charges related to the write-off of computer hardware.

In the third quarter of 2002, the Company recorded restructuring charges related to the closure of three facilities and the costs associated with transitioning one center under a facility management contract.  Restructuring charges of $1.1 million included $0.6 million of employee severance, and $0.5 million of lease termination and other costs.  In the third quarter of fiscal 2003, the Company reversed $0.1 million into restructuring charges that will not be utilized.

The Company generated operating income of $0.3 million in the third quarter of fiscal 2003 compared to $3.1 million for the same period of fiscal 2002.  The decrease is primarily due to the effect of lower volumes and gross profit margins, higher restructuring and asset impairment charges and an increase in selling, general and administrative expenses, as previously discussed.

Net interest expense for the third quarter of fiscal 2003 decreased $1.1 million compared to the same period in fiscal 2002.  This decrease reflects a reduction of $39.9 million in average debt for the third quarter of fiscal 2003 versus the third quarter of fiscal 2002, and lower interest rates.

The Company recorded a $0.2 million tax benefit for the third quarter of fiscal 2003, versus $0.7 million of tax expense in the prior year period.  This benefit recorded in the third quarter of fiscal 2003 is due to the effect of a change in the year to date estimated effective tax rate resulting from the impact of tax credits on lower taxable income in fiscal 2003.

Comparison of Results of Operations for the thirty-nine weeks ended September 28, 2003, and September 29, 2002

Net revenue decreased 12.6% to  $247.9 million in the first nine months of fiscal 2003 from $283.5 million in the same period of fiscal 2002.  The revenue decline was primarily attributable to a reduction of customer care services under the renewal terms of a facility management contract and a reduction of customer acquisition services provided by the Company to its financial services clients.   These reductions were partially offset by increased services to certain telecommunications clients.

Cost of services decreased $25.7 million in the first nine months of fiscal 2003, or 11.3%, to $201.4 million from $227.1 million in the same period of fiscal 2002.  This decrease is primarily due to volume related reductions.  Cost of services as a percent of revenue increased to 81.2% from 80.1%.  Gross profit margins decreased to 18.8% from 19.9% primarily as a result of the impact of lower revenues, higher employee related expenses and investment spending including costs associated with the start up of the Company’s Philippine call center.

Selling, general and administrative expenses decreased slightly to $38.0 million in the first nine months of fiscal 2003 from $38.3 million in the same period of fiscal 2002, a decrease of $0.3 million or 0.8%.   As a percent of net revenue, selling, general and administrative expenses were 15.3% in the first nine months of fiscal 2003 versus 13.5% in the same period of fiscal 2002 due to the effect of volume related reductions.

During the third quarter of fiscal 2003, the Company recorded restructuring charges of $1.9 million, which related to severance costs due to the elimination of 121 administrative, support and call center positions.  Cash charges of $0.2 million have been paid through September 28, 2003, with the remainder to be paid over the next twelve months.  The Company also recorded $0.1 million of asset impairment charges related to the write-off of computer hardware.

In the second and third quarters of 2002, the Company closed a total of ten Customer Interaction Centers and transitioned one center under a facility management contract.  As a result, the Company recorded restructuring charges of $3.5 million.  Other charges of $0.1 million associated with other center downsizings were also recorded.  Asset impairment charges of $0.5 million recorded in the second quarter of 2002 related to the write-off of telecommunications equipment.  In the third quarter of fiscal 2003, the Company reversed $0.1 million into restructuring charges that will not be utilized.

The Company generated operating income of $6.6 million in the first nine months of fiscal 2003 compared to $13.9 million for the same period of fiscal 2002.  The decrease is primarily due to the effect of lower volumes, and gross profit margins partially offset by lower restructuring and other charges and asset impairment charges.

Net interest expense for the first nine months of fiscal 2003 decreased $3.5 million compared to the same period in fiscal 2002.  This decrease reflects a reduction of $41.5 million in average debt for the first nine months of fiscal 2003 versus the same period of fiscal 2002 and lower interest rates.

The Company’s effective income tax rate is 34.0% for the third quarter of fiscal 2003, versus 39.0% in the prior year period.  This decrease is primarily due to the effect of tax credits on lower taxable income in fiscal 2003.

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

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and an additional allowance for all other receivables based on their age and collection history.

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

Income Taxes

The Company accounts for income taxes using the asset and liability approach.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Valuation allowances are recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future.

Liquidity and Capital Resources

The following table sets forth consolidated statements of cash flow data for the Company for the thirty-nine week periods ended September 28, 2003 and September 29, 2002, respectively.

	2003	2002
	(In thousands)

Net cash provided by operating activities	$16,692	$30,926
Net cash used by investing activities	(5,571)	(2,967)
Net cash used by financing activities	(15,942)	(23,927)
Net increase (decrease) in cash	$(4,821)	$4,032

Cash from operating activities decreased $14.2 million versus the first nine months of fiscal 2002, primarily due to a $12.6 million reduction in accounts receivable that occurred in the first nine months of fiscal 2002 versus a $3.0 million reduction in the same period of fiscal 2003. The decrease in accounts receivable in the first nine months of fiscal 2002 was primarily due to lower volumes. Cash generated from operations was lower in fiscal 2003 due to lower operating margins and a reduction in depreciation and amortization.

Net cash used by investing activities increased $2.6 million from the same period of fiscal 2002 due to expenditures related to the buildout of a facility in the Philippines and computer equipment upgrades. Capital expenditures of $3.0 million in the first nine months of fiscal 2002 were primarily related to the purchase of computer hardware, software and equipment.

Net cash used by financing activities primarily related to the repayment of $15.5 million and $24.0 million of bank debt in 2003 and 2002, respectively.

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

In early October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years’ taxable income a $48.1 million loss reported on its 2002 tax return, which is subject to audit. This loss resulted from the Company taking a $59.9 million deduction to write-off for tax purposes its remaining investment in ITI Holdings, Inc. (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years).   The total combined liquidity benefit to the Company from this deduction is expected to be $20.9 million, which includes the $11.6 million cash tax refund, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in current and future periods. The potential income statement benefit of this deduction will not be recognized until the Company believes it is probable the deduction will not be successfully challenged.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This Report on Form 10-Q and other documents that the Company files with the Securities and Exchange Commission (the SEC) contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “goals,” “would,” “could,” “should,” and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q.  Except as required under the Federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise.

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

See the Company’s filings with the SEC for further discussion of the risks and uncertainties associated with the Company’s business, in particular the discussion under the caption “Information Regarding Forward-Looking Statements” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. From time to time, the Company enters into derivatives in order to minimize these risks but not for trading purposes.

The Company prepared a sensitivity analysis of its debt assuming a one-percentage point adverse change in interest rates for the quarter ended September 28, 2003. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4. Controls and Procedures

(a)          Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

(a)          Exhibits

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

Exhibit 32.0 Section 1350 Certifications.

(b)         Reports on Form 8-K

On July 31, 2003, the Company filed a current report on Form 8-K setting forth the earnings release for the  fiscal quarter ended June 29, 2003, and disclosing the Company’s appointment of Paul Liska and Samuel Skinner as members of the Company’s board of directors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.

Date: November 10, 2003	By:	/s/ Marc T. Tanenberg
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date: November 10, 2003	By:	/s/ Kenneth R. Batko
Vice President and Controller (Principal Accounting Officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.

32.0	Section 1350 Certifications.