Form 10-K
period 2003-12-28
APAC CUSTOMER SERVICE INC
filed 2004-03-12
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2003
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

Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒        No ☐

        The aggregate market value of the Registrant's Common Shares held by non-affiliates was approximately $70,543,000, based on the last sale price as of June 29, 2003.

        As of March 10, 2004, 49,448,102 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Registrant's Proxy Statement for The Annual Meeting
of Shareholders to be held on June 4, 2004, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

        APAC Customer Services, Inc. and its subsidiaries (collectively "APAC Customer Services", "APAC" or the "Company") was founded in 1973 and is a leading provider of customer interaction solutions for market leaders in communications, financial services, insurance, health care, logistics and travel and hospitality. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 7,000 workstations in 28 Customer Interaction Centers. (See Item 2. "Properties"). The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service.

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

        Customer acquisition.    Customer acquisition services involve an APAC sales representative's calling a consumer or business prospect to offer the client's products or services. APAC receives prospect information electronically from its clients. APAC's data management system sorts the prospect information and delivers it to one or more of its Customer Interaction Centers. Computerized call-management systems utilizing predictive dialers automatically dial the telephone numbers, determine if a live connection is made, and present connected calls to sales representatives who have been specifically trained for the client's program. When a call is presented, the prospect's name, other information about the prospect and the program script simultaneously appear on the sales representative's computer screen. The sales representative then uses the script to solicit an order for the client's product or service or to request information, which will be added to the client's customer database.

Clients

        APAC directs its business development efforts primarily towards large companies with substantial customer care and/or customer acquisition needs. APAC often targets those companies that operate in high cost metropolitan areas, that are currently utilizing inefficient or expensive technology in their customer service and/or acquisition operations, or that have the greatest need for increased efficiencies. APAC develops and delivers customer care and acquisition solutions primarily in the following industries:

•	Communications	•	Health Care
•	Financial Services	•	Logistics
•	Insurance	•	Travel and Hospitality

        The Company's ten largest clients collectively accounted for 65.7% of the Company's net revenue in fiscal 2003. Two of the Company's clients were each responsible for over 10% of the Company's net revenues: Comcast Corporation provided 12.7% of the Company's net revenues in 2003 and T-Mobile USA, Inc. accounted for 10.4% of the Company's net revenues. Comcast is expected to account for less than 10% of net revenues in 2004. See "Client Concentration; Contract Terms; Client Industries" in "Information Regarding Forward-Looking Statements" in Part II.

Client Contracts

        APAC provides services to its clients pursuant to written contracts, which generally provide for engagements of one to five years. Most contracts permit clients to terminate for convenience. Contracts for customer care services require adherence to a termination schedule allowing for the gradual reduction of services over a three to six month period in the event of termination. Contracts for customer acquisition services may generally be terminated or modified on short notice. The Company has, however, historically established long-term relationships with many of the clients for which it provides such services.

        Client contracts generally require that the Company bill for its services on the basis of time spent by the Company representatives providing services. The Company is experiencing an increase in requests that the unit of time billed be minutes rather than hours. This billing method requires greater Company representative productivity to achieve an equivalent hourly rate. The Company is also experiencing an increase in the number of requests from current and potential clients to price services on a per call or per transaction basis, thereby shifting additional operational risk to the Company. The Company is often subject to client performance standards, such as average handle time, occupancy rate, abandonment rate and sales per hour. The Company's performance against such standards may provide bonus opportunities or conversely may subject the Company to penalties. The Company's customer acquisition services are occasionally priced on a pay-for-performance basis, where the Company typically receives fees that are a combination of base-rate plus fee per sale. See "Client Concentration; Contract Terms; Client Industries" in "Information Regarding Forward- Looking Statements" in Part II.

Capacity and Capacity Utilization

        The Company provides customer interaction solutions through the operation of 28 Customer Interaction Centers. The Company's Customer Interaction Centers are located in communities conducive to the successful operation of large-scale customer interaction facilities in a cost-effective manner. The Company's Customer Interaction Centers can be configured to specific customer needs. In addition to its 27 domestic centers, the Company operates an approximately 38,000 square foot Customer Interaction Center in Muntinlupa City, Philippines. The Company's Philippine center receives or initiates calls only from or to customers in the United States in accordance with the Company's contracts with domestic companies. These contracts are denominated in U.S. dollars.

        The Company's profitability is influenced significantly by its Customer Interaction Center capacity utilization. Customer care services tend to be utilized primarily during normal business hours on weekdays and to a limited extent on weekends. Customer acquisition services tend to be utilized primarily in the early evening hours on weekdays and to a limited extent on weekends. To maximize capacity utilization, the Company is increasingly operating its centers as "blended"—primarily through the introduction of customer acquisition programs into centers formerly dedicated to customer care services, but also by enabling customer acquisition centers to perform customer care services through the use of Voice Over Internet Protocol ("VOIP") technology. The Company closely monitors the capacity utilization of its Customer Interaction Centers and balances the costs associated with maintaining excess capacity with the flexibility needed to quickly respond to incremental client demands when determining whether to maintain presently unutilized capacity.

Technology and Telecommunications

        APAC integrates call interaction management, database marketing and management information systems within its Customer Interaction Centers.

        The Company has developed a UNIX-based computer system, which utilizes a "hub and spoke" configuration to electronically link each Customer Interaction Center's systems to the Company's data center. This architecture system provides the Company with the flexibility to integrate its client server and mid-range systems with the variety of systems maintained by its clients. By integrating with its clients' systems, APAC is able to receive calls and data directly from its clients' in-house systems, forward calls to its clients' in-house telephone representatives when appropriate, and report the status and results of the Company's services. APAC also utilizes VOIP technology, which enables calls to be forwarded to centers through the internet. APAC's custom software is built on Oracle's relational database technology, which enables the Company to design tailored software applications.

        The Company utilizes a workforce management and scheduling system. This system enables the Company to maximize the utilization of its Customer Interaction Centers and to increase the efficiency of its service representatives. The Company continues to invest in the development and implementation of emerging customer management and technical support technologies.

        APAC integrates call interaction management, database marketing and management information systems within its Customer Interaction Centers. APAC's multichannel customer relationship management platform, known as e.PAC®, leverages off-the-shelf applications, in-house developed software, and integrated reporting to provide a 360-degree view of the customer through the use of an integrated routing layer and a contact management application layer. Multiple communications channels are linked into the contact management layer to allow clients' customers to contact APAC using any communication medium they choose, including voice, e-mail, internet chat and web collaboration.

        The Company contracts with multiple providers of nationwide long distance networks and services and has the ability to allocate call volumes among these providers to ensure optimal utilization of long distance services. The Company obtains pricing based on its volume commitments, which include "take or pay" features obligating the Company to pay for a minimum usage regardless of whether such minimum services are utilized. The Company's management believes that it structures the volume guarantees and timing of its contracts so as to minimize any potential payment resulting from the take-or-pay aspect of its commitments.

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

Human Resources

        The Company believes a key component of APAC's success is the quality of the services provided by its employees. Therefore, the Company continually refines its approach to hiring, training and managing qualified personnel. APAC Customer Services locates Customer Interaction Centers primarily in small to mid-sized communities in an effort to lower its operating costs and attract employees. The Company's goal is to hire employees who can be trained to provide the best quality services at the lowest cost to the Company. At each Customer Interaction Center, the Company utilizes a management structure designed to ensure that its sales and service representatives are properly supervised, managed and trained.

        The Company offers classroom and on-the-job training programs for its employees, including instruction about the client and its product and service offerings as well as telephone-based sales or customer service techniques. Once hired, each new sales and service representative receives on-site training lasting from two to over twenty days. The amount of initial training each employee receives varies depending upon the nature of the services being offered for the client to which the representative will be assigned. In addition, the Company offers one and two week courses to its sales and service representatives who are preparing for the insurance agent license exam.

        The Company had approximately 8,100 full-time and 2,200 part-time employees for a total of approximately 10,300 employees on March 10, 2004. None of APAC's employees are subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

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

Competition

        The industry in which the Company operates is competitive and highly fragmented. APAC's competitors range in size from very small firms offering specialized applications or short-term projects, to large independent public firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's, including large multinational business outsourcing providers. In-house telemarketing, customer relationship management and customer service organizations comprise by far the largest segment of the industry. Customer care and acquisition services are also being provided offshore, in India, the Philippines, the Caribbean and other locations. Such services are being offered by certain of the competitors described earlier and by locally owned operators providing services directly into the U.S. market as well.

        In addition, some of the Company's services also compete with other forms of direct marketing such as mail, e-mail, television and radio. The Company believes that the principal competitive distinctions in the industry are reputation for quality, performance against client metrics, price, technological expertise, scalability and the ability to provide clients with customized solutions quickly.

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

Government Regulation

        Telephone sales practices are regulated at both the Federal and state levels. On the Federal level, both the Federal Trade Commission ("FTC") and the Federal Communications Commission ("FCC") regulate the initiation of telephone solicitations to residential telephone subscribers. The FTC maintains a "Do Not Call Registry" (the "Registry"). Consumers may sign on to the Registry by telephone or through the Registry's website. Telephone solicitations may not be initiated with respect to those numbers entered on the Registry. There are some exceptions to this, including the "existing business relationship" exemption, which permits calls to be made to consumers on the Registry if such consumers were existing customers or made inquiry of the company whose products or services are offered within eighteen or three months, respectively.    In addition, the FCC requires companies to maintain "company specific" do not call lists for consumers who have requested that such particular company not call them.

        The FTC and FCC regulate the use of predictive dialers by requiring that companies limit the percentage of calls abandoned to 3% in the event that no customer service representative is available to take the call at the time the consumer becomes available. This regulation also requires that receiving telephones be permitted to ring for a specified duration and that callers leave a recorded message identifying the caller and the purpose of the call, among other things.

        The FTC and FCC also require that a company initiating telephone solicitations transmit company identifying and number information for recognition by consumers' caller identification systems. The FCC precludes the initiation of telephone solicitations to residential telephone subscribers before 8:00 am or after 9:00 pm. The FTC imposes restrictions on the use of pre-acquired account information when such information is to be used for billing purposes and requires that various disclosures be made in the context of certain sales.

        States have also continued to enact legislation governing telephone solicitations, including state do not call registries, restrictions on methods and timing of calls, restrictions on the percentage of abandoned calls, mandated disclosures, caller identification requirements, registration requirements and other regulation of sales by telephone. In addition states and the Federal government are considering legislation mandating disclosure regarding the location of the service representative placing or answering the calls.

        Companies that violate Federal or state regulations may be subject to enforcement action, civil action or private causes of action initiated by the consumer.

        The Company has policies, procedures and technology in place intended to meet the requirements of the applicable regulations pertaining to telephone solicitations.

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

Available Information

        The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the Internet at the SEC's website at http://www.sec.gov/. The documents APAC files with the SEC may also be read and copied at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Information regarding the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

        The Company maintains a website with the address www.apaccustomerservices.com. The Company is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor's own Internet access charges) through its website the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC.

Item 2. Properties

        The Company leases approximately 91,000 square feet of office space in Deerfield, Illinois. The term of this lease expires in August 2008. This space houses corporate headquarters, a technology demonstration center and a Customer Interaction Center. The Company has approximately 79,000 square feet of office space in Cedar Rapids, Iowa. This office space is located on all or part of six floors, which are owned by the Company, and is part of an office condominium. The Company also leases approximately 87,000 square feet of office space in Omaha, Nebraska. The lease for the Omaha office space expires in August 2007. Approximately 49,000 square feet of this space is sublet. The Company leases 22,000 square feet of office space in Atlanta, Georgia. The lease for the Atlanta space expires in December 2004. The Atlanta space has been sublet.

        As of December 28, 2003, the Company operated Customer Interaction Centers and workstations in the following states and foreign country:

Customer Interaction Centers

States	Number of Centers	Number of Workstations
Arizona	1	629
Iowa	8	1,479
Illinois	6	644
Kansas	1	120
Missouri	1	96
Nebraska	1	323
New York	1	405
Oklahoma	3	504
Texas	1	873
Virginia	1	717
Wisconsin	3	992

Total US Based	27	6,782
Philippines	1	200

Total	28	6,982

        The Company closed or combined five Customer Interaction Centers in fiscal 2003 resulting in the elimination of 560 workstations and eliminated an additional 181 seats at its other centers. The leases of the Customer Interaction Centers have terms ranging from one to six years and typically contain renewal options and early termination buyouts.

        In 2002, the Company leased 19,000 square feet of space to create its Philippines Customer Interaction Center, which began operations in the second quarter of 2003 and which added 200 seats. In the fourth quarter of 2003, the Company increased the available space in this center by leasing an additional 19,000 square feet, which provides the Company with approximately 38,000 square feet of space scheduled to be available for operations in the first quarter of 2004. In addition, the Company has committed to lease an additional 35,000 square feet of space in this facility in the second quarter of 2004.

        Management believes that APAC's facilities are maintained in good condition and are generally suitable and of sufficient capacity to support APAC's current business operations. APAC's management believes that capacity can be expanded or contracted relatively quickly to accommodate changes in the Company's operations.

Item 3. Legal Proceedings

        The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's consolidated financial position, annual results of operations or liquidity. Although the Company does not believe that any of these proceedings will result in a material adverse effect, no assurance to that effect can be given.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

  Executive Officers of the Registrant

        The executive officers of the Company are as follows:

Name	Age	Position
Theodore G. Schwartz	50	Chairman, Director and Chief Executive Officer (Chairman and Director, effective March 15, 2004)
Robert J. Keller	50	Director, President and Chief Executive Officer (effective March 15, 2004)
Kenneth R. Batko	53	Vice President and Controller
Andrew J. Bosko	41	Group Vice President, Sales
Daniel S. Hicks	39	Senior Vice President, Relationship Management
David J. LaBonte	54	Senior Vice President, Operations
George L. Puig	46	Executive Vice President
Marc T. Tanenberg	52	Senior Vice President, Chief Financial Officer and Treasurer
Linda R. Witte	51	Senior Vice President, General Counsel and Secretary

        Theodore G. Schwartz has served as the Company's Chairman since its formation in May 1973 and resumed the position of CEO effective May 2001.

        Robert J. Keller will join the Company as Director, President and Chief Executive Officer as of March 15, 2004. Mr. Keller was President of the Business Services Group, a division of Office Depot from 2002-2003 after starting with Office Depot in a sales management capacity. Previously, Mr. Keller was employed by Dun & Bradstreet and the IBM Corporation.

        Kenneth R. Batko joined the Company in March 2000 as Vice President and Controller. From November 1997 to February 2000, Mr. Batko was Vice President, Corporate Controller of GeoLogistics Corporation. Mr. Batko was employed by Anixter International Inc. from June 1982 through October 1997, where he held various positions, most recently Assistant Controller. Prior to June 1982, Mr. Batko was employed as a manager by Ernst & Young LLP. Mr. Batko is a Certified Public Accountant.

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

        George L. Puig, Executive Vice President, joined the Company in January 2004. Prior to his joining the Company, Mr. Puig held various positions from 1996 to 2003 with Precision Response Corporation, most recently as the President, COO. From 1978 to 1996, Mr. Puig was employed by Florida Power and Light Company.

        Marc T. Tanenberg joined the Company in August 2001 as Senior Vice President, Chief Financial Officer and Treasurer. From November 1993 to August 2001, Mr. Tanenberg was employed by International Jensen Incorporated where he held a variety of positions, most recently as Executive Vice President—Operations and Chief Financial Officer. Mr. Tanenberg is a Certified Public Accountant.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

        The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "APAC." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Shares as reported on the NASDAQ National Market during such period.

	High	Low
Fiscal 2003:
First Quarter	$3.02	$2.30
Second Quarter	$3.20	$2.41
Third Quarter	$3.06	$2.52
Fourth Quarter	$2.90	$2.51
	High	Low
Fiscal 2002:
First Quarter	$3.34	$2.17
Second Quarter	$6.18	$2.90
Third Quarter	$5.99	$2.34
Fourth Quarter	$3.18	$2.20

        As of March 10, 2004, there were 274 holders of record of the Common Shares. The Company did not pay any dividends on its Common Shares in fiscal years 2003 or 2002. The Company currently intends to retain future earnings to finance its growth and development and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Credit Agreement (defined in the Liquidity Section of Management's Discussion and Analysis of Financial Condition and Results of Operations) restricts the payment of cash dividends by the Company. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors the Board of Directors considers appropriate. See "Equity Compensation Plan Information" in Item 12. "Security Ownership of Certain Beneficial Owners and Management" in Part III.

Item 6.    Selected Financial Data

APAC CUSTOMER SERVICES, INC.

SELECTED FINANCIAL DATA

	For the Fiscal Years Ended(1)
	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	January 2, 2000
	(In thousands, except per share, statistical data and notes)
OPERATING DATA:
Net revenue	$322,852	$371,198	$428,844	$464,355	$427,645
Cost of services(2)	263,153	295,874	356,221	359,669	347,005
Selling, general and administrative expenses	48,633	50,283	56,967	59,921	50,445
Restructuring and other charges(3)	3,238	8,139	9,004	8,689	7,600
Asset impairment charges(4)	420	1,005	8,608	—	—

Operating income (loss)	7,408	15,897	(1,956)	36,076	22,595
Interest expense, net	1,031	6,485	7,778	9,350	13,365
Income taxes (benefit)	2,038	3,218	(4,770)	10,056	3,580

Income (loss) from continuing operations	4,339	6,194	(4,964)	16,670	5,650
Gain from discontinued operations(5)	—	—	—	511	—

Net income (loss)	$4,339	$6,194	$(4,964)	$17,181	$5,650

Net income (loss) per share:
Basic:
Continuing operations	$0.09	$0.13	$(0.10)	$0.35	$0.12
Discontinued operations	—	—	—	0.01	—

Net income (loss)	$0.09	$0.13	$(0.10)	$0.36	$0.12

Diluted:
Continuing operations	$0.09	$0.13	$(0.10)	$0.33	$0.12
Discontinued operations	—	—	—	0.01	—

Net income (loss)	$0.09	$0.13	$(0.10)	$0.34	$0.12

Weighted average shares outstanding:
Basic:	49,436	49,244	48,780	48,286	47,341
Diluted:	49,461	49,415	48,780	50,952	47,822
BALANCE SHEET DATA:
Cash and cash equivalents	$11,428	$14,530	$21,213	$41,192	$18,876
Net assets of discontinued operations(5)	—	—	—	—	10,028
Working capital	15,681	37,367	27,793	51,060	51,957
Capital expenditures	8,348	6,494	8,971	15,236	7,789
Total assets	134,593	149,394	183,710	231,795	236,480
Long-term debt, less current maturities	313	28,872	42,968	84,483	115,987
Shareholders' equity	80,730	76,427	67,997	73,811	48,622
STATISTICAL DATA: (UNAUDITED)
Number of Customer Interaction Centers(6)	28	32	48	57	59
Number of workstations(6)	6,982	7,523	10,208	10,522	10,866
Net Revenue per workstations(7)	$42,870	$39,479	$41,563	$43,848	$37,300

NOTES:

(1)
The Company operates on a 52/53-week fiscal year that ends on the Sunday closest to December 31. There are no periods presented that consist of 53 weeks.

        The fiscal years presented are as follows:

Fiscal Year	Fiscal Year End
1999	January 2, 2000
2000	December 31, 2000
2001	December 30, 2001
2002	December 29, 2002
2003	December 28, 2003
(2)
The Company reversed $1.4 million in fiscal 2000 and $4.9 million in fiscal 1999, respectively, of accrued telephone charges originally recorded in the fourth quarter of fiscal 1998. This reversal resulted from the Company negotiating favorable dispositions of costs associated with certain guaranteed minimum usage telecommunications contracts. Excluding the reversals in fiscal 2000 and fiscal 1999, costs of services were $361.1 million in 2000 and $351.9 million in fiscal 1999.

(3)
Fiscal 2003 includes restructuring and other charges of $3.4 million related to the closure of five Customer Interaction Centers and the elimination of certain administrative and support positions and the reversal of $0.1 million of prior year restructuring charges not utilized. Restructuring and other charges in fiscal 2002 primarily related to the closing of sixteen Customer Interaction Centers, the transition of one center under a facility management contract and the reversal of $0.3 million related to prior year restructuring charges not utilized. Restructuring and other charges in fiscal 2001 related to the closing of seven Customer Interaction Centers and charges associated with the settlement of litigation and additional bad debt provisions. Fiscal 2000 includes other charges related to costs in the area of people, technology and the move to the new headquarters in Deerfield, Illinois. Fiscal 1999 includes restructuring charges related to a program to close 24 Customer Interaction Centers and to reduce the supporting salaried workforce.

(4)
Fiscal 2003 asset impairment charges related to the write-off of certain software licenses and computer hardware. Asset impairment charges in fiscal 2002 and fiscal 2001 of $1.0 million and $8.6 million, respectively, related to the write-off of certain non-performing IT hardware and software costs and, in 2002, certain telecommunications equipment.

(5)
In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. ("Paragren") (representing substantially all of the assets of Paragren). Accordingly, Paragren was reported as a discontinued operation and the consolidated financial statements were reclassified to segregate the net assets and operating results of the business. Fiscal 2000 includes a gain of $0.5 million, net of $0.3 million of income tax expense related to the sale of Paragren in January 2000. For fiscal 1999, Paragren's net loss from discontinued operations of $5.5 million was offset by the provision for anticipated losses established in fiscal 1998.

(6)
Represents the number of Customer Interaction Centers and workstations in service as of the end of such fiscal year.

(7)
Net revenue per workstation was based on the weighted average number of workstations in service for each of the fiscal years presented.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company is a leading provider of customer interaction solutions for market leaders in communications, financial services, insurance, health care, logistics and travel and hospitality. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 7,000 workstations in 28 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service. The Company consists of a single operating segment that offers customer interaction solutions to its clients.

        The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

        The following table sets forth statements of operations data as a percent of net revenue from services performed by the Company for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001 (fiscal 2003, fiscal 2002 and fiscal 2001, respectively).

	2003	2002	2001
Net revenue:	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	81.5	79.7	83.1
Selling, general and administrative expenses	15.1	13.5	13.3
Restructuring and other charges	1.0	2.2	2.1
Asset impairment charges	.1	.3	2.0

Total operating expenses	97.7	95.7	100.5

Operating income (loss)	2.3	4.3	(0.5)
Interest expense, net	.3	1.7	1.8

Income (loss) before income taxes	2.0	2.6	(2.3)
Provision (benefit) for income taxes	.7	.9	(1.1)

Net income (loss)	1.3%	1.7%	(1.2)%

Fiscal 2003 Compared to Fiscal 2002

        Net revenue decreased 13.0% to $322.9 million in fiscal 2003 from $371.2 million in fiscal 2002, a decrease of $48.3 million. The revenue decline for fiscal 2003 was attributable primarily to the financial services sector, UPS, and Aegon partially offset by increases in the telecommunications sector of $16.0 million. Revenues from the financial services sector decreased $30.8 million primarily due to a reduction in marketing spending by these clients. The reduction in marketing spending resulted from the impact of the national do not call registry rolled out on October 1, 2003, and certain economic trends that impacted the demand for these products. Additionally, mortgage service business was affected by a slowdown in refinancing activity. UPS revenues declined $21.5 million as a result of the closure of one center and transition of another center during the second half of fiscal 2002 in accordance with a new multi-year agreement. Aegon volume decreased $9.2 million due to a gradual ramp down of services provided by the Company. The Company had two clients that each constituted more than 10% of the Company's net revenues in fiscal 2003. One of these clients is expected to account for less than 10% in fiscal 2004.

        Cost of services decreased $32.7 million in fiscal 2003, or 11.1%, to $263.2 million from $295.9 million in fiscal 2002. Approximately 80% of the decrease in cost of services resulted from lower direct costs associated with the decline in revenue, while the remaining reduction related to cutbacks in overhead spending including savings associated with center closings. As a percent of revenue, cost of services increased to 81.5% in fiscal 2003 from 79.7% in fiscal 2002 principally due to the effect of lower volumes on certain fixed costs and lower capacity utilization.

        Selling, general and administrative expenses decreased to $48.6 million in fiscal 2003 from $50.3 million in fiscal 2002, a decrease of $1.7 million or 3.3%. Expenses declined from the prior year primarily due to lower salary expenses in fiscal 2003 resulting from headcount reductions related to restructuring activities. As a percent of net revenue, selling, general and administrative expenses were 15.1% in fiscal 2003 versus 13.5% in fiscal 2002 due to the effect of lower volumes on certain fixed expenses.

        The Company recorded $3.4 million of restructuring charges in fiscal 2003 related to the closure of five Customer Interaction Centers and the elimination of certain administrative and support positions. These charges included severance costs of $2.8 million resulting from the elimination of 164 salaried positions, $0.1 million for the write down of property and $0.5 million of lease termination and other costs. Cash charges totaling $1.6 million relating to the restructuring have been paid through December 28, 2003. The remaining $1.7 million of cash charges, primarily related to severance costs, is payable over the next two years.

        In fiscal 2002, the Company closed a total of sixteen Customer Interaction Centers and transitioned one center under a facility management contract. As a result, the Company recorded restructuring charges of $8.3 million which included $2.6 million of employee severance costs related to approximately 900 employees, $2.9 million for the write down of property and equipment and $2.8 million of lease termination and other costs. In fiscal 2003, $0.1 million of this amount, which will not be utilized, was reversed into income in restructuring charges. Cash charges totaling $4.0 million relating to the restructuring have been paid through December 28, 2003. The remaining $1.4 million of cash charges, primarily related to lease termination costs, is payable in 2004. Other charges of $0.1 million associated with other center downsizings were also recorded in the second quarter of fiscal 2002.

        Fiscal 2003 asset impairment charges of $0.4 million related to the write-off of certain software licenses and computer hardware. Asset impairment charges of $1.0 million in fiscal 2002 primarily related to the write off of telecommunications equipment and IT software.

        The Company generated operating income of $7.4 million in fiscal 2003 compared to $15.9 million for fiscal 2002. The decrease is primarily due to the lower gross profit margins in fiscal 2003, partially offset by a reduction of selling, general and administrative expenses, as previously discussed, and a $5.5 million decrease in restructuring, other and asset impairment charges in comparison to fiscal 2002.

        Net interest expense for fiscal 2003 decreased $5.5 million from fiscal 2002. This decrease reflects the pay down of substantially all debt in fiscal 2003 and lower interest rates. Interest expense for fiscal 2002 also includes $1.2 million related to the write-off of unamortized finance charges and the cost of unwinding a swap agreement in conjunction with the refinancing of the Company's bank debt.

        The Company's effective income tax rate is 32.0% for fiscal 2003, versus 34.2% in the prior year period. This decrease is primarily due to the effect of tax credits on lower taxable income in fiscal 2003.

Fiscal 2002 Compared to Fiscal 2001

        Net revenue decreased 13.4% to $371.2 million in fiscal 2002 from $428.8 million in fiscal 2001, a decrease of $57.6 million. The revenue decline for fiscal 2002 was attributable primarily to three clients: Aegon, UPS and Qwest. Aegon volume decreased primarily due to a substantial reduction of customer acquisition services provided by the Company. UPS revenues declined as a result of the closure of one center and transition of another center during the second half of fiscal 2002 in accordance with a new multi-year agreement. Qwest volume was lower than the prior year due to Qwest's decision to cut back customer acquisition spending.

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

        In fiscal 2002, the Company closed a total of sixteen Customer Interaction Centers and transitioned one center under a facility management contract. As a result, the Company recorded restructuring charges of $8.3 million which included $2.6 million of employee severance costs related to approximately 900 employees, $2.9 million for the write down of property and equipment and $2.8 million of lease termination and other costs. In fiscal 2003, $0.1 million of this amount, which will not be utilized, was reversed into income in restructuring charges. Cash charges totaling $4.0 million relating to the restructuring have been paid through December 28, 2003. The remaining $1.4 million of cash charges, primarily related to lease termination costs, is payable in 2004. Other charges of $0.1 million associated with other center downsizings were also recorded in the second quarter of fiscal 2002.

        The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001 related to the closing of seven Customer Interaction Centers; of this amount, $6.3 million has been utilized. In fiscal 2002, $0.3 million of this amount, which was not utilized, was reversed into income in restructuring charges. In the second quarter of fiscal 2001, the Company also recorded $2.4 million of other charges associated with the settlement of litigation and additional bad debt provisions.

        Asset impairment charges of $1.1 million recorded in fiscal 2002 primarily related to the write-off of telecommunications equipment and IT software. In the second quarter of fiscal 2001, the Company recorded $8.6 million of asset impairment charges related to the write-off of IT hardware and software costs. In fiscal 2002, $0.1 million of this amount, which was not utilized, was reversed into income in asset impairment charges.

        The Company generated operating income of $15.9 million in fiscal 2002 compared to a loss of $2.0 million for fiscal 2001. The increase is primarily due to the higher gross profit margins in fiscal 2002, a reduction of selling, general and administrative expenses, as previously discussed, and an $8.5 million decrease in restructuring, asset impairment and other charges in comparison to fiscal 2001. Fiscal 2002 was also favorably impacted by the elimination of goodwill amortization, totaling $1.8 million in fiscal 2001, as a result of the adoption of Financial Accounting Standard No. 142.

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

        The Company's effective income tax rate was 34.2% for fiscal 2002, versus a 49.0% benefit in the prior year period, which included the net favorable impact of tax adjustments of 17.5% related to the finalization and filing of the 2000 income tax returns.

Critical Accounting Policies and Estimates

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements: revenue recognition, accounting for long-lived assets, allowance for doubtful accounts, accounting for employee benefits and income taxes. Any deviation from these policies or estimates could have a material impact on the financial statements of the Company.

Revenue recognition

        The Company recognizes customer services revenue as services are performed for our clients in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition." Client contracts generally require that clients be billed for the Company's services on the basis of time spent by Company representatives providing services. The Company's services are also occasionally priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate. The Company's performance against such standards may provide bonus opportunities or conversely may subject the Company to penalties, which are recognized as earned or incurred.

Accounting for long-lived assets

        The Company's long-lived assets consist primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software may result in a write-off of the net book value of the affected assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company's operations and estimated salvage values.

        The Company adopted SFAS No. 142, "Goodwill and Other Tangible Assets," in fiscal 2002 and, therefore, ceased amortizing goodwill in accordance with this standard. As part of this adoption, the previously recorded intangible asset for assembled workforce of $1.7 million was reclassified to goodwill. Goodwill amortization in fiscal 2001, as defined under this standard, was approximately $1.8 million. Had this standard been implemented in fiscal 2001, net income (loss) and earnings (loss) per share for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, would have been impacted as follows:

	2003	2002	2001
Net income (loss) as reported	$4,339	$6,194	$(4,964)
Plus amortization expenses	—	—	1,804

Pro forma net income (loss)	$4,339	$6,194	$(3,160)

Earnings (loss) per diluted share as reported	$0.09	$0.13	$(0.10)
Plus amortization expense	—	—	0.04

Pro forma earnings (loss) per diluted share	$0.09	$0.13	$(0.06)

        The annual amortization expense related to intangible assets recorded in 2003 was $2.3 million. Annual amortization expense is expected to be $2.3 million for fiscal years 2004 through 2009 and $1.0 million in fiscal 2010.

Allowance for doubtful accounts

        The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and an additional allowance for estimated losses on all other receivables based on their age and the Company's collection history.

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

        The balances of these accounts at December 28, 2003, and December 29, 2002, were:

	2003	2002
Group Health Insurance	$3,175	$3,359
Workers Compensation	3,097	3,251

Income Taxes

        The Company accounts for income taxes using the asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company records a reserve for tax contingencies until management believes it is probable that the deductions giving rise to these contingencies will not be successfully challenged.

Liquidity and Capital Resources

        The following table sets forth consolidated statements of cash flow data for the Company for years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively.

	2003	2002	2001
Net cash provided by operating activities	$34.0	$42.8	$17.6
Net cash used by investing activities	(8.3)	(6.5)	(6.2)
Net cash used by financing activities	(28.8)	(43.0)	(31.4)

Net decrease in cash	$(3.1)	$(6.7)	$(20.0)

        Cash from operating activities decreased $8.8 million in fiscal 2003 versus fiscal 2002, primarily due to a $13.0 million reduction in accounts receivable that occurred in fiscal 2002 versus a $4.6 million reduction in fiscal 2003. The decrease in accounts receivable in fiscal 2002 was primarily due to lower volumes. Cash generated from operations was also lower in fiscal 2003 due to lower operating margins and a reduction in depreciation and amortization. In the fourth quarter of fiscal 2003, the Company received an $11.6 million tax refund that partially offset these reductions.

        In early October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years' taxable income a $48.1 million loss reported on its 2002 tax return, which is subject to audit. This loss resulted from the Company taking a $59.9 million deduction to write-off, for tax purposes, its remaining investment in ITI Holdings, Inc. (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years). The total combined liquidity benefit to the Company from this deduction is expected to be $20.9 million, which includes the $11.6 million cash tax refund, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in current and future periods. The potential income statement benefit of this deduction will not be recognized and the associated income tax liability eliminated until the Company believes it is probable the deduction will not be successfully challenged.

        Net cash used by investing activities increased $1.8 million from fiscal 2002 due to expenditures related to the build out of a facility in the Philippines and computer equipment upgrades. Capital expenditures of $6.5 million in fiscal 2002 were primarily due to the purchase of IT hardware and software and equipment.

        Net cash used by financing activities primarily related to the repayment of $27.5 million and $45.5 million of bank debt in 2003 and 2002, respectively.

        On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement (Credit Agreement) replacing the previous Amended and Restated Credit Facility. Under the terms of the Credit Agreement, the Company has a revolving credit facility, which expires in December 2005. The facility initially provided $65.0 million of credit availability. Beginning on March 31, 2003, the facility is being reduced by $1.25 million of availability each quarter until the facility reaches $55.0 million at December 31, 2004. Availability is also reduced by outstanding borrowings and any outstanding letters of credit. As of December 28, 2003, there were no outstanding borrowings under the facility and approximately $4.5 million was utilized through the issuance of standby letters of credit primarily to support self-insurance reserves. Net availability as of December 28, 2003, under the Credit Agreement was $56.7 million.

        The Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company. Under the terms of the Credit Agreement, the Company is also required to maintain certain financial covenants which limit the Company's ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions and to make certain restricted payments.

        Borrowings under the Credit Agreement incur a floating interest rate usually based on the LIBOR index rate, although the Company has the option of using an alternate base rate defined in the agreement. In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as quarterly fees on the outstanding letters of credit.

        For fiscal 2003, 2002 and 2001, $0.2 million, $0.7 million and $0.5 million, respectively, of debt issuance costs were amortized, including $0.4 million of costs which were written off upon termination of a previous credit facility in December of 2002.

        In December 2002, the Company paid $0.8 million of fees and expenses in connection with securing the Credit Agreement, which are being amortized over the three-year term of the Credit Agreement. In fiscal 2003, $0.2 million of these fees, as previously mentioned, were amortized.

Off Balance Sheet Arrangements

        The Company does not have any off balance sheet arrangements.

Contractual Obligations and Commitments

        The Company has the following contractual obligations and commercial commitments:

	Payment due by period (in thousands)
	2004	2005	2006	2007 to 2008	Total
CONTRACTUAL OBLIGATIONS
Capital lease obligations	$389	$313	$—	$—	$702
Operating leases	10,595	5,524	4,636	5,364	26,119

	$10,984	$5,837	$4,636	$5,364	$26,821

OTHER COMMERCIAL COMMITMENTS
Training bonds	$148	$66	$62	$14	$290
Telecommunications commitments	9,313	4,950	6,500	—	20,763
Letters of Credit	2,800	1,000	729	—	4,529

	$12,261	$6,016	$7,291	$14	$25,582

        The Company expects that its cash balances, cash flows from future operations and available borrowings under its Credit Agreement will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations payable during fiscal 2004. However, a significant change in operating cash flow could impact the Company's ability to meet its cash requirement needs and comply with covenants of its Credit Agreement.

Inflation

        The Company does not believe that inflation has had a significant impact on its consolidated operations.

Quarterly Results

        The Company's operating results in any single period should not be viewed as indicative of future operating results, as the services offered by the Company are subject to variations in profitability. The Company could experience variations in net revenue and income as a result of many factors, including the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various clients and service offerings. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely affect the Company's operating results for that quarter. The Company does not believe that its business is significantly affected by seasonality.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-K and other documents that the Company files with the SEC contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-K. Except as required under the Federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to timing of clients' initiation and termination of large programs; risks in conducting business internationally; changes in competitive conditions affecting the Company's industry; the ability of the Company's clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company's automated system and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer interaction solutions and in-house customer interaction operations.

        In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Report on Form 10-K are also subject to the following risks and uncertainties:

Client Concentration; Contract Terms; Client Industries

        As noted in Item 1, "Business—Clients", 65.7% of the Company's revenues are accounted for by ten clients. Two clients each constituted more than 10% of the Company's net revenues; one of these clients is expected to account for less than 10% of the Company's revenues in fiscal 2004. There can be no assurance that the Company will be able to retain any of its larger clients or that the volumes of its most profitable or larger programs will not be reduced, or that the Company would be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits. Consequently, the loss of one or more of its significant clients could have a material adverse effect on the Company's business, results of operations and financial condition.

        As noted in Item 1, "Business—Client Contracts", the Company provides services to its clients pursuant to contracts, many of which may be terminated for convenience and most of which do not have minimum volume requirements. There can be no assurance that the Company's clients will not terminate their contracts before their scheduled expiration date or that the volumes of their programs will not be reduced. In any of these events, there can be no assurance that the Company would be able to replace a client or program with any other client or program that would generate a comparable amount of revenue or profits. Consequently, the loss of one or more of its significant clients, or the substantial reduction of the amount of services performed by the Company for a significant client, could have a material adverse effect on the Company's business, results of operations and financial condition.

        As noted in Item 1, "Business—Client Contracts," the Company has historically been paid on a contracted price per hour by the majority of its clients. The trend away from per hour pricing to other types of contracted pricing, such as per phone minute, per call or per transaction, shifts greater execution responsibility to the Company and could lead to lower revenues or profitability.

        Many of the Company's clients are concentrated in the communications, financial services, insurance, health care, logistics and travel and hospitality industries. A significant downturn in any of these industries or a trend in any of these industries not to use, or to reduce their use of, telephone-based sales, marketing or customer management solutions could have a material adverse effect on the Company's business.

Pressure on Gross Profit Margin

        The convergence of several factors are causing clients and prospects to place pressure on the Company's pricing levels: (1) the market is moving from hourly pricing to other pricing models, including per call, per transaction, per minute and per sale; (2) offshore capacity, which is rapidly increasing, offers lower pricing than domestic capacity, largely due to the cost of labor differential; (3) there are many competitors, many of whom have unutilized capacity; and (4) clients and potential clients are increasingly utilizing the services of call center procurement consultants in the bidding process, who are very focused on price and terms and in leveraging existing capacity across the marketplace. In addition certain factors, including increased benefits costs, increased state unemployment tax rates, increases in minimum wage laws, and the need to reward performing employees with wage increases in an increasingly competitive economy, all provide challenges to the Company's ability to reduce its labor costs in its domestic operations. See "Dependence on Labor Force" below. Such factors when combined may cause the Company to increasingly encounter the choice between retaining and winning business or agreeing to price and terms that result in lower profit margins.

Government Regulation

        Congress, the FCC, FTC and most states have enacted laws and promulgated regulations that govern telephone solicitations and sales. The Company believes that its operating procedures currently comply in all material respects with such laws and regulations. There can be no assurance, however, that the Company will not be subject to agency or state proceedings alleging violation of such rules. Future laws and regulations may require the Company to modify its operations or service offerings in order to effectively meet its clients' service requirements, and there can be no assurance that additional regulations would not limit the activities of the Company or significantly increase the cost of regulatory compliance. For further discussion of regulatory issues, see Item 1 "Business—Government Regulation".

        The restrictions imposed by applicable state and federal telemarketing regulations will generally adversely impact the telemarketing industry. The Registry, states' do not call lists and the FCC's company-specific do not call lists together with other regulations that decrease efficiency and effectiveness of the Company's services have a cumulative effect of reducing the effectiveness of the telephone sales channel. This may cause clients to reduce the amount of customer services provided by the Company. The Company, however, cannot predict the impact state and federal regulations may have on its business or whether such impact may adversely affect or limit its operations.

        Several of the industries in which the Company's clients operate are subject to varying degrees of government regulation, particularly in the telecommunications, insurance and financial services industries. The Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations. There is increasing Federal and state interest in privacy protection, some aspects of which could impose additional regulatory pressure on the business of the Company's clients and, less directly, on the Company's business. The results of the Company's operations could be impacted by such pressure if it has the effect of reducing the demand for our services or exposes us to potential liability. Federal and state interest in regulating the movement of service jobs offshore could increase the Company's costs of operations.

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

Competitors; International Capacity; Potential Future Competing Technologies and Trends

        As noted in Item 1, "Business—Competition", the industry in which the Company competes is extremely competitive and highly fragmented. A number of the Company's competitors have capabilities and resources equal to, or greater than, the Company's, and there can be no assurance that additional competitors with greater resources than the Company will not enter the industry (or particular segments of the industry). These include small firms, large publicly traded firms operating in the business process outsourcing field, and clients or potential clients that expand their existing capabilities and market services to other companies. There can be no assurance that the Company will be able to compete successfully.

        A number of the Company's competitors have opened, or have announced the opening of, Customer Interaction Centers in Canada, the Caribbean, India, the Philippines or other offshore locations in order to provide services to North American clients at reduced cost. It is uncertain whether these offshore capabilities will be as effective on a large scale basis as the same competitors' United States facilities or what the demand for those offshore services may be. In addition, there is increasing political concern regarding the movement of service jobs off shore which could result in legislation. Nonetheless, the potential movement of business offshore at reduced prices may result in pressure on the Company's gross profit margin or a loss of business to such competitors.

        The development of new forms of direct sales and marketing techniques, such as interactive home shopping through television, computer networks and other media, could have an adverse effect on the demand for the Company's customer acquisition services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems and increased use of the Internet, could reduce the demand for certain of the Company's customer care offerings. Moreover, the effectiveness of marketing by telephone could also decrease as additional technologies and service devices to screen calls from marketers are developed and become available to consumers. Although the Company attempts to monitor industry trends and respond accordingly, there can be no assurance that the Company will be able to anticipate and successfully respond to all such trends in a timely manner.

Reliance on Technology

        The Company has invested in sophisticated and specialized telecommunications and computer technology, and has focused on the application of this technology to provide customized solutions to meet its client's needs. The Company anticipates that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain its competitiveness. The Company's future success will depend in part on its ability to continue to develop information technology solutions which keep pace with evolving industry standards and changing client demands. In addition, the Company's business is highly dependent on its computer and telephone equipment and software systems, and the temporary or permanent loss of such equipment or systems, through casualty or operating malfunction, could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Key Personnel

        The success of the Company depends in large part upon the abilities and continued service of its executive officers and other key employees. There can be no assurance that the Company will be able to retain the services of such officers and employees. The loss of key personnel could have a materially adverse effect on the Company's business, results of operations and financial condition. The Company has entered into employment agreements with some of its executive officers and other key employees; however, these agreements do not ensure their continued employment. The Company also has non-competition agreements with each of its existing key personnel. However, courts are at times reluctant to enforce such agreements. Additionally, there can be no assurance that the Company will be able to attract and retain additional qualified management personnel as needed, which could adversely affect the Company's business, results of operations and financial condition.

Dependence on Labor Force

        The Company's industry is very labor intensive and has experienced high personnel turnover. Many of the Company's employees receive modest hourly wages and, although the Company employs a significant number of full-time employees, many are nevertheless employed on a part-time basis. A higher turnover rate among the Company's employees would increase the Company's recruiting and training costs and decrease operating efficiencies and productivity. Some of the Company's operations, particularly insurance product sales and technology-based inbound customer service, require specially trained employees. Growth in the Company's business will require it to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that the Company will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of the Company's costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits, employment taxes or recruiting and training costs could have a materially adverse effect on the Company's business results of operations and financial condition.

Dependence on Telephone Service

        The Company's business is materially dependent on telephone and data service provided by various local and long distance telephone companies ("telcos"). Because of this dependence, any change to the telecommunications market that would disrupt these services or limit the ability of the Company to obtain services or favorable rates could adversely affect the Company's business, results of operations and financial condition. The Company has taken steps to mitigate its exposure to the risks associated with rate fluctuations and service disruption by entering into long-term contracts with multiple telcos. There is no obligation, however, for any of the Company's telco vendors to renew their contracts with the Company or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of the Company's control, including bankruptcy or insolvency of the telecommunications service provider or rate increases imposed by governmental authorities. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of the Company's services, or any significant interruption in telephone services, could have a material adverse effect on the Company's business, results of operations and financial condition.

Potential Fluctuations in Quarterly Operating Results

        The Company could experience quarterly variations in revenue and operating income as a result of many factors, including the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in the Company's revenue mix among its various service offerings. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely affect the Company's operating results for that quarter. The Company does not believe that its business is significantly affected by seasonality.

Risks Inherent in Conducting Business Internationally

        The Company intends to continue to expand and pursue opportunities for its offshore Customer Interaction Center in the Philippines. There are certain risks inherent in conducting business internationally, including exposure to currency fluctuations, the necessity to comply with foreign laws, unexpected changes in foreign laws and regulations, difficulties in staffing and managing foreign operations, foreign political instability, changes in clients' sourcing preferences and potentially adverse tax consequences. There can be no assurance that one or more such factors will not have a material adverse effect on the

Company's international operations and, consequently, on its business, results of operations and financial condition.

Business Interruptions

        The Company's success is dependent on the operation of its Customer Interaction Centers. In the event of fire, power loss, telecommunications interruption or failure, weather related or other natural disasters and other similar events, the operation of one or more centers could be temporarily or permanently interrupted. In the event the Company experiences a temporary or permanent interruption at one or more of its Customer Interaction Centers through casualty, operating malfunction or otherwise, the Company's business could be materially adversely affected and the Company may be required to allow some clients to terminate or renegotiate their contracts with the Company. The Company maintains property and business interruption insurance; however, such insurance may not adequately compensate for any losses the Company may incur.

War and Terrorist Attacks Could Disrupt Operations

        The risks of war and potential terrorist attacks on the Company's operations cannot be estimated. War and terrorist attacks could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Control by Principal Share Owner

        Mr. Schwartz, the Company's Chairman, beneficially owns approximately 39.9% of the outstanding Common Shares. In addition, two trusts, established by Mr. Schwartz, each beneficially own approximately 5.3% of the outstanding Common Shares. As a result, Mr. Schwartz is able to exercise significant control over the outcome of substantially all matters requiring action by the Company's shareholders. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Historically, the Company has been exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. From time to time, the Company has entered into derivatives in order to minimize these risks, but not for trading purposes. The Company does not have any derivative agreements due to the low levels of current borrowings.

        The Company prepared a sensitivity analysis of its average debt for fiscal 2003 assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company's financial structure.

Item 8. Financial Statements and Supplementary Data

        The following financial information is included in this Report:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of APAC Customer Services, Inc.:

        We have audited the accompanying consolidated balance sheets of APAC Customer Services, Inc. and subsidiaries (the "Company") as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed in their report dated January 30, 2002 an unqualified opinion on those statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2003, and December 29, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the consolidated financial statements of the Company as of December 30, 2001, and for the year ended December 30, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which was adopted by the Company as of December 31, 2001. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS 142 (including any related tax effects) to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 2, 2004

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

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except per share data)

	For the Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net Revenue	$322,852	$371,198	$428,844
Operating Expenses:
Cost of services	263,153	295,874	356,221
Selling, general and administrative expenses	48,633	50,283	56,967
Restructuring and other charges	3,238	8,139	9,004
Asset impairment charges	420	1,005	8,608

Total operating expenses	315,444	355,301	430,800

Operating income (loss)	7,408	15,897	(1,956)
Interest Expense	1,031	6,485	7,778

Income (loss) before income taxes	6,377	9,412	(9,734)
Provision (benefit) for income taxes	2,038	3,218	(4,770)

Net income (loss)	$4,339	$6,194	$(4,964)

Net income (loss) per share:
Basic	$0.09	$0.13	$(0.10)

Diluted	$0.09	$0.13	$(0.10)

Weighted Average Shares Outstanding:
Basic	49,436	49,244	48,780

Diluted	49,461	49,415	48,780

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 28, 2003	December 29, 2002
ASSETS
Current assets
Cash and cash equivalents	$11,428	$14,530
Accounts receivable, less allowances of $2,451 and $3,389, respectively	46,896	51,508
Other current assets	9,218	12,646

Total current assets	67,542	78,684
Property and equipment, net	24,147	25,680
Goodwill	23,876	23,876
Other intangible assets, net	15,035	17,382
Deferred taxes	3,072	2,207
Other assets	921	1,565

	$134,593	$149,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$389	$656
Accounts payable	4,046	3,627
Accrued payroll and related items	18,367	19,634
Income taxes payable	17,952	5,184
Accrued liabilities	11,107	12,216

Total current liabilities	51,861	41,317

Long-term debt, less current maturities	313	28,872
Other liabilities	1,689	2,778
Commitments and contingencies	—	—
Shareholders' equity
Common Shares, $0.01 par value; Authorized 200,000,000 shares Issued 49,695,699 shares in 2003 and 2002	497	497
Additional paid-in capital	99,620	99,690
Accumulated deficit	(18,413)	(22,752)
Accumulated other comprehensive income	(82)	—
Treasury shares: 254,107 and 286,871 shares, respectively, at cost	(892)	(1,008)

Total shareholders' equity	80,730	76,427

	$134,593	$149,394

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in Thousands)

	Common Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Treasury Shares	Share Holders' Equity
Balance, December 31, 2000	49,674,739	$497	$100,342	$(23,982)	$—	$(3,046)	$73,811
Net loss	—	—	—	(4,964)	—	—	(4,964)
Total other comprehensive income (loss)	—	—	—	—	(1,393)	—	(1,393)

Total comprehensive income (loss)	—	—	—	—	—	—	(6,357)
Exercise of employee stock options, including related income tax benefits	20,960	—	63	—	—	94	157
Issuance of Treasury Shares through employee stock purchase plan	—	—	(228)	—	—	564	336
Stock option and warrant transactions	—	—	50	—	—	—	50

Balance, December 30, 2001	49,695,699	497	100,227	(28,946)	(1,393)	(2,388)	67,997
Net income	—	—	—	6,194	—	—	6,194
Total other comprehensive income	—	—	—	—	1,393	—	1,393

Total comprehensive income	—	—	—	—	—	—	7,587
Exercise of employee stock options, including related income tax benefits	—	—	(134)	—	—	999	865
Issuance of Treasury Shares through employee stock purchase plan	—	—	(179)	—	—	381	202
Stock option and warrant transactions	—	—	(536)	—	—	—	(536)
Principle owner compensation contribution	—	—	312	—	—	—	312

Balance, December 29, 2002	49,695,699	497	99,690	(22,752)	—	(1,008)	76,427
Net income	—	—	—	4,339	—	—	4,339
Total other comprehensive income (loss)	—	—	—	—	(82)	—	(82)

Total comprehensive income (loss)	—	—	—	—	—	—	4,257
Exercise of employee stock options, including related income tax benefits	—	—	(3)	—	—	16	13
Issuance of Treasury Shares through employee stock purchase plan	—	—	(114)	—	—	147	33
Reclassification	—	—	47	—	—	(47)	—

Balance, December 28, 2003	49,695,699	$497	$99,620	$(18,413)	$(82)	$(892)	$80,730

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Operating Activities:
Net income (loss)	$4,339	$6,194	$(4,964)
Depreciation and amortization	12,015	15,984	25,096
Deferred income taxes	937	(197)	(1,647)
Non-cash restructuring charges	107	2,796	2,639
Tax effect of stock option exercises	—	228	641
Asset impairment charges	420	1,005	8,608
Changes in operating assets and liabilities, net of effects of acquisition and restructuring charges:
Receivables	4,612	12,988	250
Recoverable income taxes	78	1,377	(1,630)
Other current assets	1,531	(71)	680
Accounts payable	419	(998)	(3,585)
Accrued payroll and related items	(1,267)	(3,389)	(105)
Income taxes payable	12,768	5,184	(3,174)
Accrued liabilities	(1,176)	2,081	(5,165)
Other assets and liabilities	(757)	(355)	(38)

Net cash provided by operating activities	34,026	42,827	17,606
Investing Activities:
Purchase of property and equipment, net of disposals	(8,348)	(6,494)	(8,971)
Proceeds from sale of Paragren Technologies, Inc	—	—	2,756

Net cash used by investing activities	(8,348)	(6,494)	(6,215)
Financing Activities:
Payments on long-term debt	(1,326)	(72,440)	(30,523)
Borrowings (payments) under revolving credit facility	(27,500)	27,500	—
Unutilized gain (loss) on swap agreement	—	1,393	(1,393)
Stock option and warrant transactions including related income tax benefits	46	531	546

Net cash used by financing activities	(28,780)	(43,016)	(31,370)

Net Decrease in Cash and Cash Equivalents	(3,102)	(6,683)	(19,979)
Cash and Cash Equivalents:
Beginning of year	14,530	21,213	41,192

End of year	$11,428	$14,530	$21,213

Supplemental Disclosures:
Cash flow information:
Cash payments for interest (net of amounts capitalized)	$817	$6,279	$8,615
Cash payments for income taxes	$0	$280	$1,980
Income tax refund received	$11,618	—	—

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

1.    Summary of Significant Accounting Policies and Estimates

Description of Business

        APAC Customer Services, Inc. and its subsidiaries (collectively "APAC Customer Services", "APAC" or the "Company") is a leading provider of customer interaction solutions for market leaders in communications, financial services, insurance, healthcare, logistics and travel and hospitality. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 7,000 workstations in 28 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service. The Company consists of a single operating segment that offers customer interaction solutions to its clients.

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

Critical Accounting Policies and Estimates

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements: revenue recognition, accounting for long-lived assets, allowance for doubtful accounts, accounting for employee benefits and income taxes. Any deviation from these policies or estimates could have a material impact on the financial statements of the Company.

Revenue recognition

        The Company recognizes customer services revenue as services are performed for our clients in accordance with Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition." Client contracts generally require that clients be billed for the Company's services on the basis of time spent by Company representatives providing services. The Company's services are also occasionally priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate. The Company's performance against such standards may provide bonus opportunities or conversely may subject the Company to penalties, which are recognized as earned or incurred.

Accounting for long-lived assets

        The Company's long-lived assets consist primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software may result in a write-off of the net book value of the affected assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company's operations and estimated salvage values.

Allowance for doubtful accounts

        The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and an additional allowance for estimated losses on all other receivables based on their age and the Company's collection history.

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

        The balances of these accounts at December 28, 2003, and December 29, 2002, were:

	2003	2002
Group Health Insurance	$3,175	$3,359
Workers Compensation	3,097	3,251

Income Taxes

        The Company accounts for income taxes using the asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company records a reserve for tax contingencies until management believes it is probable that the deductions giving rise to these contingencies will not be successfully challenged.

Fiscal Year

        The Company operates on a 52/53-week fiscal year that ends on the Sunday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on December 28, 2003, December 29, 2002, and December 30, 2001, and are all 52 weeks.

Cash Equivalents

        Cash equivalents consist of highly liquid, short-term investments readily converted to cash.

Trade Receivables

        Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of the Company's clients. The Company generally does not require collateral or other security to support clients' receivables. The Company conducts periodic reviews of its clients' financial condition and payment practices, and uses contractual remedies where appropriate to minimize collection risks on trade receivables.

Long-Lived Assets

        Property and Equipment.    Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for building and leasehold improvements, 3 to 7 years for telecommunications equipment, and 3 to 7 years for workstations and office equipment. Total depreciation expense for property and equipment for fiscal 2003, 2002 and 2001 was $7,771, $11,337 and $17,801, respectively.

        Capitalized Software.    The Company capitalizes certain costs related to the purchase and installation of computer software for internal use. Amortization is provided on a straight-line basis over estimated useful lives ranging up to 3 years. Amortization of capitalized software costs for fiscal 2003, 2002 and 2001 was $1,897, $2,300, and $3,143, respectively.

        Goodwill.    As of December 28, 2003, the Company had $23,876 of goodwill. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized. Prior to the start of 2002, the Company followed the provisions of Accounting Principles Board Opinion ("APB") No. 17, which required that goodwill be amortized by systematic charges to income over the period expected to be benefited.

        Under SFAS No. 142, the Company is required to test all existing goodwill for impairment at least annually. The Company's policy is to test goodwill for impairment as of the end of the fiscal year. The Company tested the goodwill for impairment as of December 28, 2003, resulting in no impairment being recorded.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to impairment tests at least annually. The Company adopted SFAS No. 142 for fiscal 2002 and, therefore, ceased amortizing goodwill in accordance with this standard. As part of this adoption, the previously recorded intangible asset for assembled workforce of $1.7 million was reclassified to goodwill. Goodwill amortization in fiscal 2001 was approximately $1.8 million. Had this standard been implemented in fiscal 2001, net income (loss) and earnings (loss) per share for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, would have been impacted as follows:

	2003	2002	2001
Net income (loss) as reported	$4,339	$6,194	$(4,964)
Plus amortization expenses	—	—	1,804

Pro forma net income (loss)	$4,339	$6,194	$(3,160)

Earnings (loss) per diluted share as reported	$0.09	$0.13	$(0.10)
Plus amortization expense	—	—	0.04

Pro forma earnings (loss) per diluted share	$0.09	$0.13	$(0.06)

        Intangible Assets.    The identifiable intangible asset of the Company represents acquired customer relationships with a gross carrying value of $28,493 and accumulated amortization of $13,458 and $11,111 as of fiscal year 2003 and 2002, respectively. Under the provisions of SFAS No. 142, identifiable intangible assets with finite lives are amortized. The customer relationship intangible asset has been amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization of goodwill and other intangible assets for fiscal 2003, 2002 and 2001 was $2,347, $2,347, and $4,152, respectively. Fiscal year 2001 includes $1,804 of goodwill amortization as part of intangibles amortization expense. Annual amortization expense is expected to be $2.3 million for fiscal 2004 through 2009 and $1.0 million in fiscal 2010.

        Under the provisions of SFAS No. 142, the Company evaluates the remaining useful life of the customer relationships balance at each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. Based on the Company's evaluation, no changes were made to the amortization period.

Accounting for Stock-Based Compensation

        For stock-based employee compensation plans, described in more detail in Note 11, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options issued to employees when the option price equals or exceeds the fair market value of the Company's Common Shares at the date of grant. Stock-based compensation expense for non-employees is recognized in accordance with SFAS No. 123 "Accounting for Stock Based Compensation."

        The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	2003	2002	2001
Net income (loss) as reported	$4,339	$6,194	$(4,964)
Less—compensation expense on stock options, net of income tax benefit	(3,206)	(3,068)	(2,222)

Net income (loss) pro forma	$1,133	$3,126	$(7,186)

Earnings per share—basic
As reported	$0.09	$0.13	$(0.10)

Pro forma	$0.02	$0.06	$(0.15)

Earnings per share—diluted
As reported	$0.09	$0.13	$(0.10)

Pro forma	$0.02	$0.06	$(0.15)

2.    Comprehensive Income

        Comprehensive income (loss) for fiscal 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Net income (loss)	$4,339	$6,194	$(4,964)
Unrealized gain (loss) on swap agreement(1)	—	1,393	(1,393)
Foreign currency translation loss(2)	(82)	—	—

Total Comprehensive income (loss)	$4,257	$7,587	$(6,357)

(1)
Other comprehensive income in fiscal 2002 represented the change in the unrealized loss on a swap agreement. This swap agreement was terminated in December 2002 when the Company refinanced its debt and repaid the term loan related to the swap agreement.

(2)
The foreign currency translation loss in fiscal 2003 relates to the impact of a change in exchange rates on net assets located outside of the United States.

3.    Significant Clients

        The Company's significant relationships included the following, which accounted for 38.8%, 43.0%, and 34.6%, respectively, of the Company's consolidated net revenue in fiscal 2003, 2002 and 2001.

	Percent of Revenue
	2003	2002	2001
Comcast (1)	12.7%	11.6%	5.2%
T-Mobile	10.4	8.0	6.7
Citibank	7.9	10.8	7.5
United Parcel Service	7.8	12.6	15.2

Total	38.8%	43.0%	34.6%

        Accounts receivable related to these significant relationships as a percentage of net receivables at the end of fiscal 2003 and 2002, respectively, were:

	Percent of Net Receivables
	2003	2002
Comcast (1)	20.9%	14.6%
T-Mobile	11.5	10.3
Citibank	6.2	11.1
United Parcel Service	3.8	3.6

Total	42.4%	39.6%

(1)
Percentages for 2002 and 2001 relate to services performed for AT&T Broadband, which was acquired at the end of 2002 by Comcast.

4.    Supplemental Balance Sheet Data

Consolidated Balance Sheet	December 28, 2003	December 29, 2002
Deferred tax assets	$5,484	$7,286
Prepaid expenses	3,425	4,088
Non-trade receivables	134	1,019
Refundable income taxes	175	253

Other current assets	$9,218	$12,646

Building and leasehold improvements	$27,639	$28,025
Telecommunications equipment	46,819	60,630
Workstations and office equipment	15,212	15,740
Capitalized software	16,431	17,061
Construction in progress	4,416	1,587
Accumulated depreciation and amortization	(86,370)	(97,363)

Property and equipment, net	$24,147	$25,680

Accrued insurance	$3,097	$3,251
Restructuring charges	2,706	2,150
Accrued professional fees	795	1,168
Client related liabilities	42	977
Telecommunications expenses	573	713
Accrued relocation	607	616
Other accrued liabilities	3,287	3,341

Accrued liabilities	$11,107	$12,216

5.    Restructuring and Other Charges/Asset Impairment Charges

        The Company recorded $3.4 million of restructuring charges in fiscal 2003 related to the closure of five Customer Interaction Centers and the elimination of certain administrative and support positions. These charges included severance costs of $2.8 million resulting from the elimination of 164 employees, $0.1 million for the write down of property and $0.5 million of lease termination and other costs. Cash charges totaling $1.6 million relating to the restructuring have been paid through December 28, 2003. The remaining $1.7 million of cash charges, primarily related to severance costs, will be payable over the next two years.

        In fiscal 2002, the Company closed a total of sixteen Customer Interaction Centers and transitioned one center under a facility management contract. As a result, the Company recorded restructuring charges of $8.3 million which included $2.6 million of employee severance costs related to approximately 900 employees, $2.9 million for the write-down of property and equipment and $2.8 million of lease termination and other costs. In fiscal 2003, $0.1 million of this amount, which will not be utilized, was reversed into income in restructuring charges. Cash charges totaling $4.0 million relating to the restructuring have been paid through December 28, 2003. The remaining $1.4 million of cash charges, primarily related to lease termination costs, is payable in 2004. Other charges of $0.1 million associated with other center downsizings were also recorded in the second quarter of fiscal 2002.

        The Company recorded $6.6 million in restructuring charges in the second quarter of fiscal 2001 related to the closing of seven Customer Interaction Centers; of this amount, $6.3 million has been utilized. In fiscal 2002, $0.3 million of this amount, which was not utilized, was reversed into income in restructuring charges. In the second quarter of fiscal 2001, the Company also recorded $2.4 million of other charges associated with the settlement of litigation and additional bad debt provisions.

        Fiscal 2003 asset impairment charges of $0.4 million related to the write-off of certain software licenses and computer hardware. Asset impairment charges of $1.0 million in fiscal 2002 primarily related to the write off of telecommunications equipment and IT software. In the second quarter of fiscal 2001, the Company recorded $8.6 million of asset impairment charges related to the write off of IT hardware and software costs. In fiscal 2002, $0.1 million of this amount, which was not utilized, was reversed into income in asset impairment charges. The amount of these charges was based on an evaluation of the prices for similar assets.

        Following is a summary of the fiscal 2003 year-to-date activity in the reserves established in connection with the Company's restructuring initiatives:

	Balance December 29, 2002	2003 Charges	Asset Write-down	Cash Payments	Balance December 28, 2003
2001
Employee severance costs	$217	$—	$—	$(217)	$—
Lease obligations and other	3	—	—	(3)	—
2002
Employee severance costs	768	(252)	—	(404)	112
Writedown of property and equipment	11	(11)	—	—	—
Lease obligations and other	2,229	143	—	(1,111)	1,261
2003
Employee severance costs	—	2,763	—	(1,468)	1,295
Writedown of property and equipment	—	107	(59)	—	48
Lease obligations and other	—	488	—	(151)	337

Total	$3,228	$3,238	$(59)	$(3,354)	$3,053

6.    Income Taxes

        The provision (benefit) for income taxes for fiscal 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001
Current provision (benefit)	$1,101	$3,415	$(3,123)
Deferred provision (benefit)	937	(197)	(1,647)

Total provision (benefit) for income taxes	$2,038	$3,218	$(4,770)

        A reconciliation of the statutory Federal income tax expense (benefit) to the actual effective income tax expense (benefit) for fiscal 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Statutory tax expense (benefit)	$2,232	$3,294	$(3,407)
State taxes, net of Federal benefit and state credits	191	329	(341)
Non-deductible goodwill(1)	—	—	178
Adjustment for fiscal 2000 tax return(2)	—	—	(1,703)
Work Opportunity Tax credit	(792)	(800)	(779)
Other(3)	407	395	1,282

Actual tax expense (benefit)	$2,038	$3,218	$(4,770)

(1)
Primarily relates to the disposal of non-tax deductible goodwill in connection with the sale of Paragren in fiscal 2000.

(2)
Represents the net favorable adjustments related to the finalization and filing of the fiscal 2000 income tax return in fiscal 2001.

(3)
Represents the effect of other permanent differences utilized in the calculation of taxable income.

        The significant components of deferred income tax assets and liabilities are as follows:

	December 28, 2003	December 29, 2002
Deferred tax assets:
Payroll related items	$922	$1,094
Self-insurance related costs	2,278	2,545
Acquisition-related costs	395	401
Restructuring charge	1,160	1,307
Allowance for doubtful accounts	932	1,580
Depreciation	2,674	2,303
Other	746	1,329

Total deferred tax assets	9,107	10,559

Deferred tax liabilities:
Goodwill and intangibles	306	819
Other	245	247

Total deferred tax liabilities	551	1,066

Net deferred tax assets	$8,556	$9,493

        In early October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years' taxable income a $48.1 million loss reported on its 2002 tax return, which is subject to audit. This loss resulted from the Company taking a $59.9 million deduction to write-off, for tax purposes, its remaining investment in ITI Holdings, Inc. (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years). The total combined liquidity benefit to the Company from this deduction is expected to be $20.9 million, which includes the $11.6 million cash tax refund, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in current and future periods. The potential income statement benefit of this deduction will not be recognized and the associated income tax liability eliminated until the Company believes it is probable the deduction will not be successfully challenged.

7.    Long-Term Debt

        Long-term debt consisted of the following:

	December 28, 2003	December 29, 2002
Revolving credit facility, average interest rate of 3.2% in fiscal 2003	$—	$27,500
Industrial Revenue Bonds, payable monthly at 7%	—	797
County Development Note, payable monthly at 4%	—	170
Capital leases, payable monthly at 8.25% average rate, final payment due September 2005	702	1,061

Total long-term debt	702	29,528
Less—current maturities	389	656

Long-term debt, net	$313	$28,872

        As of December 28, 2003, the carrying value of future debt obligations reasonably approximates their fair value and the principal payments of long-term debt are due as follows:

2004	$389
2005	313

Total payments	$702

        On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") replacing the previous Amended and Restated Credit Facility. Under the terms of the Credit Agreement, the Company has a revolving credit facility, which expires in December 2005. The facility initially provided $65.0 million of credit availability. Beginning on March 31, 2003, the facility is being reduced by $1.25 million of availability each quarter until the facility reaches $55.0 million at December 31, 2004. Availability is also reduced by outstanding borrowings and any outstanding letters of credit. As of December 28, 2003, there were no outstanding borrowings under the facility and approximately $4.5 million was utilized through the issuance of standby letters of credit primarily to support self-insurance reserves. Net availability as of December 28, 2003, under the Credit Agreement was $56.7 million.

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

        For fiscal 2003, 2002, and 2001, $0.2 million, $0.7 million and $0.5 million, respectively, of debt issuance costs were amortized, including $0.4 million of costs which were written off upon termination of a previous credit facility in December of 2002.

        In December 2002, the Company paid $0.8 million of fees and expenses in connection with securing the Credit Agreement, which are being amortized over the three-year term of the Credit Agreement. In fiscal 2003, $0.2 million of these fees, as previously mentioned, were amortized.

8.    Commitments and Contingencies

Lease Commitments

        The Company leases its Customer Interaction Centers, administrative offices and certain equipment. Rent expense for fiscal 2003, 2002, and 2001 was $9,404, $10,958 and $10,829, respectively.

        Minimum future rental payments, including common area maintenance commitments, at December 28, 2003, are as follows:

Operating Leases
2004	$10,595
2005	5,524
2006	4,636
2007	3,475
2008	1,889

Total payments	$26,119

Telecommunications Commitments

        The Company has contracts with its telecommunications providers which require certain minimum usage each year of the contract. At December 28, 2003, the commitments under these contracts were $9,313, $4,950 and $6,500 for fiscal 2004, 2005 and 2006, respectively.

Legal Proceedings

        The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe the outcome of any pending claims will have a material adverse effect on the Company's consolidated financial position, annual results of operations or liquidity. Although the Company does not believe that any of these proceedings will result in a material adverse effect, no assurance to that effect can be given.

Training Bonds

        At the end of the 2003, 2002 and 2001 fiscal years, the Company had guaranteed the repayment of approximately $290, $358 and $441, respectively, of the remaining outstanding community college bond obligations, which were issued in connection with various job-training agreements. At December 28, 2003, the Company estimates that the deposits made into escrow will be adequate to cover the cost of the maturing bonds.

9.    Shareholders' Equity

        The authorized capital stock of APAC Customer Services, Inc. consists of (a) 200 million Common Shares, $.01 par value per share, of which 49,695,699 were issued as of December 28, 2003, and (b) 50 million Preferred Shares, $.01 par value per share, of which no shares have been issued. In fiscal 2003 and 2002, 46,224 and 393,030, respectively, of treasury shares were issued through the Company's employee stock purchase plan and certain stock option exercises.

10.    Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share:

	2003	2002	2001
Thousands, except per share data
Net income (loss)(1)	$4,339	$6,194	$(4,964)
Average common shares outstanding	49,436	49,244	48,780

Earnings (loss) per share—basic	$0.09	$0.13	$(0.10)
Dilutive effect of stock options	25	171	—
Average common and common equivalent shares outstanding	49,461	49,415	48,780

Earnings (loss) per share—diluted	$0.09	$0.13	$(0.10)

(1)
Net income (loss) is the same for purposes of calculating basic and diluted EPS.

        In each period, certain options were excluded from the computation of diluted earnings per share because they would have been antidilutive. At December 28, 2003, December 29, 2002, and December 30, 2001, options to purchase 4.9 million, 3.3 million and 5.7 million common shares at prices ranging from $2.75 to $38.13, $3.44 to $38.13 and $2.76 to $37.25 per share, respectively, were excluded from the 2003, 2002 and 2001 calculations, respectively.

11.    Equity Instruments

Stock Options

        The Company had granted options to purchase Common Shares under two plans established in 1995. Under the Executive Plan, on May 26, 1995, the Company granted an officer 565,034 options to purchase Common Shares at an aggregate price of $1,765 or an average exercise price of $3.12 per share. The options, which were fully vested at December 29, 2002, expired in February 2003.

        Under the Second Amended and Restated 1995 Incentive Stock Plan (the "Plan"), directors, officers, key employees and non-employee consultants may be granted nonqualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, all as determined by a committee of the Board of Directors or by the full board in the case of non-employee directors. A total of 11.8 million shares have been authorized for grant under the Plan. At December 28, 2003, 4.7 million shares were available for future issuance under the Plan. The exercise price of incentive stock options granted may not be less than 100% of the fair market value of the Common Shares at the date of grant. The exercise price of non-qualified stock options granted may not be less than 85% of the fair market value of the Common

Shares at the date of grant. Options under the Plan expire at periods between 5 and 10 years after date of grant.

        For fiscal 2001 and 2002, non-employee directors received annual grants of 20,000 non-qualified stock options. In addition, the Company provided attendance grants for the non-affiliated directors. For each meeting, 1,000 options were awarded for attendance and 500 options were awarded for participation by telephone. Committee chairs also received an annual grant of 5,000 options and other committee members received an annual grant of 2,500 options. The exercise price of the directors' options granted was equal to the fair market value of the Common Shares at the date of grant.

        Effective in the third quarter of fiscal 2003, the option program for non-employee directors was revised. Each director receives four quarterly grants of an equal number of shares. The number of shares granted is determined once each year by dividing $90 by the average fair market value of the stock for the previous year. The exercise price is the market price on the date of the grant. In the third and fourth quarter of fiscal 2003, non-employee directors each received 7,304 options. Stock option activity under the Company's Executive Plan and Incentive Stock Plan, for fiscal 2003, 2002 and 2001 is as follows:

Description	Shares	Price Range	Weighted Average Exercise Price
Outstanding as of December 31, 2000	7,864,436	$0.97-$38.13	$5.66
Granted	1,217,000	$1.59-$5.69	$3.85
Exercised	(47,260)	$2.34-$4.03	$3.30
Canceled	(3,000,940)	$2.34-$37.25	$6.49

Outstanding as of December 30, 2001	6,033,236	$0.97-$38.13	$4.90
Granted	2,031,937	$1.75-$5.64	$3.36
Exercised	(284,293)	$0.97-$5.00	$3.04
Canceled	(1,553,165)	$1.72-$13.44	$4.33

Outstanding as of December 29, 2002	6,227,715	$1.59-$38.13	$4.63
Granted	2,011,360	$2.31-$2.99	$2.75
Exercised	(4,600)	$2.34-$2.98	$2.90
Canceled	(2,514,306)	$1.75-$11.63	$3.95

Outstanding as of December 28, 2003	5,720,169	$1.59-$38.13	$4.27

Stock options exercisable at December 28, 2003	2,826,612	$1.59-$38.13	$5.29

        The weighted average fair market value of options granted in fiscal 2003, 2002 and 2001 was $2.75, $3.36 and $3.85 per share, respectively.

        The following table summarizes information concerning stock options outstanding as of December 28, 2003:

	Exercise Price Ranges			Total
	$1.59-$3.00	$3.01-$8.00	$8.01-$38.13	$1.59-$38.13
Outstanding as of December 28, 2003	3,115,675	2,274,940	329,554	5,720,169
Remaining term	8.1 years	5.6 years	5.3 years	6.9 years
Weighted Average Exercise Price	$2.76	$5.15	$12.41	$4.27
Exercisable as of December 28, 2003	891,077	1,669,481	266,054	2,826,612
Remaining term	6.2 years	4.8 years	5.1 years	5.3 years
Weighted Average Exercise Price	$2.79	$5.43	$12.79	$5.29

        The Company applies APB No. 25 in accounting for the stock option plans above. No compensation expense has been recognized for stock options when the option price equals or exceeds the fair market value at date of grant. In order to calculate the pro forma information included in Note 1, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model. Assumptions include no dividend yield, risk-free interest rates ranging from 4% to 7%, expected volatility ranging between 50% and 90%, and an expected term ranging from 7 years to 10 years. Pro forma results of operations for fiscal years 2003, 2002 and 2001, which reflect the adjustment to compensation expense to account for stock options in accordance with SFAS No. 123, are included in Note 1 "Accounting for Stock-Based Compensation."

Stock Purchase Warrants

        In March 1998, the Company entered into a Sales Agreement with a client and issued 75,000 stock purchase warrants at an exercise price of $14.25 per share in exchange for services to be performed. Each warrant represented the right to purchase one share of the Company's Common Shares at the exercise price. Warrants representing 35,000 shares were earned in fiscal 1998 with the balance earned over the next four years. The warrants became exercisable on March 10, 1998, and were to expire on March 9, 2007. The estimated fair value of the warrants on the date issued was $7.14 per share using the Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options described above. The Company recorded $50 in selling expense in fiscal 2001, for warrants earned during the year. In fiscal 2002, the sales agreement with this client was amended and the warrants terminated. As a result, $536 previously recorded as expense was reversed in selling, general and administrative expense in fiscal 2002.

12.    Benefit Plans

        In October 1995, the Company adopted a 401(k) savings plan. Employees, meeting certain eligibility requirements as defined therein, may contribute up to 15% of pretax gross wages, subject to certain restrictions. The Company makes matching contributions of 50% of the first 6% of employee wages contributed to the plan. Company matching contributions vest 20% per year over a five-year period. For fiscal 2003, 2002 and 2001, the Company made matching contributions to the plan of $1,032, $1,128 and $1,316, respectively.

        In fiscal 1996, stockholders of the Company adopted an employee stock purchase plan. The plan is administered by the compensation committee and permits eligible employees to purchase an aggregate of 600,000 Common Shares at 85% of the lesser of the current market closing price of the Company's Common Shares at the beginning or end of a quarter. Employees may annually purchase Common Shares up to the lesser of 15% of their gross wages or $25. Effective March 31, 2003, the Board of Directors suspended this plan due to the lack of availability of shares for purchases. During fiscal 2003, 2002 and 2001, 41,624, 108,737 and 160,503 Common Shares, respectively, were issued to employees under this plan.

13.    Related Party Transactions

        In fiscal 2003 and 2002, the Company paid $99 and $78, respectively, for the cost of sporting event tickets and catering costs to an entity which is wholly owned by the Chairman and CEO of the Company and his wife.

        The Company has a $250 investment in 2001 Development Corporation, a community-oriented economic development company in Cedar Rapids, Iowa, of which Mr. Tom Collins is the President. Mr. Collins is also a member of the Board of Directors of the Company. As share ownership in 2001 Development Corporation is limited to corporations doing business in Cedar Rapids, Mr. Collins owns no interest in 2001 Development Corporation.

        During fiscal 2003 and 2002, the Company purchased $11 and $47, respectively, of services from Form and Function Consulting. Robert Bernard, Chairman and CEO of Form and Function, is a member of the Board of Directors of the Company.

        In fiscal 2003, the Company purchased $8 of services from Sears, Roebuck and Co. ("Sears") and provided $3,972 of customer interaction solutions to Sears. Paul Liska, who was the Executive Vice President and President, Credit and Financial Products for Sears, is a member of the Board of Directors of the Company.

        The Company utilizes McLeodUSA to provide telecommunications services at certain of the Company's call centers. Clark McLeod, the former Chairman of McLeodUSA, was a member of the Board of Directors of the Company until his retirement from the Board in August of 2002 and Mr. Collins, Director of the Company, serves on the Board of McLeodUSA. During fiscal 2003 and 2002, the Company purchased $274 and $288, respectively, of telecommunications services from McLeodUSA. In addition, the Company provided customer interaction solutions for McLeodUSA for which it received $4,905 and $6,300 in fiscal 2003 and 2002, respectively.

14.    Quarterly Data (Unaudited)

        The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal 2003 and 2002 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal year ended December 28, 2003:
Net revenue	$86,197	$82,084	$79,658	$74,913	$322,852
Operating Income	3,773	2,520	288	827	7,408
Net income	2,120	1,374	290	555	4,339
Net income per share:	$0.04	$0.03	$0.01	$0.01	$0.09
Fiscal year ended December 29, 2002:
Net revenue	$104,319	$94,043	$85,092	$87,744	$371,198
Operating Income	6,785	3,963	3,122	2,027	15,897
Net income	3,158	1,533	1,093	410	6,194
Net income per share:	$0.06	$0.03	$0.02	$0.01	$0.13

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

        For more information regarding the Company's change in independent auditors from Arthur Andersen LLP to Deloitte & Touche LLP, please refer to the Company's Form 8-K filed with the SEC on June 17, 2002.

        The Company has not had disagreements with its independent auditors regarding accounting or financial disclosure matters.

Item 9A.    Controls and Procedures

  Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

  Internal Control Over Financial Reporting

        There have not been changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption "Executive Officers of Registrant") is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2004, under the caption "Election of Directors," which information is incorporated herein by reference.

        The Company has adopted a financial code of ethics that applies to our Chief Executive Officer and Senior Financial Officers. This financial code of ethics is posted on the Company's website. The Internet address for the Company's website is http://www.apaccustomerservices.com/, and the financial code of ethics may be found in the Investor Relations portion of that website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

PART III

Item 11.    Executive Compensation

        Information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2004, under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)
Information concerning the security ownership of certain beneficial owners as of March 10, 2004, is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2004, under the caption "Ownership of More Than 5% of APAC Stock," which information is hereby incorporated by reference.

(b)
Information concerning security ownership of management as of March 10, 2004, is set forth under the caption "Stock Ownership—Directors and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2004, which information is hereby incorporated by reference.

(c)
Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2004, which information is hereby incorporated by reference.

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

        The following table summarizes the number of Common Shares under the Company's equity compensation plans as of December 28, 2003.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	5,720,169	$4.27	4,771,283	(2)

(1)
Includes the following equity compensation plans: Second Amended and Restated 1995 Incentive Stock Plan and Employee Stock Purchase Plan, which was suspended effective March 31, 2003.

(2)
Represents 4,748,559 shares remaining for issuance under the Second Amended and Restated 1995 Incentive Stock Plan and 22,724 shares remaining for issuance under the Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2004, under the caption "Certain Transactions", which information is hereby incorporated by reference.

Item 14.    Principal Accounting Fees and Services

        Information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2004, under the caption "Independent Public Accountants," which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.    Financial Statements

        The following financial statements of the Company are included in Part II, Item 8:

    (i)
    Reports of Independent Public Accountants

    (ii)
    Consolidated Balance Sheets as of December 28, 2003, and December 29, 2002

    (iii)
    Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2003, December 29, 2002, and December 30, 2001

    (iv)
    Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 28, 2003, December 29, 2002, and December 30, 2001

    (v)
    Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2003, December 29, 2002, and December 30, 2001

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

(b)   Reports on Form 8-K

        On October 30, 2003, the Company filed a current report on Form 8-K setting forth the earnings release for the fiscal quarter ended September 28, 2003.

(c)   Exhibits

        The response to this portion of Item 15 is submitted as a separate section of this document. See Item 15(a)3 above.

(d)   Financial Statement Schedules

        The response to this portion of Item 15 is submitted as a separate section of this document. See Item 15(a)2 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC CUSTOMER SERVICES, INC.
/s/ MARC T. TANENBERG Marc T. Tanenberg Senior Vice President and Chief Financial Officer
Dated: March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THEODORE G. SCHWARTZ* Theodore G. Schwartz	Chairman of the Board of Directors and Chief Executive Officer	March 12, 2004
/s/ MARC T. TANENBERG Marc T. Tanenberg	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ KENNETH R. BATKO Kenneth R. Batko	Vice President and Controller (Principal Accounting Officer)	March 12, 2004
/s/ ROBERT F. BERNARD* Robert F. Bernard	Director	March 12, 2004
/s/ THOMAS M. COLLINS* Thomas M. Collins	Director	March 12, 2004
/s/ JOHN W. GERDELMAN* John W. Gerdelman	Director	March 12, 2004
/s/ PAUL J. LISKA* Paul J. Liska	Director	March 12, 2004
/s/ SAMUEL K. SKINNER* Samuel K. Skinner	Director	March 12, 2004
/s/ PAUL G. YOVOVICH* Paul G. Yovovich	Director	March 12, 2004

*
Marc T. Tanenberg, as attorney in fact for each person indicated.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of APAC Customer Services, Inc.:

        We have audited the accompanying consolidated balance sheets of APAC Customer Services, Inc. and subsidiaries (the "Company") as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed in their report dated January 30, 2002 an unqualified opinion on those statements.

        Our audits also included the financial statement schedule as it relates to the years ended December 28, 2003 and December 29, 2002 of the Company, listed on page 57. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, as it relates to the years ended December 28, 2003 and December 29, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule, as it relates to the year ended December 30, 2001, was subjected to auditing procedures by other auditors whose report dated January 30, 2002 stated that such information is fairly stated in all material respects when considered in relation to the basic 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 2, 2004

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

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(b)	Deductions(a)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 30, 2001	$3,089	$1,789	$—	$922	$3,956
Year ended December 29, 2002	3,956	833	—	1,400	3,389
Year ended December 28, 2003	3,389	500	—	1,438	2,451
Accrued restructuring charge:
Year ended December 30, 2001	94	6,600	—	5,194	1,500
Year ended December 29, 2002	1,500	7,396	—	6,746	2,150
Year ended December 28, 2003	2,150	2,891	1,078	3,413	2,706

Notes:

  (a)
  Represents charges for which the allowance and reserve accounts were created.

  (b)
  Represents reclassification of long term portion to current liabilities.

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
3.3	Certificate of Amendment of the Amended and Restated Bylaws of APAC Customer Services, Inc. as amended March 10, 2004.
4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
*10.1	Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended July 2, 2000.
*10.2
First Amendment to the Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended July 2, 2000.
*10.3
Second Amendment to the Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2003.
*10.4	Third Amendment to the Second Amended and Restated 1995 Incentive Stock Plan.
*10.5	Employment Agreement with Robert J. Keller dated March 10, 2004.
*10.6	Employment Agreement with Linda R. Witte dated April 20, 1999, incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
*10.7
Employment and Relocation Agreements with David J. LaBonte dated March 20, 1997, and December 27, 1999, incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
*10.8	Employment Agreement with Andrew J. Bosko dated October 3, 2002.
*10.9	Employment Agreement with George L. Puig dated November 21, 2003.
*10.10	Employment Agreement with Marc T. Tanenberg incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 30, 2001.
*10.11	Employment and Relocation Agreements with Daniel S. Hicks incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 30, 2001.
*10.12	Management Incentive Plan incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended July 1, 2001.
*10.13
Form of Employment Security Agreement between the Company and its Senior Management Team incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended July 2, 2000.

*10.14
Revised form of Employment Security Agreement between the Company and its Senior Management Team incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000.
10.15	Amended and Restated Credit Agreement dated December 20, 2002, incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
10.16	Registration Rights Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
10.17	Tax Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
21.1	Subsidiaries of APAC Customer Services, Inc.
23.1	Consent of Arthur Andersen LLP incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 30, 2001.
23.2	Consent of Deloitte & Touche LLP.
24.1	Power of attorney executed by Theodore G. Schwartz, Robert F. Bernard, Thomas M. Collins, John W. Gerdelman, Paul J. Liska, Samuel K. Skinner and Paul G. Yovovich.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d -14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management employment contracts or compensatory plans or arrangements.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
Customer Interaction Centers
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 10. Directors and Executive Officers of the Registrant
PART III
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
Exhibit Index