Form 10-Q
period 2004-03-28
APAC CUSTOMER SERVICE INC
filed 2004-05-07
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2004

or

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

Yes ☒            No ☐

There were 49,453,092 common shares, $0.01 par value per share, outstanding as of May 5, 2004.

Part I. Financial Information

Item 1. Financial Statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands)

	March 28, 2004	December 28, 2003

Assets
Current assets:
Cash and cash equivalents	$6,790	$11,428
Accounts receivable, net	45,377	46,896
Other current assets	10,643	9,218
Total current assets	62,810	67,542

Property and equipment, net	22,469	24,147

Goodwill	23,876	23,876

Other intangible assets, net	14,448	15,035

Deferred taxes	3,122	3,072
Other assets	813	921
Total assets	$127,538	$134,593

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$397	$389
Accounts payable	2,685	4,046
Accrued payroll and related items	17,010	18,367
Income taxes payable	16,082	17,952
Other accrued liabilities	10,362	11,107
Total current liabilities	46,536	51,861

Long-term debt, less current maturities	211	313

Other liabilities	1,750	1,689

Commitments and contingencies	—	—

Shareholders’ equity
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,695,699 shares issued at March 28, 2004, and December 28, 2003	497	497
Additional paid-in capital	99,591	99,620
Accumulated deficit	(20,066)	(18,413)
Accumulated other comprehensive income	(129)	(82)
Treasury shares: 242,607 and 254,107 shares, respectively, at cost	(852)	(892)
Total shareholders’ equity	79,041	80,730
Total liabilities and shareholders’ equity	$127,538	$134,593

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003

Net revenue	$71,404	$86,197

Operating expenses:

Cost of services	60,130	69,428
Selling, general and administrative expenses	10,819	12,996
Restructuring and other charges	851	—
Asset impairment charges	2,110
Total operating expenses	73,910	82,424
Operating income (loss)	(2,506)	3,773

Interest expense, net	160	353

Income (loss) before income taxes	(2,666)	3,420
Provision (benefit) for income taxes	(1,013)	1,300

Net income (loss)	$(1,653)	$2,120

Net income (loss) per share:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04

Weighted average number of shares outstanding:
Basic	49,447	49,422
Diluted	49,498	49,444

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003

Operating activities:

Net income (loss)	$(1,653)	$2,120
Depreciation and amortization	2,720	3,131
Non-cash restructuring charges	47	—
Asset impairment charges	2,110	—
Deferred income taxes	(78)	(80)
Change in operating assets and liabilities	(5,156)	(3,541)
Net cash provided (used) by operating activities	(2,010)	1,630

Investing activities:

Purchases of property and equipment, net	(2,545)	(2,564)
Net cash used by investing activities	(2,545)	(2,564)

Financing activities:

Payments on long-term debt	(94)	(160)
Repayments under revolving credit facility, net	—	(1,500)
Stock and warrant transactions	11	34
Net cash used by financing activities	(83)	(1,626)

Net change in cash and cash equivalents	(4,638)	(2,560)

Beginning cash balance	11,428	14,530

Ending cash balance	$6,790	$11,970

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars in thousands, except as otherwise indicated)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen week period ended March 28, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005.  The balance sheet at December 28, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For additional information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

2.   Other Current Liabilities

The components of other accrued liabilities included in the consolidated condensed balance sheets are as follows:

	March 28, 2004	December 28, 2003

Accrued workers compensation insurance	$3,097	$3,097
Restructuring charges	2,145	2,706
Accrued professional fees	914	795
Accrued relocation	600	607
Accrued telecommunications	639	573
Other	2,967	3,329
Total	$10,362	$11,107

3.   Intangible Assets

 The identifiable intangible assets of the Company represent acquired customer relationships with a gross carrying value of $28,493 and accumulated amortization of $14,045 and $11,698 as of March 28, 2004, and March 30, 2003, respectively.  Under the provisions of SFAS No. 142, identifiable intangible assets with finite lives are amortized.  The customer relationship intangible assets have been amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization of intangible assets as of March 28, 2004 and March 30, 2003, was $587 per quarter, respectively. Annual amortization expense is expected to be $2.3 million for fiscal 2004 through 2009 and $1.0 million in fiscal 2010.

4.   Accounting for Stock-Based Compensation

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

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003

Net income (loss) as reported	$(1,653)	$2,120
Less–compensation expense on stock options, net of income tax benefit	(420)	(972)
Net income (loss) pro forma	$(2,073)	$1,148
Earnings (loss) per share – basic
As reported	$(0.03)	$0.04
Pro forma	$(0.04)	$0.02
Earnings (loss) per share – diluted
As reported	$(0.03)	$0.04
Pro forma	$(0.04)	$0.02

In order to calculate the pro forma information set forth above, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model.   Assumptions include no dividend yield, risk-free interest rates ranging from 4% to 7%, expected volatility ranging between 50% and 90%, and an expected life ranging from 7 years to 10 years.

5.   Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003

Net income (loss)	$(1,653)	$2,120
Foreign currency translation (loss)	(47)	—
Total comprehensive income (loss)	$(1,700)	$2,120

The foreign currency translation loss in the first quarter of fiscal 2004 relates to the impact of a change in exchange rates on net assets located outside of the United States.

6.   Legal Proceedings

In December of 2000 the Company entered into a contract with Apogee Enterprises, Inc. to provide call center services and to develop software applications supporting those services for its Harmon Glass Solutions division (“Harmon”).  Apogee sold Harmon to the Dwyer Group in 2004.  The Company’s revenues under this contract in fiscal 2003 and the first quarter of fiscal 2004 were $5.1 million and $1.1 million, respectively.  Disputes and claims under this contract are the subject of an arbitration proceeding filed on April 8, 2004, with the American Arbitration Association. Harmon has alleged that the Company breached its obligations under the contract thereby damaging Harmon’s business. The Company contends that it has performed its obligations under the contract, and claims that Harmon has breached the contract and owes the Company damages and a termination fee as provided for in the contract.  The Company intends to vigorously assert its claims and defenses.  However, given the preliminary nature of this matter and the uncertainties inherent in any litigation, it is not possible to predict the outcome of this proceeding and there can be no assurance that the Company will be successful or that an adverse outcome would not be material.

In addition, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business.  Management does not believe the outcome of any such pending claims will have a material adverse impact on the Company’s consolidated financial position, annual results of operations or liquidity.  Although the Company does not believe that any of these proceedings will result in a material adverse effect, no assurance to that effect can be given.

7.   Long Term Debt

On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) replacing the previous Amended and Restated Credit Facility.  Under the terms of the Credit Agreement, the Company has a revolving credit facility, which expires in December 2005.  The facility initially provided $65.0 million of credit availability.  Beginning on March 31, 2003, the facility is being reduced by $1.25 million of availability each quarter until the facility reaches $55.0 million at December 31, 2004.  Availability is also reduced by outstanding borrowings and any outstanding letters of credit.  As of March 28, 2004, there were no outstanding borrowings under the facility and approximately $3.0 million was utilized through the issuance of standby letters of credit primarily to support self-insurance reserves.  Net availability as of March 28, 2004, under the Credit Agreement was $57.0 million.

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

8.   Restructuring and Other Charges/Asset Impairment Charges

The Company recorded $0.9 million of restructuring charges in the first quarter of fiscal 2004 related to the closure of one Customer Interaction Center and the elimination of certain administrative and support positions. These charges included severance costs of $0.8 million resulting from the elimination of 22 administrative and support positions, and $0.1 million for the write down of property and lease termination and other costs. Cash charges totaling $0.2 million relating to the restructuring have been paid through March 28, 2004. The remaining $0.6 million of cash charges, primarily related to severance costs, is payable over the next two years.  The Company also recorded $2.1 million of asset impairment charges relating to the write-off of unutilized software assets.

Following is a summary of the fiscal 2004 year-to-date activity in the reserves established in connection with the Company’s restructuring initiatives:

	Balance 12/28/03	2004 Charges	Asset Write-down	Cash Payments	Balance 3/28/04

2002
Employee severance costs	$112	$(43)	$—	$(36)	$33
Lease obligations and other	1,261	(26)	—	(246)	989

2003
Employee severance costs	1,295	29	—	(587)	737
Write down of property and equipment	48	35	(72)	—	11
Lease obligations and other	337	—	—	(87)	250

2004
Employee severance costs	—	807	—	(195)	612
Write down of property and equipment	—	12	(12)	—	—
Lease obligations and other	—	37	—	(34)	3
Total	$3,053	$851	(84)	$(1,185)	$2,635

9.   Income Taxes

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

The Company’s effective income tax rate is 38.0% for the three months ended March 28, 2004 and March 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a leading provider of customer interaction solutions for market leaders in the communications, financial services, insurance, health care, logistics and travel and hospitality industries. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 7,000 workstations in 27 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service.  The Company consists of a single operating segment that offers customer interaction solutions to its clients.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

The following table sets forth the Consolidated Condensed Statements of Operations data as a percent of net revenue from services provided by the Company for the quarters ended March 28, 2004, and March 30, 2003, respectively.

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003

Net revenues	100.0%	100.0%

Operating expenses:
Cost of services	84.2	80.5
Selling, general and administrative expenses	15.2	15.1
Restructuring and other charges	1.2	—
Asset impairment charges	2.9	—
Total operating expenses	103.5	95.6
Operating income (loss)	(3.5)	4.4

Interest expense, net	.2	.4
Income (loss) before income taxes	(3.7)	4.0

Provision (benefit) for income taxes	(1.4)	1.5
Net income (loss)	(2.3)%	2.5%

Comparison of Results of Operations for the thirteen weeks ended March 28, 2004, and March 30, 2003

Net revenue decreased 17.2% to $71.4 million in the first quarter of fiscal 2004 from $86.2 million in the same period of fiscal 2003, a decrease of $14.8 million. The revenue decline from the first quarter of fiscal 2003 was attributable to the decision by Comcast, a major client of the Company, to bring in-house certain marketing programs, reduced consumer acquisition volumes related to the impact of the rollout of the national Do Not Call (“DNC”) registry on October 1, 2003, and softness in the credit card acquisition and mortgage servicing business.

Cost of services decreased $9.3 million in the first quarter of fiscal 2004, or 13.4%, to $60.1 million from $69.4 million in the same period of fiscal 2003. Approximately 70% of the decrease in cost of services resulted from lower direct costs associated with the decline in revenue, while the remaining reduction related to cutbacks in overhead spending, including savings associated with center closings, partially offset by higher wages. As a percent of revenue, cost of services increased to 84.2% in the first quarter of fiscal 2004 from 80.5% in the first quarter of fiscal 2003 principally due to the effect of lower capacity utilization, higher labor costs and softening prices in certain client programs.

Selling, general and administrative expenses decreased to $10.8 million in the first quarter of fiscal 2004 from $13.0 million in the same period of fiscal 2003, a decrease of $2.2 million or 16.8%. Expenses declined from the prior year primarily due to lower salary expenses resulting from headcount reductions and reduced overhead spending. As a percent of net revenue, selling, general and administrative expenses were 15.2% in first quarter of fiscal 2004 versus 15.1% in the same period of fiscal 2003.

The Company recorded $0.9 million of restructuring charges in the first quarter of fiscal 2004 related to the closure of one Customer Interaction Center and the elimination of certain administrative and support positions. These charges included severance costs of $0.8 million resulting from the elimination of 22 administrative and support positions, and $0.1 million for the write down of property and lease termination and other costs. Cash charges totaling $0.2 million relating to the restructuring have been paid through March 28, 2004. The remaining $0.6 million of cash charges, primarily related to severance costs, is payable over the next two years.  The Company also recorded $2.1 million of asset impairment charges relating to the write-off of unutilized software assets.

The Company generated a net loss of $1.7 million in the first quarter of fiscal 2004 compared to $2.1 million of net income for the same period of fiscal 2003. The decrease is primarily due to the lower gross profit margins, and $3.0 million of restructuring, and asset impairment charges in the first quarter of fiscal 2004, partially offset by a reduction of selling, general and administrative expenses, as previously discussed.

Net interest expense for the first quarter of fiscal 2004 decreased $0.2 million from the same period of fiscal 2003. This decrease reflects the pay down of substantially all debt in fiscal 2003.

The Company’s effective income tax rate was 38.0% for the thirteen weeks ended March 28, 2004 and March 30, 2003.

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

Revenue recognition

The Company recognizes customer services revenue as services are performed for our clients. Client contracts generally require that clients be billed for the Company’s services on the basis of time spent by Company representatives providing services. The Company’s services are also occasionally priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate.  The Company’s performance against such standards may provide bonus opportunities or conversely may subject the Company to penalties, which are recognized as earned or incurred.

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

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and an additional allowance for estimated losses on all other receivables based on their age and the Company’s collection history.

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

The balances of these accounts at March 28, 2004, and March 30, 2003, were:

	(in thousands)
	2004	2003
Group Health Insurance	$3,519	$3,737
Workers Compensation	3,097	3,231

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

Liquidity and Capital Resources

The following table sets forth consolidated statements of cash flow data for the Company for the thirteen-week periods ended March 28, 2004, and March 30, 2003, respectively.

	2004	2003
	(In thousands)

Net cash provided (used) by operating activities	$(2,010)	$1,630
Net cash used by investing activities	(2,545)	(2,564)
Net cash used by financing activities	(83)	(1,626)
Net decrease in cash	$(4,638)	$(2,560)

Cash from operating activities decreased $3.6 million versus the first three months of fiscal 2003, primarily due to  $1.2 million of payments related to restructuring charges in the first quarter of fiscal 2004, lower operating margins and a reduction in depreciation and amortization.

Net cash used by investing activities was $2.5 million in the first quarter of fiscal 2004 primarily due to expenditures related to the buildout of additional seats in the Philippines and computer equipment upgrades. Capital expenditures of $2.6 million in the first three months of fiscal 2003 were primarily related to the initial buildout of a facility in the Philippines and equipment upgrades.

Net cash used by financing activities primarily related to the repayment of capital lease payments in fiscal 2003 and 2004 and $1.5 million of bank debt in 2003.

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

See the Company’s filings with the SEC for further discussion of the risks and uncertainties associated with the Company’s business, in particular the discussion under the caption “Information Regarding Forward-Looking Statements” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Historically, the Company has been exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. From time to time, the Company has entered into derivatives in order to minimize these risks, but not for trading purposes. The Company does not have any derivative agreements due to the low levels of current borrowings.

The Company prepared a sensitivity analysis of its average debt for the first quarter of fiscal 2004 assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)), during the first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

In December of 2000 the Company entered into a contract with Apogee Enterprises, Inc. to provide call center services and to develop software applications supporting those services for its Harmon Glass Solutions division (“Harmon”).  Apogee sold Harmon to the Dwyer Group in 2004.  The Company’s revenues under this contract in fiscal 2003 and the first quarter of fiscal 2004 were $5.1 million and $1.1 million, respectively.  Disputes and claims under this contract are the subject of an arbitration proceeding filed on April 8, 2004, with the American Arbitration Association. Harmon has alleged that the Company breached its obligations under the contract thereby damaging Harmon’s business. The Company contends that it has performed its obligations under the contract, and claims that Harmon has breached the contract and owes the Company damages and a termination fee as provided for in the contract.  The Company intends to vigorously assert its claims and defenses.  However, given the preliminary nature of this matter and the uncertainties inherent in any litigation, it is not possible to predict the outcome of this proceeding and there can be no assurance that the Company will be successful or that an adverse outcome would not be material.

In addition, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business.  Management does not believe the outcome of any such pending claims will have a material adverse impact on the Company’s consolidated financial position, annual results of operations or liquidity.  Although the Company does not believe that any of these proceedings will result in a material adverse effect, no assurance to that effect can be given.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 3.2	Amended and Restated Bylaws of APAC Customer Services, Inc. as amended through March 10, 2004.

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 17, 2004, the Company filed a current report on Form 8-K setting forth the earnings release for the fiscal quarter ended December 28, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.

Date: May 7, 2004	By:	/s/ Marc T. Tanenberg
Senior Vice President and
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date: May 7, 2004	By:	/s/ Kenneth R. Batko
Vice President and Controller (Principal Accounting Officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

3.2	Amended and Restated Bylaws of APAC Customer Services, Inc. as amended through March 10, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.