Form 10-Q
period 2004-06-27
APAC CUSTOMER SERVICE INC
filed 2004-08-04
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2004

or

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

There were 49,454,654 common shares, $0.01 par value per share, outstanding as of August 4, 2004.

Part I. Financial Information

Item 1. Financial Statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands)

	June 27, 2004	December 28, 2003

Assets
Current assets:
Cash and cash equivalents	$10,184	$11,428
Accounts receivable, net	42,478	46,896
Other current assets	8,754	9,218
Total current assets	61,416	67,542

Property and equipment, net	21,791	24,147

Goodwill	23,876	23,876

Other intangible assets, net	13,861	15,035

Deferred taxes	3,353	3,072

Other assets	733	921
Total assets	$125,030	$134,593

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$404	$389
Accounts payable	1,997	4,046
Accrued payroll and related items	17,047	18,367
Income taxes payable	15,368	17,952
Other accrued liabilities	10,250	11,107
Total current liabilities	45,066	51,861

Long-term debt, less current maturities	106	313

Other liabilities	1,568	1,689

Commitments and contingencies	—	—

Shareholders’ equity
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,695,699 shares issued at June 27, 2004, and December 28, 2003	497	497
Additional paid-in capital	99,599	99,620
Accumulated deficit	(20,830)	(18,413)
Accumulated other comprehensive income	(129)	(82)
Treasury shares: 241,045 and 254,107 shares, respectively, at cost	(847)	(892)
Total shareholders’ equity	78,290	80,730
Total liabilities and shareholders’ equity	$125,030	$134,593

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net revenue	$68,006	$82,084	$139,410	$168,281

Operating expenses:

Cost of services	58,496	66,645	118,626	136,073
Selling, general and administrative expenses	9,682	12,919	20,501	25,915
Restructuring and other charges	999	—	1,850	—
Asset impairment charges	124	—	2,234	—
Total operating expenses	69,301	79,564	143,211	161,988
Operating income (loss)	(1,295)	2,520	(3,801)	6,293

Interest (income) expense, net	(63)	306	97	659

Income (loss) before income taxes	(1,232)	2,214	(3,898)	5,634
Provision (benefit) for income taxes	(468)	840	(1,481)	2,140

Net income (loss)	$(764)	$1,374	$(2,417)	$3,494

Net income (loss) per share:
Basic	$(0.02)	$0.03	$(0.05)	$0.07
Diluted	$(0.02)	$0.03	$(0.05)	$0.07

Weighted average number of shares outstanding:
Basic	49,454	49,439	49,451	49,430
Diluted	49,454	49,487	49,451	49,461

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003

Operating activities:

Net income (loss)	$(2,417)	$3,494
Depreciation and amortization	5,423	6,165
Non-cash restructuring charges	190	—
Asset impairment charges	2,200	—
Deferred income taxes	32	131
Change in operating assets and liabilities	(2,277)	3,366
Net cash provided by operating activities	3,151	13,156

Investing activities:

Purchases of property and equipment, net	(4,227)	(4,208)
Net cash used by investing activities	(4,227)	(4,208)

Financing activities:

Payments on long-term debt	(192)	(323)
Repayments under revolving credit facility, net	—	(11,000)
Stock and warrant transactions	24	45
Net cash used by financing activities	(168)	(11,278)
Net change in cash and cash equivalents	(1,244)	(2,330)

Beginning cash balance	11,428	14,530

Ending cash balance	$10,184	$12,200

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars in thousands, except as otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen and twenty-six week periods ended June 27, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005.  The balance sheet at December 28, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For additional information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

2.  Other Accrued Liabilities

The components of other accrued liabilities included in the consolidated condensed balance sheets are as follows:

	June 27, 2004	December 28, 2003

Accrued worker’s compensation	$3,092	$3,097
Restructuring charges	1,324	2,706
Accrued professional fees	1,101	795
Accrued relocation	711	607
Accrued telecommunications	610	573
Other	3,412	3,329
Total	$10,250	$11,107

3.  Intangible Assets

The identifiable intangible assets of the Company represent acquired customer relationships with a gross carrying value of $28,493 and accumulated amortization of $14,632 and $13,458 as of June 27, 2004, and December 28, 2003, respectively.  Under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), identifiable intangible assets with finite lives are amortized.  The customer relationship intangible assets are being amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization expense related to intangible assets as of June 27, 2004, and June 29, 2003, was $587 per quarter and $1,174 year to date, respectively. Annual amortization expense is expected to be $2.3 million for fiscal 2004 through 2009 and $1.0 million in fiscal 2010.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income (loss) as reported	$(764)	$1,374	$(2,417)	$3,494
Less–compensation expense on stock options, net of income tax benefit	(326)	(458)	(746)	(1,430)
Net income (loss) pro forma	$(1,090)	$916	$(3,163)	$2,064
Earnings (loss) per share – basic
As reported	$(0.02)	$0.03	$(0.05)	$0.07
Pro forma	$(0.02)	$0.02	$(0.06)	$0.04
Earnings (loss) per share – diluted
As reported	$(0.02)	$0.03	$(0.05)	$0.07
Pro forma	$(0.02)	$0.02	$(0.06)	$0.04

In order to calculate the pro forma information set forth above, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model.  Assumptions include no dividend yield, risk-free interest rates ranging from 4% to 7%, expected volatility ranging between 50% and 90%, and an expected life ranging from 7 years to 10 years.

5.  Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income (loss)	$(764)	$1,374	$(2,417)	$3,494
Foreign currency translation (loss)	—	—	(47)	—
Total comprehensive income (loss)	$(764)	$1,374	$(2,464)	$3,494

The foreign currency translation loss in the first half of fiscal 2004 relates to the impact of a change in exchange rates on net assets located outside of the United States.

6.  Legal Proceedings

The Company is a party to an arbitration proceeding with Apogee Enterprises, Inc. and Harmon Glass Solutions, which is described in the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2004.

The Company is also subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business.  Management does not believe the outcome of any such pending claims will have a material adverse impact on the Company’s consolidated financial position, annual results of operations or liquidity.  Although the Company does not believe that any of these proceedings will result in a material adverse effect, no assurance to that effect can be given.

7.  Long Term Debt

On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) replacing the previous Amended and Restated Credit Facility.  Under the terms of the Credit Agreement, the Company has a revolving credit facility, which expires in December 2005.  The facility initially provided $65.0 million of credit availability.  Beginning on March 31, 2003, the facility is being reduced by $1.25 million of availability each quarter until the facility reaches $55.0 million at December 31, 2004.  Availability is also reduced by outstanding borrowings and any outstanding letters of credit.  As of June 27, 2004, there were no outstanding borrowings under the facility and approximately $3.0 million was utilized through the issuance of standby letters of credit primarily to support self-insurance reserves.  Net availability as of June 27, 2004, under the Credit Agreement was $55.7 million.

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

8.  Restructuring and Other Charges/Asset Impairment Charges

The Company recorded $2.0 million of restructuring charges in the first half of fiscal 2004 related to the closure of two Customer Interaction Centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $1.5 million resulting from the elimination of 37 administrative and support positions, and $0.5 million for the write down of property and lease termination and other costs. Cash charges totaling $0.9 million relating to the restructuring have been paid through June 27, 2004. The remaining $1.0 million of cash charges, primarily related to severance costs, are payable over the next two years.  The Company also recorded $2.2 million of asset impairment charges during the first half of fiscal 2004 relating to the write-off of unutilized software and telecommunications equipment.

Restructuring and other charges also include the reversal of $0.2 million of prior year charges, which were not utilized.

Following is a summary of the fiscal 2004 year-to-date activity in the reserves established in connection with the Company’s restructuring initiatives:

		2004
	Balance 12/28/03	Charges/ (Reversals)	Asset Write-down	Cash Payments	Balance 6/27/04

2002
Employee severance costs	$112	$(42)	$—	$(70)	$—
Lease obligations and other	1,261	(27)	—	(1,046)	188

2003
Employee severance costs	1,295	(115)	—	(716)	464
Write down of property and equipment	48	24	(72)	—	—
Lease obligations and other	337	(21)	—	(242)	74

2004
Employee severance costs	—	1,519	—	(784)	735
Write down of property and equipment	—	129	(129)	—	—
Lease obligations and other	—	383	—	(85)	298
Total	$3,053	$1,850	$(201)	$(2,943)	$1,759

9.  Income Taxes

The Company accounts for income taxes using the asset and liability approach.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Valuation allowances are recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future.  The Company records a reserve for tax contingencies until management believes it is probable that the deductions giving rise to these contingencies will not be successfully challenged.  The Company’s effective income tax rate is 38.0% for the six months ended June 27, 2004, and June 29, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a leading provider of customer interaction solutions for market leaders in the communications, financial services, insurance, health care, logistics and travel and hospitality industries. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 6,600 workstations in 25 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service.  The Company consists of a single operating segment that offers customer interaction solutions to its clients.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

The following table sets forth the Consolidated Condensed Statements of Operations data as a percent of net revenue from services provided by the Company for the thirteen and twenty-six week periods ended June 27, 2004, and June 29, 2003, respectively.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of services	86.0	81.2	85.1	80.9
Selling, general and administrativeexpenses	14.2	15.7	14.7	15.4
Restructuring and other charges	1.5	—	1.3	—
Asset impairment charges	.2	—	1.6	—
Total operating expenses	101.9	96.9	102.7	96.3
Operating income (loss)	(1.9)	3.1	(2.7)	3.7

Interest (income) expense, net	(.1)	.4	.1	.4
Income (loss) before income taxes	(1.8)	2.7	(2.8)	3.3

Provision (benefit) for income taxes	(.7)	1.0	(1.1)	1.2
Net income (loss)	(1.1)%	1.7%	(1.7)%	2.1%

Comparison of Results of Operations for the thirteen weeks ended June 27, 2004, and June 29, 2003

Net revenue decreased 17.2% to $68.0 million in the second quarter of fiscal 2004 from $82.1 million in the same period of fiscal 2003, a decrease of $14.1 million. The revenue decline from the second quarter of fiscal 2003 is attributable to the decision by Comcast, a major client of the Company, to bring in-house certain marketing programs, softness in the mortgage servicing business and reduced customer acquisition volumes related to the cutback in marketing programs by several telecommunications clients.

Cost of services decreased $8.1 million in the second quarter of fiscal 2004, or 12.2%, to $58.5 million from $66.6 million in the same period of fiscal 2003. Approximately 85% of the decrease in cost of services resulted from lower direct costs associated with the decline in revenue, while the remaining reduction related to cutbacks in overhead spending, including savings associated with center closings, partially offset by higher wages. As a percent of revenue, cost of services increased to 86.0% in the second quarter of fiscal 2004 from 81.2% in the second quarter of fiscal 2003, principally due to the effect of lower capacity utilization, higher labor costs and softening prices in certain client programs.

Selling, general and administrative expenses decreased to $9.7 million in the second quarter of fiscal 2004 from $12.9 million in the same period of fiscal 2003, a decrease of $3.2 million or 25.1%. Expenses declined from the prior year primarily due to lower employee related expenses resulting from headcount reductions and reduced incentive expense and overhead spending. As a percent of net revenue, selling, general and administrative expenses were 14.2% in the second quarter of fiscal 2004 versus 15.7% in the same period of fiscal 2003.

The Company recorded $1.1 million of restructuring charges in the second quarter of fiscal 2004 related to the closure of one Customer Interaction Center, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $0.7 million resulting from the elimination of 15 administrative and support positions, and $0.4 million for the write down of property and lease termination and other costs. Cash charges totaling $0.4 million relating to the restructuring have been paid through June 27, 2004. The remaining $0.6 million of cash charges, primarily related to severance costs, is payable over the next year.  The Company also recorded $0.1 million of asset impairment charges relating to the write off of telecommunications equipment.

The Company generated a net loss of $0.8 million in the second quarter of fiscal 2004 compared to $1.4 million of net income for the same period of fiscal 2003. The decrease is primarily due to the lower revenue and gross profit margins, and $1.1 million of restructuring and asset impairment charges in the second quarter of fiscal 2004, partially offset by a reduction of selling, general and administrative expenses, as previously discussed.

Net interest expense for the second quarter of fiscal 2004 decreased $0.4 million from the same period of fiscal 2003. This decrease reflects the pay down of substantially all debt in fiscal 2003 and the receipt of $0.2 million of other investment income.

The Company’s effective income tax rate was 38.0% for the second quarter of fiscal 2004 and 2003.

Comparison of Results of Operations for the twenty-six weeks ended June 27, 2004, and June 29, 2003

Net revenue decreased 17.2% to $139.4 million in the first half of fiscal 2004 from $168.3 million in the same period of fiscal 2003, a decrease of $28.9 million. The revenue decline from the first half of fiscal 2003 is attributable to the decision by Comcast, a major client of the Company, to bring in-house certain marketing programs, reduced customer acquisition volumes related to the impact of the rollout of the national Do Not Call (“DNC”) registry on October 1, 2003, and softness in the credit card acquisition and mortgage servicing business.

Cost of services decreased $17.5 million in the first half of fiscal 2004, or 12.8%, to $118.6 million from $136.1 million in the same period of fiscal 2003. Approximately 80% of the decrease in cost of services resulted from lower direct costs associated with the decline in revenue, while the remaining reduction related to cutbacks in overhead spending, including savings associated with center closings, partially offset by higher wages. As a percent of revenue, cost of services increased to 85.1% in the first half of fiscal 2004 from 80.9% in the first half of fiscal 2003 principally due to the effect of lower capacity utilization, higher labor costs and softening prices in certain client programs.

Selling, general and administrative expenses decreased to $20.5 million in the first half of fiscal 2004 from $25.9 million in the same period of fiscal 2003, a decrease of $5.4 million or 20.9%. Expenses declined from the prior year primarily due to lower salary expense resulting from headcount reductions, reduced incentive expense and overhead spending. As a percent of net revenue, selling, general and administrative expenses were 14.7% in the first half of fiscal 2004 versus 15.4% in the same period of fiscal 2003.

The Company recorded $2.0 million of restructuring charges in the first half of fiscal 2004 related to the closure of two Customer Interaction Centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $1.5 million resulting from the elimination of 37 administrative and support positions, and $0.5 million for the write down of property and lease termination and other costs. Cash charges totaling $0.9 million relating to the restructuring have been paid through June 27, 2004. The remaining $1.0 million of cash charges, primarily related to severance costs, are payable over the next two years.  The Company also recorded $2.2 million of asset impairment charges during the first half of fiscal 2004 relating to the write-off of unutilized software and telecommunications equipment.

Restructuring and other charges also include the reversal of $0.2 million of prior year charges, which were not utilized.

The Company generated a net loss of $2.4 million in the first half of fiscal 2004 compared to $3.5 million of net income for the same period of fiscal 2003. The decrease is primarily due to the lower revenue and gross profit margins, and $4.1 million of restructuring and asset impairment charges in the first half of fiscal 2004, partially offset by a reduction of selling, general and administrative expenses, as previously discussed.

Net interest expense for the first half of fiscal 2004 decreased $0.6 million from the same period of fiscal 2003. This decrease reflects the pay down of substantially all debt in fiscal 2003 and the receipt of $0.2 million of other investment income.

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

The balances of these accounts at June 27, 2004, and June 29, 2003, were:

	(in thousands)
	2004	2003
Group Health Insurance	$2,905	$3,866
Workers Compensation	3,092	3,199

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

Liquidity and Capital Resources

The following table sets forth consolidated statements of cash flow data for the Company for the twenty-six week periods ended June 27, 2004, and June 29, 2003, respectively.

	2004	2003
	(In thousands)

Net cash provided by operating activities	$3,151	$13,156
Net cash used by investing activities	(4,227)	(4,208)
Net cash used by financing activities	(168)	(11,278)
Net decrease in cash	$(1,244)	$(2,330)

Cash from operating activities decreased $10.0 million versus the first half of fiscal 2003, primarily due to lower operating margins, a decrease in accrued liabilities and income taxes payable, $3.0 million of payments related to restructuring charges and lower depreciation and amortization.

Net cash used by investing activities was $4.2 million in the first half of fiscal 2004 primarily due to expenditures related to the buildout of additional seats in the Company’s call center in the Philippines and computer equipment upgrades. Capital expenditures of $4.2 million in the first half of fiscal 2003 were primarily related to the initial buildout of a facility in the Philippines and equipment upgrades.

Net cash used by financing activities primarily related to the repayment of capital lease payments in fiscal 2003 and 2004 and $11.0 million of bank debt in 2003.

In 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years’ taxable income a $48.1 million loss reported on its 2002 tax return, which is subject to audit. This loss resulted from the Company taking a $59.9 million deduction to write-off, for tax purposes, its remaining investment in ITI Holdings, Inc. (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years). The total combined liquidity benefit to the Company from this deduction is expected to be $20.9 million, which includes the $11.6 million cash tax refund, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in current and future periods. The potential income statement benefit of this deduction will not be recognized and the associated income tax liability eliminated until the Company believes it is probable the deduction will not be successfully challenged.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Report on Form 10-Q and other documents that the Company files with the SEC contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “goals,” “would,” “could,” “should,” and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q. Except as required under the Federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company’s clients, including changes in customers’ interest in, and use of, clients’ products and services; fluctuations in quarterly results of operations due to timing of clients’ initiation and termination of large programs; risks in conducting business internationally; changes in competitive conditions affecting the Company’s industry; the ability of the Company’s clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company’s automated systems and other technological factors; changes in government regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer interaction solutions and in-house customer interaction operations.

See the Company’s filings with the SEC for further discussion of the risks and uncertainties associated with the Company’s business, in particular, the discussion under the caption “Information Regarding Forward-Looking Statements” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Historically, the Company has been exposed to the impact of U.S. interest rate changes directly related to its normal operating and funding activities. From time to time, the Company has entered into derivatives in order to minimize these risks, but not for trading purposes. The Company does not have any derivative agreements at this time.

The Company prepared a sensitivity analysis of its average debt for the quarter ended June 27, 2004 assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

The Company is a party to an arbitration proceeding with Apogee Enterprises, Inc. and Harmon Glass Solutions, which is described in the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2004.

The Company is also subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business.  Management does not believe the outcome of any such pending claims will have a material adverse impact on the Company’s consolidated financial position, annual results of operations or liquidity.  Although the Company does not believe that any of these proceedings will result in a material adverse effect, no assurance to that effect can be given.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           The Annual Meeting of Shareholders of the Company was held on June 4, 2004.

(b)           Not applicable

(c)           Set forth below is the tabulation of the votes for each nominee for election as a director of the Company.

	For	Withhold Authority (Including Broker non-vote)

Robert F. Bernard	46,420,655	493,193

Thomas M. Collins	46,400,614	513,234

John W. Gerdelman	46,055,609	858,239

Robert J. Keller	46,512,399	401,449

Theodore G. Schwartz	46,506,197	407,651

Samuel K. Skinner	46,407,879	505,969

Item 6.  Exhibits and Reports on Form 8-K

(a)  The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

(b)  Reports on Form 8-K

On April 22, 2004, the Company filed a current report on Form 8-K setting forth the earnings release for the fiscal quarter ended March 28, 2004.

On May 28, 2004, the Company filed a current report on Form 8-K regarding the resignation of Paul J. Liska from the Board of Directors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.

Date:	August 4, 2004	By:	/s/ Marc T. Tanenberg
Senior Vice President and
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	August 4, 2004	By:	/s/ Kenneth R. Batko
Vice President and Controller
(Principal Accounting Officer
and duly authorized officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of APAC Customer Services, Inc. are incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended October 3, 1999.

3.2

Amended and Restated Bylaws of APAC Customer Services, Inc. as amended through April 30, 2000, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended April 2, 2000.

3.3

Certificate of Amendment of the Amended and Restated Bylaws of APAC Customer Services, Inc. as amended March 10, 2004, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

10.1*	Employment Agreement with James M. McClenahan dated May 19, 2004.

10.2*	Employment Agreement with Susan L. Menzel dated June 4, 2004.

10.3*	Employment Agreement with Robert J. Keller dated March 10, 2004, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2003.

10.4*	Employment Agreement with Linda R. Witte dated April 20, 1999, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 29, 2002.

10.5*	Employment Agreement with George L. Puig dated November 21, 2003, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2003.

10.6*	Employment Agreement with Marc. T. Tanenberg dated August 17, 2001, incorporated to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 30, 2001.

10.7*

First Amendment to the Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended July 2, 2000.

10.8*

Second Amendment to the Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2003.

10.9*

Third Amendment to the Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2003.

10.10*	Management Incentive Plan incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended July 1, 2001.

10.11*

Revised form of Employment Security Agreement between the Company and its Senior Management Team incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000.

10.12	Amended and Restated Credit Agreement dated December 20, 2002, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the Fiscal Year ended December 29, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Indicates management employment contracts or compensatory plans or arrangements.