Form 10-Q
period 2004-09-26
APAC CUSTOMER SERVICE INC
filed 2004-11-03
CIK 949297

PRELIMINARY DRAFT 10-28-04

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 26, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period From                 to

Commission file number 0-26786

APAC Customer Services, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-2777140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Six Parkway North, Deerfield, Illinois 60015
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

Yes ☒             No ☐

There were 49,454,654 common shares, $0.01 par value per share, outstanding as of November 3, 2004.

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands)

	September 26, 2004	December 28, 2003
Assets

Current assets:
Cash and cash equivalents	$10,621	$11,428
Accounts receivable, net	38,201	46,896
Other current assets	8,217	9,218
Total current assets	57,039	67,542

Property and equipment, net	22,010	24,147

Goodwill	23,876	23,876

Other intangible assets, net	13,275	15,035

Deferred taxes	3,111	3,072

Other assets	630	921
Total assets	$119,941	$134,593

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$413	$389
Accounts payable	2,570	4,046
Accrued payroll and related items	15,440	18,367
Income taxes payable	13,282	17,952
Other accrued liabilities	10,771	11,107
Total current liabilities	42,476	51,861

Long-term debt, less current maturities	—	313

Other liabilities	1,462	1,689

Commitments and contingencies	—	—

Shareholders’ equity
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,695,699 shares issued at September 26, 2004, and December 28, 2003	497	497
Additional paid-in capital	99,598	99,620
Accumulated deficit	(23,108)	(18,413)
Accumulated other comprehensive loss	(137)	(82)
Treasury shares: 241,045 and 254,107 shares, respectively, at cost	(847)	(892)
Total shareholders’ equity	76,003	80,730
Total liabilities and shareholders’ equity	$119,941	$134,593

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net revenue	$64,626	$79,658	$204,036	$247,939

Operating expenses:

Cost of services	58,060	65,338	176,686	201,411
Selling, general and administrative expenses	9,967	12,124	30,468	38,039
Restructuring and other charges	159	1,800	2,009	1,800
Asset impairment charges	—	108	2,234	108
Total operating expenses	68,186	79,370	211,397	241,358
Operating income (loss)	(3,560)	288	(7,361)	6,581

Interest expense, net	115	226	212	885

Income (loss) before income taxes	(3,675)	62	(7,573)	5,696
Provision (benefit) for income taxes	(1,397)	(228)	(2,878)	1,912

Net income (loss)	$(2,278)	$290	$(4,695)	$3,784

Net income (loss) per share:
Basic	$(0.05)	$0.01	$(0.10)	$0.08
Diluted	$(0.05)	$0.01	$(0.10)	$0.08
Weighted average number of shares outstanding:
Basic	49,455	49,442	49,452	49,434
Diluted	49,455	49,475	49,452	49,465

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003

Operating activities:

Net income (loss)	$(4,695)	$3,784
Depreciation and amortization	8,127	9,153
Non-cash restructuring charges	279	—
Asset impairment charges	2,200	108
Deferred income taxes	758	130
Change in operating assets and liabilities	(565)	3,517
Net cash provided by operating activities	6,104	16,692

Investing activities:

Purchases of property and equipment, net	(6,646)	(5,571)
Net cash used by investing activities	(6,646)	(5,571)

Financing activities:

Payments on long-term debt	(289)	(488)
Repayments under revolving credit facility, net	—	(15,500)
Stock and warrant transactions	24	46
Net cash used by financing activities	(265)	(15,942)

Net change in cash and cash equivalents	(807)	(4,821)

Cash and cash equivalents:

Beginning balance	11,428	14,530

Ending balance	$10,621	$9,709

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars in thousands, except as otherwise indicated)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen and thirty-nine week periods ended September 26, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005.  The balance sheet at December 28, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For additional information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

2.   Other Accrued Liabilities

The components of other accrued liabilities included in the consolidated condensed balance sheets are as follows:

	September 26, 2004	December 28, 2003

Accrued worker’s compensation	$3,149	$3,097
Accrued professional fees	1,405	795
Restructuring charges	743	2,706
Accrued relocation	708	607
Accrued property tax	603	741
Accrued telecommunications	513	573
Other	3,650	2,588
Total	$10,771	$11,107

3.   Intangible Assets

The identifiable intangible assets of the Company represent acquired customer relationships with a gross carrying value of $28,493 and accumulated amortization of $15,218 and $13,458 as of September 26, 2004, and December 28, 2003, respectively.  Under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), identifiable intangible assets with finite lives are amortized.  The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization expense related to intangible assets as of September 26, 2004, and September 28, 2003, was $587 per quarter and $1,760 year to date. Annual amortization expense is expected to be $2.3 million for fiscal 2004 through 2009 and $1.0 million in fiscal 2010.

Under SFAS No. 142, the Company is required to test all existing goodwill and intangible assets for impairment at least annually.  The Company’s policy is to test goodwill for impairment as of the end of the fiscal year.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net income (loss) as reported	$(2,278)	$290	$(4,695)	$3,784
Less-compensation expense on stock options, net of income tax benefit	(306)	(881)	(1,051)	(2,310)
Net income (loss) pro forma	$(2,584)	$(591)	$(5,746)	$1,474
Earnings (loss) per share – basic
As reported	$(0.05)	$0.01	$(0.10)	$0.08
Pro forma	$(0.05)	$(0.01)	$(0.12)	$0.03
Earnings (loss) per share – diluted
As reported	$(0.05)	$0.01	$(0.10)	$0.08
Pro forma	$(0.05)	$(0.01)	$(0.12)	$0.03

In order to calculate the pro forma information set forth above, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model.   Assumptions include no dividend yield, risk-free interest rates ranging from 4% to 7%, expected volatility ranging between 45% and 90%, and an expected life ranging from 7 years to 10 years.

5.   Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net income (loss)	$(2,278)	$290	$(4,695)	$3,784
Foreign currency translation (loss)	(8)	(62)	(55)	(62)
Total comprehensive income (loss)	$(2,286)	$228	$(4,750)	$3,722

The foreign currency translation losses in the first nine months of fiscal 2004 and 2003 relate to the impact of a change in exchange rates on net assets located outside of the United States.

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

7.   Long Term Debt

On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) replacing the previous Amended and Restated Credit Facility.  Under the terms of the Credit Agreement, the Company has a revolving credit facility, which expires in December 2005.  The facility initially provided $65.0 million of total credit availability which was gradually reduced to $57.5 million as of September 26, 2004.

On October 26, 2004, the Credit Agreement was amended, reducing the size of the revolver to $50 million. Under terms of the amendment, availability will vary monthly based on the level of eligible receivables at the end of the preceding month. If the amendment had been in place during the third quarter, the Company would have had between $29 million and $33 million of availability.

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

8.   Restructuring and Other Charges/Asset Impairment Charges

The Company recorded $2.1 million of restructuring charges in the first nine months of fiscal 2004 related to the closure of three Customer Interaction Centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $1.6 million resulting from the elimination of 37 administrative and support positions and $0.5 million for the write down of property and lease termination and other costs. Cash charges totaling $1.2 million relating to the restructuring have been paid through September 26, 2004. The remaining $0.7 million of cash charges, primarily related to severance costs, are payable over the next two years.  The Company also recorded $2.2 million of asset impairment charges during the first nine months of fiscal 2004 relating to the write-off of unutilized software and telecommunications equipment.

Restructuring and other charges also include the reversal of $0.1 million of prior year charges, which were not utilized.

Following is a summary of the fiscal 2004 year-to-date activity in the reserves established in connection with the Company’s restructuring initiatives:

		2004
	Balance 12/28/03	Charges/ (Reversals)	Asset Write-down	Cash Payments	Balance 9/26/04

2002
Employee severance costs	$112	$(42)	$—	$(70)	$—
Lease obligations and other	1,261	33	—	(1,252)	42

2003
Employee severance costs	1,295	(122)	—	(810)	363
Write down of property and equipment	48	24	(72)	—	—
Lease obligations and other	337	(24)	—	(303)	10

2004
Employee severance costs	—	1,571	—	(1,068)	503
Write down of property and equipment	—	218	(218)	—	—
Lease obligations and other	—	351	—	(173)	178
Total	$3,053	2,009	(290)	(3,676)	1,096

9.   Income Taxes

The Company accounts for income taxes using the asset and liability approach.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Valuation allowances are recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future.  The Company records a reserve for tax contingencies until management believes it is probable that the deductions giving rise to these contingencies will not be successfully challenged.  The Company’s effective income tax rate is 38.0% and 34.0% for the nine months ended September 26, 2004, and September 28, 2003, respectively.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company is a leading provider of customer interaction solutions for market leaders in the communications, financial services, insurance, health care, logistics, publishing and travel and hospitality industries. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 6,600 workstations in 24 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service.  The Company consists of a single operating segment that offers customer interaction solutions to its clients.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

The following table sets forth the Consolidated Condensed Statements of Operations data as a percent of net revenue for the thirteen and thirty-nine week periods ended September 26, 2004, and September 28, 2003, respectively.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of services	89.8	82.0	86.6	81.2
Selling, general and administrative expenses	15.5	15.2	14.9	15.3
Restructuring and other charges	.2	2.3	1.0	.7
Asset impairment charges	—	.1	1.1	.1
Total operating expenses	105.5	99.6	103.6	97.3
Operating income (loss)	(5.5)	.4	(3.6)	2.7

Interest expense, net	.2	.3	.1	.4
Income (loss) before income taxes	(5.7)	.1	(3.7)	2.3

Provision (benefit) for income taxes	(2.2)	(.3)	(1.4)	.8
Net income (loss)	(3.5)%	.4%	(2.3)%	1.5%

Comparison of Results of Operations for the thirteen weeks ended September 26, 2004, and September 28, 2003

Net revenue decreased 18.9% to $64.6 million in the third quarter of fiscal 2004 from $79.7 million in the same period of fiscal 2003, a decrease of $15.1 million. The revenue decline from the third quarter of fiscal 2003 is attributable to the decision by Comcast, a major client of the Company, to bring certain marketing programs in-house, softness in the mortgage servicing business and reduced customer acquisition volumes related to the cutback in marketing programs by several telecommunications clients.

Cost of services decreased $7.2 million in the third quarter of fiscal 2004, or 11.1%, to $58.1 million from $65.3 million in the same period of fiscal 2003. Approximately 69% of the decrease in cost of services resulted from lower direct costs associated with the decline in revenue, while the remaining reduction related to savings associated with center closings. These reductions were partially offset by higher wages, overhead costs, and operational improvement initiatives. As a percent of revenue, cost of services increased to 89.8% in the third quarter of fiscal 2004 from 82.0% in the third quarter of fiscal 2003, principally due to the effect of lower capacity utilization, higher labor costs, operational improvement initiatives and softening prices in certain client programs.

Selling, general and administrative expenses decreased to $10.0 million in the third quarter of fiscal 2004 from $12.1 million in the same period of fiscal 2003, a decrease of $2.1 million or 17.8%. Expenses declined from the prior year primarily due to lower employee related expenses resulting from headcount reductions and reduced incentive expense. As a percent of net revenue, selling, general and administrative expenses were 15.5% in the third quarter of fiscal 2004 versus 15.2% in the same period of fiscal 2003.

The Company recorded $0.2 million of restructuring charges in the third quarter of fiscal 2004 related to the closure of one Customer Interaction Center. These charges will be paid during the fourth quarter of fiscal 2004.

During the third quarter of fiscal 2003, the Company recorded restructuring charges of $1.8 million related to severance costs due to the elimination of 121 administrative, support and call center positions.  The Company also recorded $0.1 million of asset impairment charges related to the write-off of computer hardware.

The Company generated a net loss of $2.3 million in the third quarter of fiscal 2004 compared to $0.3 million of net income for the same period of fiscal 2003. The decrease is primarily due to the lower revenue and gross profit margins, partially offset by a reduction in selling, general and administrative expenses and restructuring charges, as previously discussed.

Net interest expense for the third quarter of fiscal 2004 decreased $0.1 million from the same period of fiscal 2003. This decrease reflects the pay down of substantially all debt in fiscal 2003.

The Company recorded a $1.4 million tax benefit for the third quarter of fiscal 2004 related to the pre-tax loss from operations, versus $0.2 million of tax benefit in the prior year period.   The benefits recorded in the third quarter of fiscal 2003 were due to the effect of a change in the year to date estimated effective tax rate resulting from the impact of tax credits on lower income.

Comparison of Results of Operations for the thirty-nine weeks ended September 26, 2004, and September 28, 2003

Net revenue decreased 17.7% to $204.0 million in the first nine months of fiscal 2004 from $247.9 million in the same period of fiscal 2003, a decrease of $43.9 million. The revenue decline from fiscal 2003 is attributable to the decision by Comcast, a major client of the Company, to bring certain marketing programs in-house, reduced customer acquisition volumes related to the impact of the rollout of the national Do Not Call registry on October 1, 2003, and softness in the credit card acquisition and mortgage servicing business.

Cost of services decreased $24.7 million in the first nine months of fiscal 2004, or 12.3%, to $176.7 million from $201.4 million in the same period of fiscal 2003. Approximately 75% of the decrease in cost of services resulted from lower direct costs associated with the decline in revenue, while the remaining reduction related to cutbacks in overhead spending, including savings associated with center closings.  These reductions were partially offset by higher wages and operational improvement initiatives. As a percent of revenue, cost of services increased to 86.6% in the first nine months of fiscal 2004 from 81.2% in the same period of fiscal 2003 principally due to the effect of lower capacity utilization, higher labor costs, operational improvement initiatives and softening prices in certain client programs.

Selling, general and administrative expenses decreased to $30.5 million in the first nine months of fiscal 2004 from $38.0 million in the same period of fiscal 2003, a decrease of $7.5 million or 19.9%. Expenses declined from the prior year primarily due to lower salary expense resulting from headcount reductions and reduced incentive expense and overhead spending. As a percent of net revenue, selling, general and administrative expenses were 14.9% in the first nine months of fiscal 2004 versus 15.3% in the same period of fiscal 2003.

The Company recorded $2.1 million of restructuring charges in the first nine months of fiscal 2004 related to the closure of three Customer Interaction Centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $1.6 million resulting from the elimination of 37 administrative and support positions, and $0.5 million for the write down of property and lease termination and other costs. Cash charges totaling $1.2 million relating to the restructuring have been paid through September 26, 2004. The remaining $0.7 million of cash charges, primarily related to severance costs, are payable over the next two years.  The Company also recorded $2.2 million of asset impairment charges during the first nine months of fiscal 2004 relating to the write-off of unutilized software and telecommunications equipment.

Restructuring and other charges in fiscal 2004 also include the reversal of $0.1 million of prior year charges, which were not utilized.

Restructuring charges for the first nine months of fiscal 2003 relate to the charges recorded in the third quarter as previously discussed.

The Company generated a net loss of $4.7 million in the first nine months of fiscal 2004 compared to $3.8 million of net income for the same period of fiscal 2003. The decrease is primarily due to the lower revenue and gross profit margins, and $2.2 million of asset impairment charges in the first nine months of fiscal 2004, partially offset by a reduction of selling, general and administrative expenses, as previously discussed.

Net interest expense for the first nine months of fiscal 2004 decreased $0.7 million from the same period of fiscal 2003. This decrease reflects the pay down of substantially all debt in fiscal 2003 and the receipt of $0.2 million of other investment income in fiscal 2004.

The Company’s effective income tax rate is 38.0% for the first nine months of fiscal 2004, versus 34.0% in the prior year period.  The lower tax rate for fiscal 2003 was primarily due to the effect of tax credits on taxable income in fiscal 2003.

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

Under SFAS No. 142, the Company is required to test all existing goodwill and intangible assets for impairment at least annually.  The Company’s policy is to test goodwill for impairment as of the end of the fiscal year.

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

The balances of these accounts at September 26, 2004, and September 28, 2003, were:

	(in thousands)
	2004	2003
Group Health Insurance	$2,665	$3,831
Workers Compensation	3,149	3,293

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

Liquidity and Capital Resources

The following table sets forth consolidated statements of cash flow data for the Company for the thirty-nine week periods ended September 26, 2004, and September 28, 2003, respectively.

	2004	2003
	(In thousands)

Net cash provided by operating activities	$6,104	$16,692
Net cash used by investing activities	(6,646)	(5,571)
Net cash used by financing activities	(265)	(15,942)
Net decrease in cash	$(807)	$(4,821)

Cash from operating activities decreased $10.6 million versus the first nine months of fiscal 2003, primarily due to lower operating margins, a decrease in accrued liabilities and income taxes payable, $1.2 million of payments related to restructuring charges and lower depreciation and amortization.

Net cash used by investing activities was $6.6 million in the first nine months of fiscal 2004 primarily due to expenditures related to the buildout of additional seats in the Company’s call center in the Philippines and computer hardware and software upgrades. Capital expenditures of $5.6 million in the first nine months of fiscal 2003 were primarily related to the intitial buildout of the facility in the Philippines and equipment upgrades.

Net cash used by financing activities primarily related to the repayment of capital lease payments in fiscal 2003 and 2004 and $15.5 million of bank debt in 2003.

On October 26, 2004, the Credit Agreement was amended, reducing the size of the revolver from $56.3 million to $50 million. Under terms of the amendment, availability will vary monthly based on the level of eligible receivables at the end of the preceding month. If the amendment had been in place during the third quarter, the Company would have had between $29 million and $33 million of availability.

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

The Company prepared a sensitivity analysis of its average debt for the quarter ended September 26, 2004, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company’s financial structure.

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

APAC Customer Services, Inc.

Date:	November 3, 2004	By:	/s/ Marc T. Tanenberg
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer
and duly authorized officer)

Date:	November 3, 2004	By:	/s/ Kenneth R. Batko
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

10.1	Amendment to the Amended and Restated Credit Agreement dated October 26, 2004, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated October 27, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.