Form 10-K
period 2005-01-02
APAC CUSTOMER SERVICE INC
filed 2005-03-16
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-26786

APAC Customer Services, Inc.
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-2777140 (I.R.S. employer identification no.)
Six Parkway North, Suite 400, Deerfield, Illinois 60015 (Address of principal executive offices)

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

Yes ☒        No ☐

        The aggregate market value of the Registrant's Common Shares held by non-affiliates was approximately $43,366,000 based on the last sale price as of June 27, 2004.

        As of March 14, 2005, 49,454,654 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting
of Shareholders to be held on June 3, 2005, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

General

        APAC Customer Services, Inc. and its subsidiaries (collectively "APAC Customer Services", "APAC" or the "Company") was founded in 1973 and is a leading provider of customer interaction solutions for market leaders in communications, financial services, health care, logistics, publishing, insurance and travel and hospitality. To help its clients serve their customers better, APAC Customer Services provides customer care and customer acquisition programs. The Company is presently engaged in a major transformational effort intended to result in a high performing workforce providing quality service to its clients, which in turn is expected to increase client retention and sales growth. Included in this effort are investments in people, process and technology. The Company currently operates and manages approximately 6,900 workstations in 24 Customer Interaction Centers. (See Item 2. "Properties").

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

        Customer care services involve the receipt, identification and routing of calls from a client's customers or prospects to the appropriate APAC customer service representative. The caller typically uses a toll-free number to request product or service information, place an order for a product or service or obtain assistance regarding a client's products or services. APAC utilizes automated call distributors and digital switches to identify each inbound call by number and route the call to an APAC customer service representative trained for the client's specific program. Simultaneously with receipt of the call, the customer service representative's computer screen displays customer, product and service information relevant to the call. The Company reports information and results captured during the call to its client for order processing, customer service and database management.

        Customer acquisition.    Customer acquisition services involve an APAC sales representative's calling a consumer or business prospect to offer the client's products or services. APAC receives prospect information electronically from its clients. APAC's leads management system sorts the prospect information and delivers it to one or more of its Customer Interaction Centers. Computerized call-management systems generally utilizing predictive dialers automatically dial the telephone numbers, determine if a live connection is made, and present connected calls to sales representatives who have been specifically trained for the client's program. When a call is presented, the prospect's name, other information about the prospect and the program script simultaneously appear on the sales representative's computer screen. The sales representative then uses the script to solicit an order for the client's product or service or to request information, which will be added to the client's customer database.

        New Services.    The Company has various new service offerings in development or in pilot production mode. These include consulting services to increase the quality and efficiency of call center services provided by others; at-home agents who would provide services to certain of the Company's clients by working at home on computer equipment linked to the Company's systems; technical help desk services, and independent quality monitoring services that the Company would provide to call centers operated by others.

Clients

        APAC directs its business development efforts primarily towards large companies with substantial customer care and/or customer acquisition needs. APAC develops and delivers customer care and acquisition solutions primarily in the following industries:

•	Communications	•	Logistics
•	Financial Services	•	Publishing
•	Health Care	•	Insurance
		•	Travel and Hospitality

        The Company's ten largest clients collectively accounted for 69.5% of the Company's net revenue in fiscal 2004. Three of the Company's clients were each responsible for 10.0% or more of the Company's net revenues: T-Mobile USA provided 12.3% of the Company's net revenues in fiscal 2004, Citigroup Inc. accounted for 10.6% of the Company's net revenues and United Parcel Services, Inc. ("UPS") accounted for 10.0% of the Company's net revenues. See "Client Concentration; Contract Terms; Client Industries" in "Information Regarding Forward-Looking Statements" in Part II.

Client Relationships

        APAC provides services to its clients pursuant to written contracts, which generally provide for engagements of one to five years. Most contracts permit clients to terminate for convenience. Many contracts for customer care services require adherence to a termination schedule allowing for the gradual reduction of services over a three to six month period in the event of termination. Contracts for customer acquisition services may generally be terminated or modified on short notice. The Company has, however, historically established long-term relationships with many of the clients for which it provides such services.

        Client contracts require that the Company bill for its services on the basis of time spent by the Company representatives providing services. Time can be billed on an hours or minutes basis. Billing for minutes of services, which is increasingly common in the industry, requires greater Company representative productivity to achieve an equivalent hourly rate. The Company is also receiving requests to price services on a per call or per transaction basis, thereby shifting additional operational risk to the Company, since managing the duration of each call is critical to achieving efficiency under this pricing method. The Company is generally subject to varying client performance standards, such as average handle time, occupancy rate, abandonment rate and sales per hour. The Company's performance against such standards may provide bonus opportunities or, conversely, may subject the Company to penalties. The Company's customer acquisition services are increasingly priced on a pay-for-performance basis, where the Company typically receives fees that are a combination of base-rate plus fee per sale. See "Client Concentration; Contract Terms; Client Industries" in "Information Regarding Forward-Looking Statements" in Part II.

Capacity and Capacity Utilization

        The Company provides customer interaction solutions through the operation of 24 Customer Interaction Centers. The Company's Customer Interaction Centers can be configured to specific customer needs. In addition to its 23 domestic centers, the Company operates an approximately 73,000 square foot Customer Interaction Center in Muntinlupa City, Philippines. The Company's Philippine center receives or initiates calls only from or to customers in the United States in accordance with the Company's contracts with domestic companies. These contracts are denominated in U.S. dollars.

        The Company's profitability is influenced significantly by its Customer Interaction Center capacity utilization. The Company closely monitors the capacity utilization of its Customer Interaction Centers and balances the costs associated with maintaining excess capacity with the flexibility needed to quickly respond to incremental client demands when determining whether to maintain presently unutilized capacity. The Company is implementing Aspect/eWorkforce Management ("eWFM"), a leading workforce administration platform, with the expectation of increased efficiencies. See "Technology and Telecommunications."

Technology and Telecommunications

        APAC integrates call interaction management, database marketing and management information systems within its network of Customer Interaction Centers.

        The Company has developed a UNIX-based computer system, which utilizes a "hub and spoke" configuration to electronically link each Customer Interaction Center's systems to the Company's data center. This system architecture provides the Company with the flexibility to integrate its client server and mid-range systems with the variety of systems maintained by its clients. By integrating with its clients' systems, APAC is able to send and receive voice and data directly from its clients' in-house systems, transfer calls to its clients' in-house telephone representatives when appropriate, and report the status and results of the Company's services. APAC also utilizes VOIP technology, which enables calls to be routed throughout the enterprise using internet protocol. APAC's custom software solutions are built on Oracle's relational database technology, which enables the Company to design tailored software applications for its clients.

        The Company is implementing eWFM, a leading workforce administration platform, across all of its operations. The rollout of eWFM is expected to result in increased operational efficiencies and greater centralized Customer Interaction Center management, enabling the Company to better forecast client call volumes and schedule labor in order to meet fluctuating client demands. The Company is also implementing an Advanced Call routing system in order to provide maximum call distribution flexibility among the Company's Customer Interaction Centers.

        The Company is also implementing eWitness, a leading quality monitoring and management platform, across all of its operations. eWitness, in concert with revised methods in which representatives are trained, monitored and coached throughout the Company, is expected to improve the Company's ability to provide high quality services to its clients.

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

Sales and Marketing

        The Company utilizes a targeted approach to identify new clients and additional needs of existing clients. The Company markets its services by targeting companies for proactive development of industry specific solutions, expanding relationships with existing clients, responding to requests for proposals, pursuing client referrals, participating in trade shows and advertising in business publications.

Human Resources

        The Company's representatives are key to its success in providing quality services to its clients. The Company is implementing various hiring, training, compensation and other systems across its Customer Interaction Centers with a view towards enhancing the quality of services provided. Company's management also believes that the implementation of such programs will have a significant and positive effect on the Company's ability to retain its representatives.

        The Company hires its representatives according to a hiring model designed to select employees motivated to provide services of first rate quality. The Company has instituted a performance management review process and a pay for performance compensation program. In addition, the Company, working with an outside consultant, has designed and is implementing a Company wide training program called "The APAC Way" which includes 1.5 days of service and sales training for all representatives, direct supervisory staff, line management and operations support employees. In addition, the Company provides client specific training to all representatives, ranging in complexity and duration with client program requirements. Many client programs also require additional ongoing training as client product and service requirements change. While contract terms vary, most clients either pay for some training, at a reduced billing rate, or do not pay for training.

        The Company also provides coaching, management and leadership training to front line supervisors and all management employees. Deployment of eWitness throughout the Company will also provide a means for front line supervisors to provide coaching opportunities to representatives by direct observation, as does the centralized quality function described below. "See "Technology and Telecommunications" and "Quality".

        The Company had approximately 8,300 full-time and 1,900 part-time employees for a total of approximately 10,200 employees on March 14, 2005. None of APAC's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

Quality

        Management believes the Company's ability to retain existing clients and to acquire new clients is directly related to the quality of the services provided by APAC.

        The Company is in the process of implementing eWitness, a quality monitoring system, across the Company's Customer Interaction Centers. The implementation includes the creation of a centralized quality monitoring group that will provide an independent and ongoing assessment of program quality through calibration with clients and direct monitoring of individual representatives. In addition, front line management at each Customer Interaction Center is receiving training designed to provide multiple coaching sessions per week for each representative utilizing the eWitness tool.

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

Competition

        The industry in which the Company operates is competitive and highly fragmented. APAC's competitors range in size from very small firms offering specialized applications or short-term projects to large independent public firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, the Company's, including large multinational business outsourcing providers. In-house telemarketing, customer relationship management and customer service organizations comprise by far the largest segment of the industry. Customer care and acquisition services are also being provided offshore, in India, the Philippines, the Caribbean and other locations. Such services are being offered by certain of the competitors described earlier and by locally owned operators providing services directly into the U.S. market as well.

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

Financial Information About Industry Segments

        The Company operates its business in a single operating segment as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

        States have also continued to enact legislation governing telephone solicitations, including state do not call registries, restrictions on methods and timing of calls, restrictions on the percentage of abandoned calls, mandated disclosures, caller identification requirements, registration requirements and other regulation of sales by telephone. In addition, state and the Federal governments are considering legislation mandating disclosure regarding the location of the service representative placing or answering the calls.

        Companies that violate Federal or state regulations may be subject to enforcement actions, civil actions or private causes of action initiated by the consumer.

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

Available Information

        The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the Internet at the SEC's website at www.sec.gov. The documents APAC files with the SEC may also be read and copied at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Information regarding the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Item 2.    Properties

        The Company leases approximately 91,000 square feet of office space in Deerfield, Illinois. The term of this lease expires in August 2008. The Deerfield space houses corporate headquarters, a data center, a call center and a technology demonstration center. The Company leases 73,000 square feet of space for its Philippines Customer Interaction Center, which provides 600 seats. The Company has approximately 79,000 square feet of office space in Cedar Rapids, Iowa. This office space is located on all or part of six floors, which are owned by the Company, and is part of an office condominium. The Company also leases approximately 87,000 square feet of office space in Omaha, Nebraska. The lease for the Omaha office space expires in August 2007. Approximately 49,000 square feet of this space is sublet.

        As of January 2, 2005, the Company operated Customer Interaction Centers and workstations in the following states and foreign country:

Customer Interaction Centers

States	Number of Centers	Number of Workstations
Arizona	1	629
Iowa	7	1,448
Illinois	5	556
Kansas	1	120
Missouri	1	96
Nebraska	1	323
New York	1	405
Oklahoma	2	304
Texas	1	873
Virginia	1	717
Wisconsin	2	815

Total US Based	23	6,286
Philippines	1	600

Total	24	6,886

        The Company closed three Customer Interaction Centers in fiscal 2004 and transitioned one call center to a client resulting in the elimination of 554 workstations. The leases of the remaining Customer Interaction Centers have terms ranging from one to six years and typically contain renewal options and early termination buyouts.

        Management believes that while APAC's facilities are maintained in good condition and are generally suitable and of sufficient capacity for the Company's current operations, the transformation of the Company to a higher quality service model may require investment in updating or relocating some of the existing Customer Interaction Centers. APAC's management believes that capacity can be expanded or contracted relatively quickly to accommodate changes in the Company's operations.

Item 3.    Legal Proceedings

        In December of 2000, the Company entered into a contract with Apogee Enterprises, Inc. to provide call center services and to develop software applications supporting those services for its Harmon Glass Solutions division ("Harmon"). Apogee sold Harmon to the Dwyer Group in 2004. The Company's revenues under this contract in fiscal 2003 and 2004 were $5.1 million and $1.9 million, respectively. Disputes and claims under this contract are the subject of an arbitration proceeding filed on April 8, 2004 with the American Arbitration Association. Harmon has alleged that the Company breached its obligations under the contract thereby damaging Harmon's business. The Company contends that it has performed its obligations under the contract, and claims that Harmon has breached the contract and owes the Company damages and a termination fee as provided for in the contract. The Company intends to vigorously assert its claims and defenses. However, given the preliminary nature of this matter and the uncertainties inherent in any litigation, it is not possible to predict the outcome of this proceeding and there can be no assurance that the Company will be successful or that an adverse outcome would not be material.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

  Executive Officers of the Registrant

        The executive officers of the Company are as follows:

Name	Age	Position
Robert J. Keller	51	Director, President and Chief Executive Officer
Kenneth R. Batko	54	Vice President and Controller
James M. McClenahan	46	Senior Vice President, Sales & Marketing
Mark E. McDermott	44	Senior Vice President and Chief Information Officer
Susan L. Menzel	39	Senior Vice President, Human Resources
Marc T. Tanenberg	53	Senior Vice President, Chief Financial Officer and Treasurer
Linda R. Witte	52	Senior Vice President, General Counsel and Secretary

        Robert J. Keller joined the Company as President and Chief Executive Officer as of March 2004. Mr. Keller is also a Director of the Company. From February of 1998, Mr. Keller served in various capacities at Office Depot, Inc., most recently as President, Business Services Group. Prior to joining Office Depot, Inc. Mr. Keller was Executive Vice President (1993-1998) and Senior Vice President (1988-1993) of Dun & Bradstreet Corporation. Previously Mr. Keller was employed by IBM Corporation.

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

        James McClenahan joined the Company in May 2004 as the Senior Vice President, Sales and Marketing. From September 2002 to May 2004, Mr. McClenahan was employed by Danka Office Imaging as President, Latin America Division. From July 1996 to May 2002, Mr. McClenahan was employed by Office Depot, Inc. where he held various positions, most recently Senior Vice President of Central Region Sales, Business Services Division.

        Mark E. McDermott joined the company in March of 1996 and was promoted to Senior Vice President and Chief Information Officer in April of 2004. From October of 1993 through March 1996 Mr. McDermott was employed at Discovery Zone, Inc. as Senior Vice President, Information Technology. From June 1982 through September 1993, Mr. McDermott was employed by Waste Management, Inc. where he held various positions within the technology and strategic services organizations.

        Susan L. Menzel joined the Company as the Senior Vice President, Human Resources in July 2004. From 1997 to 2004, Ms. Menzel was employed by Sears Roebuck & Company in a variety of positions, most recently as Vice President Human Resources.

        Marc T. Tanenberg joined the Company in August 2001 as Senior Vice President, Chief Financial Officer and Treasurer. From November 1993 to August 2001, Mr. Tanenberg was employed by International Jensen Incorporated where he held a variety of positions, most recently Executive Vice President, Operations and Chief Financial Officer. Mr. Tanenberg is a Certified Public Accountant.

        Linda R. Witte, Senior Vice President, General Counsel and Secretary, joined the Company in June 1999. Previously, Ms. Witte was Senior Vice President, General Counsel and Secretary of Beloit Corporation, an 80% owned subsidiary of Joy Global, Inc., and Vice President and General Counsel of Wheelabrator Water Technologies, Inc,. a division of Waste Management, Inc. Before joining Waste Management, Ms. Witte was a partner in Jenner & Block, a national law firm headquartered in Chicago, IL.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "APAC." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Shares as reported on the NASDAQ National Market during such period.

	High	Low
Fiscal 2004:
First Quarter	$3.39	$2.34
Second Quarter	$3.15	$1.65
Third Quarter	$1.90	$1.50
Fourth Quarter	$1.79	$1.45
	High	Low
Fiscal 2003:
First Quarter	$3.02	$2.30
Second Quarter	$3.20	$2.41
Third Quarter	$3.06	$2.52
Fourth Quarter	$2.90	$2.51

        As of March 14, 2005, there were 1,012 holders of record of the Common Shares. The Company did not pay any dividends on its Common Shares in fiscal years 2004 or 2003 nor did it repurchase any Common Shares. The Company currently intends to retain future earnings to finance its growth and development and, therefore, does not anticipate paying any cash dividends or purchases of any Common Shares in the foreseeable future. In addition, the Company's Credit Agreement (defined in the Liquidity Section of Management's Discussion and Analysis of Financial Condition and Results of Operations) restricts the payment of cash dividends and the repurchase of Common Shares by the Company. Payment of any future dividends or purchases of any Common Shares will depend upon the future earnings and capital requirements of the Company and other factors the Board of Directors considers appropriate. See "Equity Compensation Plan Information" in Item 12. and "Security Ownership of Certain Beneficial Owners and Management" in Part III.

Item 6.    Selected Financial Data

APAC CUSTOMER SERVICES, INC.

SELECTED FINANCIAL DATA

	For the Fiscal Years Ended(1)
	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands, except per share, statistical data and notes)
OPERATING DATA:
Net revenue	$273,239	$322,852	$371,198	$428,844	$464,355
Cost of services(2)	239,783	263,153	295,874	356,221	359,669
Selling, general and administrative expenses	39,712	48,633	50,283	56,967	59,921
Restructuring and other charges(3)	1,873	3,238	8,139	9,004	8,689
Asset impairment charges(4)	2,234	420	1,005	8,608	—

Operating income (loss)	(10,363)	7,408	15,897	(1,956)	36,076
Interest expense, net	259	1,031	6,485	7,778	9,350
Income taxes (benefit)	(4,123)	2,038	3,218	(4,770)	10,056

Income (loss) from continuing operations	(6,499)	4,339	6,194	(4,964)	16,670
Gain from discontinued operations(5)	—	—	—	—	511

Net income (loss)	$(6,499)	$4,339	$6,194	$(4,964)	$17,181

Net income (loss) per share:
Basic:
Continuing operations	$(0.13)	$0.09	$0.13	$(0.10)	$0.35
Discontinued operations	—	—	—	—	0.01

Net income (loss)	$(0.13)	$0.09	$0.13	$(0.10)	$0.36

Diluted:
Continuing operations	$(0.13)	$0.09	$0.13	$(0.10)	$0.33
Discontinued operations	—	—	—	—	0.01

Net income (loss)	$(0.13)	$0.09	$0.13	$(0.10)	$0.34

Weighted average shares outstanding:
Basic:	49,453	49,436	49,244	48,780	48,286
Diluted:	49,453	49,461	49,415	48,780	50,952
BALANCE SHEET DATA:
Cash and cash equivalents	$271	$11,428	$14,530	$21,213	$41,192
Working capital	8,511	15,681	37,367	27,793	51,060
Capital expenditures	11,206	8,348	6,494	8,971	15,236
Total assets	119,533	134,593	149,394	183,710	231,795
Long-term debt, less current maturities	—	313	28,872	42,968	84,483
Shareholders' equity	74,163	80,730	76,427	67,997	73,811
STATISTICAL DATA: (UNAUDITED)
Number of Customer Interaction Centers(6)	24	28	32	48	57
Number of workstations(6)	6,886	6,982	7,523	10,208	10,522
Net Revenue per workstations(7)	$40,144	$42,870	$39,479	$41,563	$43,848

NOTES:

(1)
The Company operates on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented except for fiscal 2004, which ended January 2, 2005, are 52 weeks. The fiscal year ended January 2, 2005 is 53 weeks. The effect of the additional week in fiscal 2004 was to increase revenues, and gross profit by $4,116 and $87, respectively and increase operating loss by $336.

        The fiscal years presented are as follows:

Fiscal Year	Fiscal Year End
2000	December 31, 2000
2001	December 30, 2001
2002	December 29, 2002
2003	December 28, 2003
2004	January 2, 2005
(2)
The Company reversed $1.4 million in fiscal 2000 of accrued telephone charges originally recorded in the fourth quarter of fiscal 1998. This reversal resulted from the Company negotiating favorable dispositions of costs associated with certain guaranteed minimum usage telecommunications contracts. Excluding this reversal in fiscal 2000 costs of services were $361.1 million.

(3)
The Company recorded $2.0 million of restructuring charges in fiscal 2004 related to the closure of three Customer Interaction Centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges also included severance costs resulting from the elimination of administrative and support positions. Restructuring and other charges in fiscal 2004 also include the reversal of $0.2 million of prior year charges, which were not utilized. Fiscal 2003 includes restructuring and other charges of $3.4 million related to the closure of five Customer Interaction Centers and the elimination of certain administrative and support positions and the reversal of $0.1 million of prior year restructuring charges not utilized. Restructuring and other charges in fiscal 2002 primarily related to the closing of sixteen Customer Interaction Centers, the transition of one center under a facility management contract and the reversal of $0.3 million related to prior year restructuring charges not utilized. Restructuring and other charges in fiscal 2001 related to the closing of seven Customer Interaction Centers and charges associated with the settlement of litigation and additional bad debt provisions. Fiscal 2000 includes other charges related to costs in the area of people, technology and the move to the new headquarters in Deerfield, Illinois.

(4)
The Company recorded $2.2 million of asset impairment charges during fiscal 2004 relating to the write-off of unutilized software and telecommunications equipment. Fiscal 2003 asset impairment charges related to the write-off of certain software licenses and computer hardware. Asset impairment charges in fiscal 2002 and fiscal 2001 of $1.0 million and $8.6 million, respectively, related to the write-off of certain non-performing IT hardware and software costs and, in 2002, certain telecommunications equipment.

(5)
In January 2000, pursuant to an agreement executed in December 1999, the Company sold the stock of Paragren Technologies, Inc. ("Paragren"). Accordingly, Paragren was reported as a discontinued operation and the consolidated financial statements were reclassified to segregate the net assets and operating results of the business. Fiscal 2000 includes a gain of $0.5 million, net of $0.3 million of income tax expense related to the sale of Paragren in January 2000.

(6)
Represents the number of Customer Interaction Centers and workstations in service as of the end of such fiscal year.

(7)
Net revenue per workstation was based on the average number of workstations in service for each of the fiscal years presented.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company is a leading provider of customer interaction solutions for market leaders in the communications, financial services, health care, logistics, publishing, insurance and travel and hospitality industries. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 6,900 workstations in 24 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service. The Company consists of a single operating segment that offers customer interaction solutions to its clients.

        The following discussion of the Company's results of operations and liquidity and capital resources should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

        The following table sets forth statements of operations data as a percent of net revenue for the fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002, (fiscal 2004, fiscal 2003 and fiscal 2002, respectively).

	2004	2003	2002
Net revenue:	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	87.8	81.5	79.7
Selling, general and administrative expenses	14.5	15.1	13.5
Restructuring and other charges	.7	1.0	2.2
Asset impairment charges	.8	.1	.3

Total operating expenses	103.8	97.7	95.7

Operating income (loss)	(3.8)	2.3	4.3
Interest expense, net	.1	.3	1.7

Income (loss) before income taxes	(3.9)	2.0	2.6
Provision (benefit) for income taxes	(1.5)	.7	.9

Net income (loss)	(2.4)%	1.3%	1.7%

        The Company operates on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented except for fiscal 2004, which ended January 2, 2005, are 52 weeks. The fiscal year ended January 2, 2005 is 53 weeks. The effect of the additional week in fiscal 2004 was to increase revenues, and gross profit by $4,116 and $87, respectively and increase operating loss by $336.

Fiscal 2004 Compared to Fiscal 2003

        Net revenue decreased 15.4% to $273.2 million in fiscal 2004 from $322.9 million in fiscal 2003, a decrease of $49.7 million. This decrease is attributable to the decision by Comcast Corporation, a client of the Company, to bring certain marketing programs in-house, a reduction in the mortgage servicing business and reduced customer acquisition volumes related to the impact of the rollout of the Do Not Call registry on October 1, 2003. New business, primarily in the telecommunications sector, and an extra week in fiscal 2004 partially offset these reductions.

        Cost of services decreased $23.4 million in fiscal 2004, or 8.9%, to $239.8 million from $263.2 million in fiscal 2003. Approximately 75% of the decrease in cost of services resulted from lower direct costs associated with the decline in revenue, while the remaining reduction related to cutbacks in overhead spending, including savings associated with center closings. As a percent of revenue, cost of services increased to 87.8% in fiscal 2004 from 81.5% in fiscal 2003 due to lower rates realized per hour of work performed, the effect of lower volumes on certain fixed costs, higher labor costs and spending associated with operational improvement initiatives. Lower rates resulted from price concessions in response to competitive pressures and operational inefficiencies related to certain non-hourly paid programs.

        Selling, general and administrative expenses decreased to $39.7 million in fiscal 2004 from $48.6 million in fiscal 2003, a decrease of $8.9 million or 18.3%. Expenses declined from the prior year primarily due to lower employee related expenses resulting from headcount reductions, reduced incentive and overhead expenses and a decrease in bad debt expense. As a percent of net revenue, selling, general and administrative expenses were 14.5% in fiscal 2004 versus 15.1% in fiscal 2003.

        The Company recorded $2.0 million of restructuring charges in fiscal 2004 related to the closure of three Customer Interaction Centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $1.5 million resulting from the elimination of 46 administrative and support positions and $0.5 million for the write down of property and lease termination and other costs. Cash charges totaling $1.5 million relating to the restructuring have been paid through January 2, 2005. The remaining $0.3 million of cash charges, primarily related to severance costs, are payable over the next two years. Restructuring and other charges also include the reversal of $0.2 million of prior year charges that were not utilized.

        The Company recorded $3.4 million of restructuring charges in fiscal 2003 related to the closure of five Customer Interaction Centers and the elimination of certain administrative and support positions. These charges included severance costs of $2.8 million resulting from the elimination of 164 salaried positions, $0.1 million for the write down of property and $0.5 million of lease termination and other costs. Cash charges totaling $2.8 million relating to the restructuring have been paid through January 2, 2005. The remaining $0.3 million of cash charges, primarily related to severance costs, is payable over the next two years.

        The Company recorded $2.2 million of asset impairment charges during fiscal 2004 relating to the write-off of unutilized software and telecommunications equipment. Fiscal 2003 asset impairment charges of $0.4 million related to the write-off of certain software licenses and computer hardware.

        The Company generated an operating loss of $10.4 million in fiscal 2004 compared to $7.4 million of income for fiscal 2003. The decrease is primarily due to the lower gross profit margins in fiscal 2004, as well as an aggregate $0.4 million increase in restructuring and other charges and asset impairment charges in comparison to fiscal 2003, partially offset by a reduction of selling, general and administrative expenses, as previously discussed.

        Net interest expense for fiscal 2004 decreased $0.7 million from fiscal 2003. This decrease reflects the pay down of substantially all debt in fiscal 2003 and lower interest rates.

        The Company's effective income tax rate is 38.8% for fiscal 2004, versus 32.0% in the prior year period. This increase is primarily due to the non-recurring effect of tax credits on taxable income in fiscal 2003.

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

        The Company recorded $3.4 million of restructuring charges in fiscal 2003 related to the closure of five Customer Interaction Centers and the elimination of certain administrative and support positions. These charges included severance costs of $2.8 million resulting from the elimination of 164 salaried positions, $0.1 million for the write down of property and $0.5 million of lease termination and other costs. Cash charges totaling $2.8 million relating to the restructuring have been paid through January 2, 2005. The remaining $0.3 million of cash charges, primarily related to severance costs, is payable over the next two years.

        In fiscal 2002, the Company closed a total of sixteen Customer Interaction Centers and transitioned one center under a facility management contract. As a result, the Company recorded restructuring charges of $8.3 million which included $2.6 million of employee severance costs related to approximately 900 employees, $2.9 million for the write down of property and equipment and $2.8 million of lease termination and other costs. In fiscal 2003, $0.1 million of this amount, which was not utilized, was reversed into income in restructuring charges. The cash charges totaling $5.4 million relating to the restructuring have all been paid as of January 2, 2005. Other charges of $0.1 million associated with other center downsizings were also recorded in the second quarter of fiscal 2002.

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

Revenue recognition

        The Company recognizes customer services revenue as services are performed for our clients. Client contracts generally require that clients be billed for the Company's services on the basis of time spent by Company representatives providing services. The Company's services are also increasingly priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is generally subject to varying client performance standards, such as average handle time, occupancy rate, abandonment rate and sales per hour. The Company's performance against such standards may provide bonus opportunities, or conversely, may subject the Company to penalties, which are recognized as earned or incurred.

Accounting for long-lived assets

        The Company's long-lived assets consist primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software may result in a write-off of the net book value of the affected assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company's operations and estimated salvage values.

        Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates the remaining useful life of the customer relationships balance at each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. Based on the Company's evaluation, no changes were made to the amortization period.

        The annual amortization expense related to customer relationships recorded in 2004, 2003 and 2002 was $2.3 million each year respectively. Annual amortization expense is expected to be $2.3 million for fiscal years 2005 through 2009 and $1.0 million in fiscal 2010.

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

        The balances of these accounts at January 2, 2005, and December 28, 2003, were:

	2004	2003
Group Health Insurance	$2,512	$3,175
Workers Compensation	3,122	3,097

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

NEW ACCOUNTING PRONOUNCEMENTS

        In the fourth quarter of 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), or SFAS No. 123R, "Share-Based Payment", which replaces SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25 ("APB"), "Accounting for Stock Issued to Employees." SFAS No. 123R establishes accounting standards for equity instruments that an entity exchanges for goods or services. It also addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for share-based payment transactions as it relates to employee services. SFAS No. 123R requires a public entity to measure an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). If an employee terminates before the vesting period expires, any compensation cost recognized to date for that individual's equity instrument is reversed at the date of termination. The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

        SFAS No. 123R eliminates the option to use ABP Opinion 25's intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. Under ABP Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No 123 also required pro forma disclosure showing the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of Statement No. 123. After a phase-in period for Statement No. 123R, this type of disclosure will no longer be allowed.

        Alternative phase-in methods are allowed under Statement No. 123R, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet determined the phase-in method, however, it believes that the phase-in method will have a material effect on the Company's Consolidated Statement of Operations or Balance Sheet.

Liquidity and Capital Resources

        The following table sets forth consolidated statements of cash flow data for the Company for years ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively.

	2004	2003	2002
Net cash provided by operating activities	$0.5	$34.0	$43.6
Net cash used by investing activities	(11.2)	(8.3)	(6.5)
Net cash used by financing activities	(0.5)	(28.8)	(43.8)

Net decrease in cash	$(11.2)	$(3.1)	$(6.7)

        Cash from operating activities decreased $33.5 million in fiscal 2004 versus fiscal 2003, as a result of a net loss from operations in fiscal 2004 of $6.5 million versus net income of $4.3 million in fiscal 2003, an $11.6 million tax refund received in fiscal 2003 and payments related to restructuring charges and employee incentive plans. A reduction of $5.9 million in accounts receivable due to lower revenues partially offset this decrease.

        In October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years' taxable income a $48.1 million loss reported on its 2002 tax return, which is currently being audited. This loss resulted from the Company taking a $59.9 million deduction to write-off, for tax purposes, its remaining investment in ITI Holdings, Inc. (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years). The total combined liquidity benefit to the Company from this deduction could be as much as $20.9 million, which includes the $11.6 million cash tax refund, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in current and future periods. The potential income statement benefit of this deduction will not be recognized and the associated income tax liability eliminated until the Company believes it is probable the deduction will not be successfully challenged.

        Net cash used by investing activities increased $2.9 million from fiscal 2003 due to higher spending on call center technology. Capital expenditures of $8.3 million in fiscal 2003 were primarily due to the initial buildout of the Philippines facility and computer upgrades.

        Net cash used by financing activities primarily related to the repayment of capital lease obligations in fiscal 2004 and 2003 and $27.5 million in bank debt in fiscal 2003.

        On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") replacing the previous Amended and Restated Credit Facility. Under the terms of the Credit Agreement, the Company has a revolving credit facility, which expires in December 2005. The facility initially provided $65.0 million of total credit availability, which was gradually reduced to $57.5 million as of September 26, 2004. Availability was also reduced by outstanding borrowings and any outstanding letters of credit.

        The Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company. Under the terms of the Credit Agreement, the Company is also required to maintain certain financial covenants which limit the Company's ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and to make certain restricted payments.

        Borrowings under the Credit Agreement incur a floating interest rate usually based on the LIBOR index rate, although the Company has the option of using an alternate base rate defined in the agreement. In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as quarterly fees on the outstanding letters of credit.

        On October 26, 2004, the Credit Agreement was amended, reducing the size of the revolver to $50 million. Under terms of the amendment, availability will vary monthly based on the level of eligible receivables at the end of the preceding month. As of January 2, 2005, there were no outstanding borrowings under the facility and approximately $3.2 million was utilized through the issuance of standby letters of credit primarily to support self-insurance reserves. Total available borrowing capacity at January 2, 2005, was $25.2 million based on the eligible receivables at the end of the preceding month.

        The Company is currently engaged in discussions with its banks to secure a new multi-year credit facility to meet its expected liquidity needs.

        For fiscal 2004, 2003 and 2002, $0.3 million, $0.2 million and $0.7 million, respectively, of debt issuance costs were amortized, including $0.4 million of costs which were written off upon termination of a previous credit facility in December of 2002.

        In October 2004, the Company paid $0.1 million of financing fees related to the amendment to the Credit Agreement.

        In December 2002, the Company paid $0.8 million of fees and expenses in connection with securing the Credit Agreement, which are being amortized over the three-year term of the Credit Agreement. Approximately $0.5 million of these fees were amortized in fiscal 2004 and 2003.

        The Company expects that its cash balances, cash flows from future operations and available borrowings under a new credit facility will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations payable during fiscal 2005 and beyond.

Off Balance Sheet Arrangements

        The Company does not have any off balance sheet arrangements other than operating leases.

Contractual Obligations and Commitments

        The Company has the following contractual obligations and commercial commitments:

	Payment due by period (in thousands)
	2005	2006	2007	2008 to 2009	Total
CONTRACTUAL OBLIGATIONS
Capital lease obligations	$313	$—	$—	$—	$313
Operating leases	8,318	6,839	4,258	2,328	21,743

	$8,631	$6,839	$4,258	$2,328	$22,056

OTHER COMMERCIAL COMMITMENTS
Training bonds	$149	$62	$31	$—	$242
Telecommunications commitments	4,950	6,500	—	—	11,450
Letters of Credit	1,300	1,000	937	—	3,237

	$6,399	$7,562	$968	$—	$14,929

Inflation

        The Company does not believe that inflation has had a significant impact on its consolidated operations.

Information Regarding Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Report on Form 10-K and other documents that the Company files with the SEC contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "goals," "would," "could," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-K. Except as required under the federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company's clients, including changes in customers' interest in, and use of, clients' products and services; fluctuations in quarterly results of operations due to timing of clients' initiation and termination of large programs; risks in conducting business internationally; changes in competitive conditions affecting the Company's industry; the ability of the Company's clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company's automated system and other technological factors; additions or changes to government regulations such as do not call registries, disclosure requirements or other regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer interaction solutions and in-house customer interaction operations.

        In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Report on Form 10-K are also subject to the following risks and uncertainties:

Client Concentration; Contract Terms; Client Industries

        As noted in Item 1, "Business—Clients," 69.5% of the Company's revenues are accounted for by ten clients. Three clients each constituted 10% or more of the Company's net revenues. There can be no assurance that the Company will be able to retain any of its larger clients or that the volumes of its most profitable or larger programs will not be reduced, or that the Company would be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits. Consequently, the loss of one or more of its significant clients could have a material adverse effect on the Company's business, results of operations and financial condition.

        As noted in Item 1, "Business—Client Relationships," the Company provides services to its clients pursuant to contracts, many of which may be terminated for convenience and most of which do not have minimum volume requirements. There can be no assurance that the Company's clients will not terminate their contracts before their scheduled expiration date or that the volumes of their programs will not be reduced. In any of these events, there can be no assurance that the Company would be able to replace a client or program with any other client or program that would generate a comparable amount of revenue or profits. Consequently, the loss of one or more of its significant clients, or the substantial reduction of the amount of services performed by the Company for a significant client, could have a material adverse effect on the Company's business, results of operations and financial condition.

        As noted in Item 1, "Business—Client Relationships," the Company has historically been paid on a contracted price per hour by the majority of its clients. The trend away from per hour pricing to other types of contracted pricing, such as per phone minute, per call or per transaction, shifts greater execution responsibility to the Company and has led to lower revenues and profitability.

        Many of the Company's clients are concentrated in the communications, financial services, insurance, health care, logistics and travel, publishing, insurance and hospitality industries. A significant downturn in any of these industries or a trend in any of these industries not to use, or to reduce their use of, telephone-based sales, marketing or customer management solutions could have a material adverse effect on the Company's business.

Pressure on Gross Profit Margin

        The convergence of several factors are causing clients and prospects to place pressure on the Company's pricing levels: (1) the market's movement from hourly pricing to other pricing models, including per call, per transaction, per minute and per sale; (2) offshore capacity, which is rapidly increasing, offers lower pricing than domestic capacity, largely due to the cost of labor differential; (3) there are many competitors, many of whom have unutilized capacity; and (4) clients and potential clients are increasingly utilizing the services of call center procurement consultants in the bidding process, who are very focused on price and terms and in leveraging existing capacity across the marketplace. In addition, certain factors, including increased benefits costs, increased state unemployment tax rates, potential increases in minimum wage laws, and the need to reward performing employees with wage increases in an increasingly competitive economy, all provide challenges to the Company's ability to reduce its labor costs in its domestic operations. See "Dependence on Labor Force" below. Such factors, when combined, may cause the Company to increasingly encounter the choice between retaining and winning business or agreeing to price and terms that result in lower profit margins.

Transformation Risks

        As noted throughout Item 1, "Business", the Company is undergoing major implementation efforts in almost every aspect of its business. These efforts require increased spending on capital equipment and enhanced spending on people, process, technology and possibly facilities. See, for example, "Technology and Telecommunications," "Human Resources," "Quality" and "Properties." Company management expects that these investments will increase the Company's ability to provide more complex, higher quality services, and that such services will be in demand and will command a higher price in the marketplace and translate into improved margins for the Company. There can be no assurance, however, that such increased demand and more favorable pricing and margins will ensue as a result of the Company's efforts. Such investments contribute to downward pressure on the Company's margin, which may adversely affect the Company's ability to retain existing clients or to attract new clients.

Government Regulation

        Congress, the FCC, FTC and most states have enacted laws and promulgated regulations that govern telephone solicitations and sales. The Company believes that its operating procedures currently comply in all material respects with such laws and regulations. There can be no assurance, however, that the Company will not be subject to agency or state proceedings alleging violation of such rules. Future laws and regulations may require the Company to modify its operations or service offerings in order to effectively meet its clients' service requirements, and there can be no assurance that additional regulations would not limit the activities of the Company or significantly increase the cost of regulatory compliance. For further discussion of regulatory issues, see Item 1 "Business—Government Regulation."

        The restrictions imposed by applicable state and federal telemarketing regulations will generally adversely impact the telemarketing industry. The Registry, states' do not call lists and the FCC's company-specific do not call lists, together with other regulations that decrease efficiency and effectiveness of the Company's services, have a cumulative effect of reducing the effectiveness of the telephone sales channel.

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

Competitors; International Capacity; Potential Future Competing Technologies and Trends

        As noted in Item 1, "Business—Competition," the industry in which the Company competes is extremely competitive and highly fragmented. A number of the Company's competitors have capabilities and resources equal to, or greater than, the Company's, and there can be no assurance that additional competitors with greater resources than the Company will not enter the industry (or particular segments of the industry). These include small firms, large publicly traded firms operating in the business process outsourcing field, and clients or potential clients that expand their existing capabilities and market services to other companies. There can be no assurance that the Company will be able to compete successfully.

        A number of the Company's competitors have opened, or have announced the opening of, Customer Interaction Centers in Canada, the Caribbean, India, the Philippines or other offshore locations in order to provide services to North American clients at reduced cost. It is uncertain whether these offshore capabilities will be as effective on a large scale basis as the same competitors' United States facilities or what the demand for those offshore services may be. In addition, there is increasing political concern regarding the movement of service jobs offshore, which could result in potentially adverse legislation. The potential movement of business offshore at reduced prices may result in pressure on the Company's gross profit margin or a loss of business to such competitors.

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

Reliance on Technology

        The Company has invested in sophisticated and specialized telecommunications and computer technology, and has focused on the application of this technology to provide customized solutions to meet its client's needs. The Company anticipates that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain its competitiveness. The Company's future success will depend in part on its ability to continue to develop information technology solutions that keep pace with evolving industry standards and changing client demands. In addition, the Company's business is highly dependent on its computer and telephone equipment and software systems, and the temporary or permanent loss of such equipment or systems, through casualty or operating malfunction, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Labor Force

        The Company's industry is very labor intensive and has experienced high personnel turnover. Many of the Company's employees receive modest hourly wages and, although the Company employs a significant number of full-time employees, many are nevertheless employed on a part-time basis. A higher turnover rate among the Company's employees would increase the Company's recruiting and training costs and decrease operating efficiencies and productivity. Some of the Company's operations, particularly insurance product sales and technology-based inbound customer service, require specially trained employees. Growth in the Company's business will require it to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that the Company will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of the Company's costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits, employment taxes or recruiting and training costs could have a materially adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Credit Facility

        The Company is subject to various covenants under its current Credit Agreement, including limitations on the Company's ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and to make certain restricted payments. The Company is currently negotiating a new credit facility, which is expected to contain similar covenants. Failure by the Company to adhere to such covenants could give rise to a default under the then current agreement and potentially impair the Company's liquidity.

Potential Fluctuations in Quarterly Operating Results

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

War and Terrorist Attacks

        The risks of war and potential terrorist attacks on the Company's operations cannot be estimated. War and terrorist attacks could disrupt operations and have a material adverse effect on the Company's business, results of operations and financial condition.

Volatility of Stock Price

        The market price of the Company's Common Shares has fluctuated over a wide range during the past several years and may continue to do so in the future. For further discussion, see Item 5, "Market for Registrant's Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities." The market price of the Common Shares could be subject to significant fluctuations in response to various factors or events, including among other things, the depth and liquidity of the trading market of the Common Shares, quarterly variations in actual liquidity of the trading market of the Common Shares, quarterly variations in actual and anticipated operating results, growth rates, changes in estimates by analysts, loss of analyst coverage, market conditions in the industry in which the Company competes, announcements by competitors, the loss of a significant client or a significant change in the Company's relationship with a significant client, regulatory actions, litigation, including class action litigation, and general economic conditions.

Control by Principal Share Owner

        Mr. Schwartz, the Company's Chairman, beneficially owns approximately 19.9% of the outstanding Common Shares. In addition, three trusts, established by Mr. Schwartz, beneficially own an aggregate 30.6% of the outstanding Common Shares. As a result, Mr. Schwartz is able to exercise significant control over the outcome of substantially all matters requiring action by the Company's shareholders. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of the Company.

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

        The Company prepared a sensitivity analysis of its average debt for the year ended January 2, 2005, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company's financial structure.

Item 8.    Financial Statements and Supplementary Data

        The following financial information is included in this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of APAC Customer Services, Inc.:

        We have audited the accompanying consolidated balance sheets of APAC Customer Services, Inc. and subsidiaries (the "Company") as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 1, 2005

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

	For the Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net Revenue	$273,239	$322,852	$371,198
Operating Expenses:
Cost of services	239,783	263,153	295,874
Selling, general and administrative expenses	39,712	48,633	50,283
Restructuring and other charges	1,873	3,238	8,139
Asset impairment charges	2,234	420	1,005

Total operating expenses	283,602	315,444	355,301

Operating income (loss)	(10,363)	7,408	15,897
Interest Expense	259	1,031	6,485

Income (loss) before income taxes	(10,622)	6,377	9,412
Provision (benefit) for income taxes	(4,123)	2,038	3,218

Net income (loss)	$(6,499)	$4,339	$6,194

Net income (loss) per share:
Basic	$(0.13)	$0.09	$0.13

Diluted	$(0.13)	$0.09	$0.13

Weighted Average Shares Outstanding:
Basic	49,453	49,436	49,244

Diluted	49,453	49,461	49,415

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	January 2, 2005	December 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$271	$11,428
Accounts receivable, less allowances of $2,193 and $2,451, respectively	41,002	46,896
Other current assets	11,253	9,218

Total current assets	52,526	67,542
Property and equipment, net	24,214	24,147
Goodwill	23,876	23,876
Other intangible assets, net	12,688	15,035
Deferred taxes	5,748	3,072
Other assets	481	921

	$119,533	$134,593

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$313	$389
Accounts payable	3,544	4,046
Accrued payroll and related items	15,048	18,367
Income taxes payable	16,629	17,952
Accrued liabilities	8,481	11,107

Total current liabilities	44,015	51,861

Long-term debt, less current maturities	—	313
Other liabilities	1,355	1,689
Commitments and contingencies	—	—
Shareholders' equity
Common Shares, $0.01 par value per share; Authorized 200,000,000 shares; Issued 49,695,699 shares in 2004 and 2005	497	497
Additional paid-in capital	99,598	99,620
Accumulated deficit	(24,912)	(18,413)
Accumulated other comprehensive income	(173)	(82)
Treasury shares: 241,045 and 254,107 shares, respectively, at cost	(847)	(892)

Total shareholders' equity	74,163	80,730

	$119,533	$134,593

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands, except share data)

	Common Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Treasury Shares	Share Holders' Equity
Balance, December 30, 2001	49,695,699	$497	$100,227	$(28,946)	$(1,393)	$(2,388)	$67,997
Net income	—	—	—	6,194	—	—	6,194
Total other comprehensive income	—	—	—	—	1,393	—	1,393

Total comprehensive income	—	—	—	—	—	—	7,587
Exercise of employee stock options, including related income tax benefits	—	—	(134)	—	—	999	865
Issuance of Treasury Shares through employee stock purchase plan	—	—	(179)	—	—	381	202
Stock option and warrant transactions	—	—	(536)	—	—	—	(536)
Principle owner compensation contribution	—	—	312	—	—	—	312

Balance, December 29, 2002	49,695,699	497	99,690	(22,752)	—	(1,008)	76,427
Net income	—	—	—	4,339	—	—	4,339
Total other comprehensive loss	—	—	—	—	(82)	—	(82)

Total comprehensive income	—	—	—	—	—	—	4,257
Exercise of employee stock options, including related income tax benefits	—	—	(3)	—	—	16	13
Issuance of Treasury Shares through employee stock purchase plan	—	—	(114)	—	—	147	33
Reclassification	—	—	47	—	—	(47)	—

Balance, December 28, 2003	49,695,699	497	99,620	(18,413)	(82)	(892)	80,730
Net loss	—	—	—	(6,499)	—	—	(6,499)
Total other comprehensive loss	—	—	—	—	(91)	—	(91)

Total comprehensive loss	—	—	—	—	—	—	(6,590)
Exercise of employee stock options, including related income tax benefits	—	—	(22)	—	—	45	23

Balance, January 2, 2005	49,695,699	$497	$99,598	$(24,912)	$(173)	$(847)	$74,163

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Operating Activities:
Net income (loss)	$(6,499)	$4,339	$6,194
Depreciation and amortization	11,055	12,015	15,984
Deferred income taxes	(3,394)	937	(197)
Non-cash restructuring charges	75	107	2,796
Tax effect of stock option exercises	—	—	228
Asset impairment charges	2,200	420	1,005
Changes in operating assets and liabilities
Receivables	5,894	4,612	12,988
Recoverable income taxes	(89)	78	1,377
Other current assets	(1,289)	1,531	(71)
Accounts payable	(502)	419	(998)
Accrued payroll and related items	(3,319)	(1,267)	(3,389)
Income taxes payable	(1,323)	12,768	5,184
Accrued liabilities	(2,629)	(1,176)	2,081
Other assets and liabilities	310	(757)	406

Net cash provided by operating activities	490	34,026	43,588
Investing Activities:
Purchase of property and equipment, net of disposals	(11,206)	(8,348)	(6,494)

Net cash used by investing activities	(11,206)	(8,348)	(6,494)
Financing Activities:
Payments on long-term debt	(389)	(1,326)	(72,440)
Borrowings (payments) under revolving credit facility	—	(27,500)	27,500
Unutilized gain on swap agreement	—	—	1,393
Financing costs	(75)	—	(761)
Stock option and warrant transactions including related income tax benefits	23	46	531

Net cash used by financing activities	(441)	(28,780)	(43,777)

Net Decrease in Cash and Cash Equivalents	(11,157)	(3,102)	(6,683)
Cash and Cash Equivalents:
Beginning of year	11,428	14,530	21,213

End of year	$271	$11,428	$14,530

Supplemental Disclosures:
Cash flow information:
Cash payments for interest	$385	$817	$6,279
Cash payments for income taxes	$225	$—	$280
Income tax refund received	$—	$11,618	$—

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as otherwise indicated)

1.    Summary of Significant Accounting Policies and Estimates

Description of Business

        APAC Customer Services, Inc. and its subsidiaries (collectively "APAC Customer Services", "APAC" or "The Company") is a leading provider of customer interaction solutions for market leaders in the communications, financial services, health care, logistics, publishing, insurance and travel and hospitality industries. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 6,900 workstations in 24 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service. The Company consists of a single operating segment that offers customer interaction solutions to its clients.

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

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

Revenue recognition

        The Company recognizes customer services revenue as services are performed for our clients. Client contracts generally require that clients be billed for the Company's services on the basis of time spent by Company representatives providing services. The Company's services are also increasingly priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is generally subject to varying client performance standards, such as average handle time, occupancy rate, abandonment rate and sales per hour. The Company's performance against such standards may provide bonus opportunities or conversely may subject the Company to penalties, which are recognized as earned or incurred.

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

        The balances of these accounts at January 2, 2005, and December 28, 2003, were:

	2004	2003
Group Health Insurance	$2,512	$3,175
Workers Compensation	3,122	3,097

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

Fiscal Year

        The Company operates on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented except for fiscal 2004, which ended January 2, 2005, are 52 weeks. The fiscal year ended January 2, 2005 is 53 weeks. The effect of the additional week in fiscal 2004 was to increase revenues, and gross profit by $4,116 and $87, respectively and increase operating loss by $336.

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

Long-Lived Assets

        Property and Equipment.    Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for building and leasehold improvements, 3 to 7 years for telecommunications equipment, and 3 to 7 years for workstations and office equipment. Total depreciation expense for property and equipment for fiscal 2004, 2003 and 2002 was $6,830, $7,771 and $11,337, respectively.

        Capitalized Software.    The Company capitalizes certain costs related to the purchase and installation of computer software for internal use. Amortization is provided on a straight-line basis over estimated useful lives ranging up to 3 years. Amortization of capitalized software costs for fiscal 2004, 2003 and 2002 was $1,902, $1,897 and $2,300, respectively.

        Goodwill.    As of January 2, 2005, the Company had $23,876 of goodwill. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized.

        Under SFAS No. 142, the Company is required to test all existing goodwill for impairment at least annually. The Company's policy is to test goodwill for impairment as of the end of the fiscal year. The Company tested the goodwill for impairment as of January 2, 2005, resulting in no impairment being recorded.

        Intangible Assets.    The identifiable intangible asset of the Company represents acquired customer relationships with a gross carrying value of $28,493 and accumulated amortization of $15,805 and $13,458 as of fiscal year 2004 and 2003, respectively. Under the provisions of SFAS No. 142, identifiable intangible assets with finite lives are amortized. The customer relationship intangible asset has been amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization of intangible assets for fiscal 2004, 2003 and 2002 was $2,347 per year. Annual amortization expense is expected to be $2.3 million for fiscal 2005 through 2009 and $1.0 million in fiscal 2010.

        Under the provisions of SFAS No. 142, the Company evaluates the remaining useful life of the customer relationships balance at each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. Based on the Company's evaluation, no changes were made to the amortization period.

Financial Information About Industry Segments

        The Company operates its business in a single operating segment as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Accounting for Stock-Based Compensation

        For stock-based employee compensation plans, described in more detail in Note 11, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options issued to employees when the option price equals or exceeds the fair market value of the Company's Common Shares at the date of grant. Stock-based compensation expense for non-employees is recognized in accordance with SFAS No. 123 "Accounting for Stock Based Compensation."

        The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	2004	2003	2002
Net income (loss) as reported	$(6,499)	$4,339	$6,194
Less—compensation expense on stock options, net of income tax benefit	(1,381)	(3,206)	(3,068)

Net income (loss) pro forma	$(7,880)	$1,133	$3,126

Earnings (loss) per share—basic
As reported	$(0.13)	$0.09	$0.13

Pro forma	$(0.16)	$0.02	$0.06

Earnings (loss) per share—diluted
As reported	$(0.13)	$0.09	$0.13

Pro forma	$(0.16)	$0.02	$0.06

New Accounting Pronouncements

        In the fourth quarter of 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), or SFAS No. 123R, "Share-Based Payment", which replaces SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25 ("APB"), "Accounting for Stock Issued to Employees." SFAS No. 123R establishes accounting standards for equity instruments that an entity exchanges for goods or services. It also addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for share-based payment transactions as it relates to employee services. SFAS No. 123R requires a public entity to measure an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). If an employee terminates before the vesting period expires, any compensation cost recognized to date for that individual's equity instrument is reversed at the date of termination. The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

        SFAS No. 123R eliminates the option to use ABP Opinion 25's intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. Under ABP Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No 123 also required pro forma disclosure showing the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of Statement No. 123. After a phase-in period for Statement No. 123R, this type of disclosure will no longer be allowed.

        Alternative phase-in methods are allowed under Statement No. 123R, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet determined the phase-in method, however, it believes that the phase-in method will have a material effect on the Company's Consolidated Statement of Operations or Balance Sheet.

2.    Comprehensive Income

        Comprehensive income (loss) for fiscal 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Net income (loss)	$(6,499)	$4,339	$6,194
Unrealized gain on swap agreement(1)	—	—	1,393
Foreign currency translation loss(2)	(91)	(82)	—

Total Comprehensive income (loss)	$(6,590)	$4,257	$7,587

(1)
Other comprehensive income in fiscal 2002 represented the change in the unrealized gain on a swap agreement. This swap agreement was terminated in December 2002 when the Company refinanced its debt and repaid the term loan related to the swap agreement.

(2)
The foreign currency translation loss in fiscal 2004 and 2003 relates to the impact of a change in exchange rates on net assets located outside of the United States.

3.    Significant Clients

        The Company's ten largest clients collectively accounted for 69.5% of the Company's net revenue in fiscal 2004. The Company's clients that were each responsible for 10.0% or more of the Company's net revenues accounted for 37.2%, 38.8% and 43.0%, respectively, of the Company's consolidated net revenue in fiscal 2004, 2003 and 2002.

	Percent of Revenue
	2004	2003	2002
T-Mobile USA	12.3%	10.4%	8.0%
Citigroup Inc.	10.6	7.9	10.8
United Parcel Services, Inc.	10.0	7.8	12.6
Comcast Cable Communications, Inc.(1)	4.3	12.7	11.6

Total	37.2%	38.8%	43.0%

        Accounts receivable related to these significant clients as a percentage of net receivables at the end of fiscal 2004 and 2003, respectively, were:

	Percent of Net Receivables
	2004	2003
Citigroup Inc	16.7%	6.2%
T-Mobile USA	13.6	11.5
United Parcel Services, Inc	5.2	3.8
Comcast Cable Communications, Inc	4.1	20.9

Total	39.6%	42.4%

(1)
Percentages for 2002 revenues relate to services performed for AT&T Broadband, which was acquired at the end of 2002 by Comcast.

4.    Supplemental Balance Sheet Data

Consolidated Balance Sheet	January 2, 2005	December 28, 2003
Deferred tax assets	$6,202	$5,484
Prepaid expenses	4,390	3,425
Non-trade receivables	397	134
Refundable income taxes	264	175

Other current assets	$11,253	$9,218

Building and leasehold improvements	$26,618	$27,639
Telecommunications equipment	44,208	46,819
Workstations and office equipment	15,783	15,212
Capitalized software	17,958	16,431
Construction in progress	3,648	4,416
Accumulated depreciation and amortization	(84,001)	(86,370)

Property and equipment, net	$24,214	$24,147

Accrued workers compensation	$3,122	$3,097
Restructuring charges	391	2,706
Accrued professional fees	1,007	795
Accrued property tax	752	741
Telecommunications expenses	523	573
Accrued relocation	400	607
Other accrued liabilities	2,286	2,588

Accrued liabilities	$8,481	$11,107

5.    Restructuring and Other Charges/Asset Impairment Charges

        The Company recorded $2.0 million of restructuring charges in fiscal 2004 related to the closure of three Customer Interaction Centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $1.5 million resulting from the elimination of 46 administrative and support positions and $0.5 million for the write down of property and lease termination and other costs. Cash charges totaling $1.5 million relating to the restructuring have been paid through January 2, 2005. The remaining $0.3 million of cash charges, primarily related to severance costs, are payable over the next two years. Restructuring and other charges also include the reversal of $0.2 million of prior year charges, which were not utilized.

        The Company recorded $3.4 million of restructuring charges in fiscal 2003 related to the closure of five Customer Interaction Centers and the elimination of certain administrative and support positions. These charges included severance costs of $2.8 million resulting from the elimination of 164 employees, $0.1 million for the write down of property and $0.5 million of lease termination and other costs. Cash charges totaling $2.8 million relating to the restructuring have been paid through January 2, 2005. The remaining $0.3 million of cash charges, primarily related to severance costs, will be payable over the next two years.

        In fiscal 2002, the Company closed a total of sixteen Customer Interaction Centers and transitioned one center under a facility management contract. As a result, the Company recorded restructuring charges of $8.3 million which included $2.6 million of employee severance costs related to approximately 900 employees, $2.9 million for the write-down of property and equipment and $2.8 million of lease termination and other costs. In fiscal 2003, $0.1 million of this amount, which was not utilized, was reversed into income in restructuring charges. The cash charges totaling $5.4 million relating to the restructuring have all been paid as of January 2, 2005. Other charges of $0.1 million associated with other center downsizings were also recorded in fiscal 2002.

        The Company also recorded $2.2 million of asset impairment charges during fiscal 2004 relating to the write-off of unutilized software and telecommunications equipment. Fiscal 2003 asset impairment charges of $0.4 million related to the write-off of certain software licenses and computer hardware. Asset impairment charges of $1.0 million in fiscal 2002 primarily related to the write off of telecommunications equipment and IT software.

        Following is a summary of the fiscal 2004 year-to-date activity in the reserves established in connection with the Company's restructuring initiatives:

	2004
	Balance December 28, 2003	Charges (Reversals)	Asset Write-down	Cash Payments	Balance January 2, 2005
2002 Restructuring Initiatives
Employee severance costs	$112	$(42)	$—	$(70)	$—
Lease obligations and other	1,261	21	—	(1,270)	12
2003 Restructuring Initiatives
Employee severance costs	1,295	(142)	—	(851)	302
Write down of property and equipment	48	24	(72)	—	—
Lease obligations and other	337	(26)	—	(307)	4
2004 Restructuring Initiatives
Employee severance costs	—	1,493	—	(1,233)	260
Write down of property and equipment	—	218	(218)	—	—
Lease obligations and other	—	327	—	(262)	65

Total	$3,053	$1,873	$(290)	$(3,993)	$643

6.    Income Taxes

        The provision (benefit) for income taxes for fiscal 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002
Current provision (benefit)	$(729)	$1,101	$3,415
Deferred provision (benefit)	(3,394)	937	(197)

Total provision (benefit) for income taxes	$(4,123)	$2,038	$3,218

        A reconciliation of the statutory federal income tax expense (benefit) to the actual effective income tax expense (benefit) for fiscal 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Statutory tax expense (benefit)	$(3,718)	$2,232	$3,294
State taxes, net of Federal benefit and state credits	(446)	191	329
Work Opportunity Tax credit	—	(792)	(800)
Other(1)	41	407	395

Actual tax expense (benefit)	$(4,123)	$2,038	$3,218

(1)
Represents the effect of other permanent differences utilized in the calculation of taxable income.

        The significant components of deferred income tax assets and liabilities are as follows:

	January 2, 2005	December 28, 2003
Deferred tax assets:
Net operating loss carryforward(1)	$6,141	$—
Self-insurance related costs	2,208	2,278
Depreciation	1,425	2,674
Payroll related items	928	922
Allowance for doubtful accounts	860	932
Acquisition-related costs	400	395
Restructuring charge	252	1,160
Other	622	746

Total deferred tax assets	12,836	9,107

Deferred tax liabilities:
Goodwill and intangibles	718	306
Other	168	245

Total deferred tax liabilities	886	551

Net deferred tax assets	$11,950	$8,556

(1)
The net operating loss carryforward will expire in fiscal 2024. Management believes that sufficient book and taxable income will be available to realize the benefit of the deferred tax asset.

        In October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years' taxable income a $48.1 million loss reported on its 2002 tax return, which is currently being audited. This loss resulted from the Company taking a $59.9 million deduction to write-off, for tax purposes, its remaining investment in ITI Holdings, Inc. (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years). The total combined liquidity benefit to the Company from this deduction could be as much as $20.9 million, which includes the $11.6 million cash tax refund, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in current and future periods. The potential income statement benefit of this deduction will not be recognized and the associated income tax liability eliminated until the Company believes it is probable the deduction will not be successfully challenged.

7.    Long-Term Debt

        Long-term debt consisted of the following:

	January 2, 2005	December 28, 2003
Capital leases, payable monthly at 8.25% average rate, final payment due September 2005	$313	$702

Total long-term debt	313	702
Less—current maturities	313	389

Long-term debt, net	$—	$313

        As of January 2, 2005, the carrying value of future debt obligations reasonably approximates their fair value and the principal payments of long-term debt are due as follows:

2005	$313

Total payments	$313

        On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") replacing the previous Amended and Restated Credit Facility. Under the terms of the Credit Agreement, the Company has a revolving credit facility, which expires in December 2005. The facility initially provided $65.0 million of total credit availability, which was gradually reduced to $57.5 million as of September 26, 2004. Availability was also reduced by outstanding borrowings and any outstanding letters of credit.

        The Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company. Under the terms of the Credit Agreement, the Company is also required to maintain certain financial covenants which limit the Company's ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and to make certain restricted payments.

        Borrowings under the Credit Agreement incur a floating interest rate usually based on the LIBOR index rate, although the Company has the option of using an alternate base rate defined in the agreement. In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as quarterly fees on the outstanding letters of credit.

        On October 26, 2004, the Credit Agreement was amended, reducing the size of the revolver to $50 million. Under terms of the amendment, availability will vary monthly based on the level of eligible receivables at the end of the preceding month. As of January 2, 2005, there were no outstanding borrowings under the facility and approximately $3.2 million was utilized through the issuance of standby letters of credit primarily to support self-insurance reserves. Total available borrowing capacity at January 2, 2005, was $25.2 million based on the eligible receivables at the end of the preceding month.

        The Company is currently engaged in discussions with its banks to secure a new multi-year credit facility to meet its expected liquidity needs.

        For fiscal 2004, 2003 and 2002, $0.3 million, $0.2 million and $0.7 million, respectively, of debt issuance costs were amortized, including $0.4 million of costs which were written off upon termination of a previous credit facility in December of 2002.

        In October 2004, the Company paid $0.1 million of financing fees related to the amendment to the Credit Agreement.

        In December 2002, the Company paid $0.8 million of fees and expenses in connection with securing the Credit Agreement, which are being amortized over the three-year term of the Credit Agreement. Approximately $0.5 million of these fees were amortized in fiscal 2004 and 2003.

8.    Commitments and Contingencies

Lease Commitments

        The Company leases its Customer Interaction Centers, administrative offices and certain equipment. Rent expense for fiscal 2004, 2003, and 2002 was $8,693, $9,404 and $10,958, respectively.

        Minimum future rental payments, including common area maintenance commitments, at January 2, 2005, are as follows:

Operating Leases
2005	$8,318
2006	6,839
2007	4,258
2008	2,328
2009	—

Total payments	$21,743

Telecommunications Commitments

        The Company has contracts with its telecommunications providers that require certain minimum usage each year of the contract. At January 2, 2005, the commitments under these contracts were $4,950 and $6,500 for fiscal 2005 and 2006, respectively.

Legal Proceedings

        In December of 2000, the Company entered into a contract with Apogee Enterprises, Inc. to provide call center services and to develop software applications supporting those services for its Harmon Glass Solutions division ("Harmon"). Apogee sold Harmon to the Dwyer Group in 2004. The Company's revenues under this contract in fiscal 2003 and 2004 were $5.1 million and $1.9 million, respectively. Disputes and claims under this contract are the subject of an arbitration proceeding filed on April 8, 2004, with the American Arbitration Association. Harmon has alleged that the Company breached its obligations under the contract thereby damaging Harmon's business. The Company contends that it has performed its obligations under the contract, and claims that Harmon has breached the contract and owes the Company damages and a termination fee as provided for in the contract. The Company intends to vigorously assert its claims and defenses. However, given the preliminary nature of this matter and the uncertainties inherent in any litigation, it is not possible to predict the outcome of this proceeding and there can be no assurance that the Company will be successful or that an adverse outcome would not be material.

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

Training Bonds

        At the end of the 2004, 2003 and 2002 fiscal years, the Company had guaranteed the repayment of approximately $242, $290 and $358, respectively, of the remaining outstanding community college bond obligations, which were issued in connection with various job-training agreements. At January 2, 2005, the Company estimates that the deposits made into escrow will be adequate to cover the cost of the maturing bonds.

9.    Shareholders' Equity

        The authorized capital stock of APAC Customer Services, Inc. consists of (a) 200 million Common Shares, $.01 par value per share, of which 49,695,699 were issued as of January 2, 2005, and (b) 50 million Preferred Shares, $.01 par value per share, of which no shares have been issued. In fiscal 2004, 13,062 treasury shares were issued through the Company's stock option plan. In fiscal 2003, 46,224 treasury shares were issued through the Company's employee stock purchase plan and the Company's stock option plan. Effective March 31, 2003, the Employee Stock Purchase Plan was suspended.

10.    Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share:

	2004	2003	2002
Thousands, except per share data
Net income (loss)(1)	$(6,499)	$4,339	$6,194
Weighted average common shares outstanding	49,453	49,436	49,244

Earnings (loss) per share—basic	$(0.13)	$0.09	$0.13

Dilutive effect of stock options	—	25	171
Weighted average common and common equivalent shares outstanding	49,453	49,461	49,415

Earnings (loss) per share—diluted	$(0.13)	$0.09	$0.13

(1)
Net income (loss) is the same for purposes of calculating basic and diluted EPS.

        In each period, certain options were excluded from the computation of diluted earnings per share because they would have been antidilutive. At January 2, 2005, December 28, 2003, and December 29, 2002, options to purchase 5.4 million, 4.9 million and 3.3 million common shares, at prices ranging from $1.55 to $38.13, $2.75 to $38.13 and $3.44 to $38.13 per share, respectively, were excluded from the 2004, 2003 and 2002 calculations, respectively.

11.    Equity Instruments

Stock Options

        Under the Second Amended and Restated 1995 Incentive Stock Plan (the "Plan"), directors, officers, key employees and non-employee consultants may be granted nonqualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, all as determined by a committee of the Board of Directors or by the full board in the case of non-employee directors. A total of 11.8 million shares have been authorized for grant under the Plan. At January 2, 2005, 5.1 million shares were available for future issuance under the Plan. The exercise price of incentive stock options granted may not be less than 100% of the fair market value of the Common Shares at the date of grant. The exercise price of non-qualified stock options granted may not be less than 85% of the fair market value of the Common Shares at the date of grant. Options under the Plan expire at periods between 5 and 10 years after date of grant.

        For fiscal 2002, non-employee directors received annual grants of 20,000 non-qualified stock options. In addition, the Company provided attendance grants for the non-employee directors. For each meeting, 1,000 options were awarded for attendance and 500 options were awarded for participation by telephone. Committee chairs also received an annual grant of 5,000 options and other committee members received an annual grant of 2,500 options. The exercise price of the directors' options granted was equal to the fair market value of the Common Shares at the date of grant.

        Effective in the third quarter of fiscal 2003, the option program for non-employee directors was revised. Each director receives four quarterly grants of an equal number of shares. The number of shares granted is determined once each year by dividing $90 by the average fair market value of the stock for the previous year. The exercise price is the market price on the date of the grant. In fiscal 2004, non-employee directors received an aggregate 161,619 options. Stock option activity under the Company's Executive Plan and Incentive Stock Plan, for fiscal 2004, 2003 and 2002 is as follows:

Description	Shares	Price Range	Weighted Average Exercise Price
Outstanding as of December 30, 2001	6,033,236	$0.97-$38.13	$4.90
Granted	2,031,937	$1.75-$ 5.64	$3.36
Exercised	(284,293)	$0.97-$ 5.00	$3.04
Canceled	(1,553,165)	$1.72-$13.44	$4.33

Outstanding as of December 29, 2002	6,227,715	$1.59-$38.13	$4.63
Granted	2,011,360	$2.31-$ 2.99	$2.75
Exercised	(4,600)	$2.34-$ 2.98	$2.90
Canceled	(2,514,306)	$1.75-$11.63	$3.95

Outstanding as of December 28, 2003	5,720,169	$1.59-$38.13	$4.27
Granted	1,207,119	$1.55-$ 3.03	$2.44
Exercised	(13,062)	$1.59-$ 2.90	$1.79
Canceled	(1,511,243)	$1.59-$ 7.94	$3.94

Outstanding as of January 2, 2005	5,402,983	$1.55-$38.13	$3.96

Stock options exercisable at January 2, 2005	3,097,937	$1.65-$38.13	$4.83

        The weighted average fair market value of options granted in fiscal 2004, 2003 and 2002 was $1.50, $1.16 and $2.47 per share, respectively.

        The following table summarizes information concerning stock options outstanding as of January 2, 2005:

	Exercise Price Ranges			Total
	$1.55-$3.00	$3.01-$8.00	$8.01-$38.13	$1.55-$38.13
Outstanding as of January 2, 2005	3,461,796	1,611,633	329,554	5,402,983
Remaining term	7.62	4.83	4.32	6.59
Weighted Average Exercise Price	$2.63	$5.07	$12.41	$3.96
Exercisable as of January 2, 2005	1,379,884	1,415,999	302,054	3,097,937
Weighted Average Exercise Price	$2.77	$5.19	$12.55	$4.83

        The Company applies APB No. 25 in accounting for the stock option plans above. No compensation expense has been recognized for stock options when the option price equals or exceeds the fair market value at date of grant. In order to calculate the pro forma information included in Note 1, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model. Assumptions include no dividend yield, risk-free interest rates ranging from 4% to 7%, expected volatility ranging between 45% and 90%, and an expected term ranging from 7 years to 10 years. Pro forma results of operations for fiscal years 2004, 2003 and 2002, which reflect the adjustment to compensation expense to account for stock options in accordance with SFAS No. 123, are included in Note 1 "Accounting for Stock-Based Compensation."

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

12.    Benefit Plans

        In October 1995, the Company adopted a 401(k) savings plan. Employees, meeting certain eligibility requirements as defined therein, may contribute up to 15% of pretax gross wages, subject to certain restrictions. The Company also sponsors a non-qualified retirement plan ("Select Plan") for senior employees. Those employees meeting the eligibility requirements as defined therein may contribute up to 25% of their base wages across the 401(K) plan and the Select Plan, subject to certain restrictions. The Company makes matching contributions of 50% of the first 6% of an employee wages contributed to these plans. Company matching contributions vest 20% per year over a five-year period. For fiscal 2004, 2003 and 2002, the Company made matching contributions to the plan of $641, $1,032 and $1,128, respectively.

        In fiscal 1996, stockholders of the Company adopted an employee stock purchase plan. The plan is administered by the compensation committee and permits eligible employees to purchase an aggregate of 600,000 Common Shares at 85% of the lesser of the current market closing price of the Company's Common Shares at the beginning or end of a quarter. Employees may annually purchase Common Shares up to the lesser of 15% of their gross wages or $25. Effective March 31, 2003, the Board of Directors suspended this plan due to the lack of availability of shares for purchases. During fiscal 2003 and 2002, 41,624 and 108,737 Common Shares, respectively, were issued to employees under this plan.

13.    Related Party Transactions

        In fiscal 2004 and 2003, the Company paid $28 and $99, respectively, for the cost of sporting event tickets and catering costs to an entity which is wholly owned by Theodore G. Schwartz, the Chairman of the Board of Directors of the Company and his wife. The amounts paid to this entity represent the actual costs incurred by this entity to purchase such items.

        The Company has a $163 investment in 2001 Development Corporation, a community-oriented economic development company in Cedar Rapids, Iowa, of which Mr. Tom Collins is the President. Mr. Collins is also a member of the Board of Directors of the Company. As share ownership in 2001 Development Corporation is limited to corporations doing business in Cedar Rapids, Mr. Collins owns no interest in 2001 Development Corporation.

        During fiscal 2003, the Company purchased $11 of services from Form and Function Consulting. Robert Bernard, Chairman and CEO of Form and Function, is a member of the Board of Directors of the Company.

        In fiscal 2004 and 2003, the Company provided $830 and $3,972, respectively, of customer interaction solutions to Sears, Roebuck and Co. ("Sears"). In fiscal 2003, the Company purchased $8 of services from Sears. Paul Liska, who was the Executive Vice President and President, Credit and Financial Products for Sears, was a member of the Board of Directors of the Company until May 28, 2004.

14.    Quarterly Data (Unaudited)

        The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal 2004 and 2003 (in thousands except share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal year ended January 2, 2005:
Net revenue	$71,404	$68,006	$64,626	$69,203	$273,239
Operating loss	(2,506)	(1,295)	(3,560)	(3,002)	(10,363)
Net loss	(1,653)	(764)	(2,278)	(1,804)	(6,499)
Net loss per share:	$(0.03)	$(0.02)	$(0.05)	$(0.04)	$(0.13)
Fiscal year ended December 28, 2003:
Net revenue	$86,197	$82,084	$79,658	$74,913	$322,852
Operating Income	3,773	2,520	288	827	7,408
Net income	2,120	1,374	290	555	4,339
Net income per share:	$0.04	$0.03	$0.01	$0.01	$0.09

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

Item 9A.    Controls and Procedures

  Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

  Inherent Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any within the Company have been detected.

        These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of APAC Customer Services, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that APAC Customer Services, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the criteria established in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2005 of the Company and our report dated March 1, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 1, 2005

Item 9B.    Other Information

        On March 10, 2005, Mr. Samuel K. Skinner indicated his desire not to stand for re-election to the Board of Directors of the Company. Mr. Skinner will remain on the Board until June 3, 2005, the date of the Annual Meeting of Shareholders of the Company.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption "Executive Officers of Registrant") is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2005, under the caption "Election of Directors," which information is incorporated herein by reference.

        The Company has adopted a financial code of ethics that applies to our Chief Executive Officer and Senior Financial Officers. This financial code of ethics is posted on the Company's website. The Internet address for the Company's website is http://www.apaccustomerservices.com, and the financial code of ethics may be found in the Investor Relations portion of that website. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

        Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2005, which information is hereby incorporated by reference.

Item 11.    Executive Compensation

        Information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2005, under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)
Information concerning the security ownership of certain beneficial owners as of March 14, 2005, is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2005, under the caption "Ownership of More Than 5% of APAC Stock," which information is hereby incorporated by reference.

(b)
Information concerning security ownership of management as of March 14, 2005, is set forth under the caption "Stock Ownership—Directors and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2005, which information is hereby incorporated by reference.

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

        The following table summarizes the number of Common Shares under the Company's equity compensation plans as of January 2, 2005.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	5,402,983	$3.96	5,053,019	(2)

(1)
Includes the following equity compensation plans: Second Amended and Restated 1995 Incentive Stock Plan and Employee Stock Purchase Plan, which was suspended effective March 31, 2003.

(2)
Represents 5,030,295 shares remaining for issuance under the Second Amended and Restated 1995 Incentive Stock Plan and 22,724 shares remaining for issuance under the Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2005, under the caption "Certain Transactions," which information is hereby incorporated by reference.

Item 14.    Principal Accounting Fees and Services

        Information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2005, under the caption "Independent Public Accountants," which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)1.    Financial Statements

        The following financial statements of the Company are included in Part II, Item 8:

    (i)
    Report of Independent Registered Public Accounting Firm

    (ii)
    Consolidated Balance Sheets as of January 2, 2005, and December 28, 2003

    (iii)
    Consolidated Statements of Operations for the Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

    (iv)
    Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

    (v)
    Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

    (vi)
    Notes to Consolidated Financial Statements

     2.    Financial Statement Schedule

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

(b)   Exhibits

        The response to this portion of Item 15 is submitted as a separate section of this document. See Item 15(a)3 above.

(c)   Financial Statement Schedules

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
Dated: March 16, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THEODORE G. SCHWARTZ* Theodore G. Schwartz	Chairman of the Board of Directors	March 16, 2005
/s/ ROBERT J. KELLER* Robert J. Keller	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2005
/s/ MARC T. TANENBERG Marc T. Tanenberg	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005
/s/ KENNETH R. BATKO Kenneth R. Batko	Vice President and Controller (Principal Accounting Officer)	March 16, 2005
/s/ ROBERT F. BERNARD* Robert F. Bernard	Director	March 16, 2005
/s/ THOMAS M. COLLINS* Thomas M. Collins	Director	March 16, 2005
/s/ JOHN W. GERDELMAN* John W. Gerdelman	Director	March 16, 2005
/s/ JOHN J. PARK* John J. Park	Director	March 16, 2005
/s/ SAMUEL K. SKINNER* Samuel K. Skinner	Director	March 16, 2005

*
Marc T. Tanenberg, as attorney in fact for each person indicated.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(b)	Deductions(a)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 29, 2002	$3,956	$833	$—	$1,400	$3,389
Year ended December 28, 2003	3,389	500	—	1,438	2,451
Year ended January 2, 2005	2,451	(200)	—	58	2,193
Accrued restructuring charge:
Year ended December 29, 2002	1,500	7,396	—	6,746	2,150
Year ended December 28, 2003	2,150	2,891	1,078	3,413	2,706
Year ended January 2, 2005	2,706	1,766	202	4,283	391

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
3.2
Certificate of Amendment of the Amended and Restated Bylaws of APAC Customer Services, Inc. as amended March 10, 2004, incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended March 28, 2004.
4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
*10.1	Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended July 2, 2000.
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
*10.4
Third Amendment to the Second Amended and Restated 1995 Incentive Stock Plan incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended March 28, 2004.
*10.5	Form of Stock Option Agreement, incorporated by reference to APAC Customer Services, Inc.'s Current Report on Form 8-K, dated February 8, 2005.
*10.6	Form of Option Agreement.
*10.7	Form of Director Option Agreement.
*10.8	APAC Customer Services, Inc. Retirement Plan for Senior Employees.
*10.9	Employment Agreement with Robert J. Keller dated March 10, 2004, incorporated by reference to APAC Customer Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.
*10.10	Employment Agreement with Linda R. Witte dated April 20, 1999, incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
*10.11	Employment Agreement with James M. McClenahan dated May 9, 2004, incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended June 27, 2004.
*10.12	Employment Agreement with Susan L. Menzel dated June 4, 2004, incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the Quarter ended June 27, 2004.
*10.13	Employment Agreement with Marc T. Tanenberg, incorporated by reference to APAC Customer Services, Inc. Annual Report on Form 10-K for the Fiscal Year ended December 30, 2001.

*10.14	Employment Agreement with Mark E. McDermott dated April 12, 2004.
*10.15
APAC Customer Services, Inc. Management Incentive Plan, as amended and restated on February 8, 2005, for fiscal period beginning on January 3, 2005, incorporated by reference to APAC Customer Services, Inc.'s Current Report on Form 8-K, dated February 8, 2005.
*10.16
Form of Management Incentive Plan Annual Award Agreement under Management Incentive Plan, incorporated by reference to APAC Customer Services, Inc.'s Current Report on Form 8-K, dated February 8, 2005.
*10.17
Form of Management Incentive Plan Long-Term Award Agreement under Management Incentive Plan, incorporated by reference to APAC Customer Services, Inc.'s Current Report on Form 8-K, dated February 8, 2005.
10.18
Revised Form of Employment Security Agreement between the Company and its Senior Management Team, incorporated by reference to APAC Customer Services, Inc.'s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000.
10.19	Amended and Restated Credit Agreement dated December 20, 2002, incorporated by reference to APAC Customer Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
10.20	First Amendment to the Amended and Restated Credit Agreement dated October 26, 2004, incorporated by reference to APAC Customer Services, Inc.'s Current Report on Form 8-K, dated October 27, 2004.
10.21	Registration Rights Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
10.22	Tax Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
21.1	Subsidiaries of APAC Customer Services, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of attorney executed by Theodore G. Schwartz, Robert F. Bernard, Thomas M. Collins, John W. Gerdelman, Robert J. Keller, John J. Park and Samuel K. Skinner.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management employment contracts or compensatory plans or arrangements.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
APAC CUSTOMER SERVICES, INC. SELECTED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
NEW ACCOUNTING PRONOUNCEMENTS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
APAC CUSTOMER SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, except per share data)
APAC CUSTOMER SERVICES, INC. CONSOLIDATED BALANCE SHEETS (In Thousands, except share data)
APAC CUSTOMER SERVICES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In Thousands, except share data)
APAC CUSTOMER SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
APAC CUSTOMER SERVICES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except as otherwise indicated)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 15. Exhibits and Financial Statement Schedule
SIGNATURES
Exhibit Index