Form 10-Q
period 2005-04-03
APAC CUSTOMER SERVICE INC
filed 2005-05-13
CIK 949297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 3, 2005

or

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

Yes ☒         No ☐

There were 49,454,654 common shares, $0.01 par value per share, outstanding as of May 12, 2005.

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands, except share data)

	April 3, 2005	January 2, 2005

Assets
Current assets:
Cash and cash equivalents	$110	$271
Accounts receivable, net	43,920	41,002
Other current assets	10,561	11,253
Total current assets	54,591	52,526

Property and equipment, net	24,513	24,214

Goodwill	23,876	23,876

Other intangible assets, net	12,101	12,688

Deferred taxes	8,345	5,748

Other assets	462	481
Total assets	$123,888	$119,533

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$5,511	$313
Accounts payable	3,656	3,544
Income taxes payable	17,608	16,629
Accrued payroll and related items	15,732	15,048
Accrued liabilities	8,217	8,481
Total current liabilities	50,724	44,015

Long-term debt, less current maturities	—	—

Other liabilities	1,342	1,355

Commitments and contingencies	—	—

Shareholders’ equity
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,695,699 shares issued at April 3, 2005, and January 2, 2005	497	497
Additional paid-in capital	99,598	99,598
Accumulated deficit	(27,294)	(24,912)
Accumulated other comprehensive loss	(132)	(173)
Treasury shares: 241,045 shares, at cost at April 3, 2005 and January 2, 2005	(847)	(847)
Total shareholders’ equity	71,822	74,163
Total liabilities and shareholders’ equity	$123,888	$119,533

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except  share data)

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004

Net revenue	$65,674	$71,404
Cost of services	58,974	60,130
Gross Profit	6,700	11,274

Operating expenses:
Selling, general and administrative expenses	9,861	10,819
Restructuring and other charges	277	851
Asset impairment charges	—	2,110
Total operating expenses	10,138	13,780
Operating loss	(3,438)	(2,506)

Interest expense, net	182	160

Loss before income taxes	(3,620)	(2,666)
Income tax benefit	(1,238)	(1,013)

Net loss	$(2,382)	$(1,653)

Net loss per share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

Weighted average number of shares outstanding:
Basic	49,455	49,447
Diluted	49,455	49,447

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004

Operating activities:

Net loss	$(2,382)	$(1,653)
Depreciation and amortization	2,871	2,720
Non-cash restructuring charges	15	47
Asset impairment charges	—	2,110
Deferred income taxes	(1,835)	(78)
Change in operating assets and liabilities	(1,444)	(5,156)
Net cash used by operating activities	(2,775)	(2,010)

Investing activities:

Purchases of property and equipment, net of disposals	(2,584)	(2,545)
Net cash used by investing activities	(2,584)	(2,545)

Financing activities:

Borrowings under revolving credit facility	5,300	—
Payments on long-term debt	(102)	(94)
Stock and warrant transactions	—	11
Net cash provided (used) by financing activities	5,198	(83)

Net change in cash and cash equivalents	(161)	(4,638)

Cash and cash equivalents:

Beginning balance	271	11,428

Ending balance	$110	$6,790

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars in thousands, except as otherwise indicated)

1.              Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen  week period ended April 3, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006.  The balance sheet at January 2, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For additional information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.  Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.

2.              Accrued Liabilities

The components of other accrued liabilities included in the consolidated condensed balance sheets are as follows:

	April 3, 2005	January 2, 2005

Accrued worker’s compensation	$3,254	$3,122
Accrued professional fees	889	1,007
Restructuring charges	695	391
Accrued relocation	494	400
Accrued property tax	492	752
Telecommunications expenses	487	523
Other	1,906	2,286
Total	$8,217	$8,481

3.              Intangible Assets

 The identifiable intangible assets of the Company represent acquired customer relationships with a gross carrying value of $28,493 and accumulated amortization of $16,392 and $15,805 as of April 3, 2005, and January 2, 2005, respectively.  Under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), identifiable intangible assets with finite lives are amortized.  The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization expense related to intangible assets as of April 3, 2005, and March 28, 2004, was $587. Annual amortization expense is expected to be $2.3 million for fiscal 2005 through 2009 and $1.0 million in fiscal 2010.

Under SFAS No. 142, the Company is required to test all existing goodwill and intangible assets for impairment at least annually.  The Company’s policy is to test goodwill for impairment as of the end of the fiscal year.

(Dollars in thousands, except per share data or as otherwise indicated)

(Unaudited)

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

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004

Net loss as reported	$(2,382)	$(1,653)
Less-compensation expense on stock options, net of income tax benefit	(286)	(420)
Net loss pro forma	$(2,668)	$(2,073)
Loss per share – basic
As reported	$(0.05)	$(0.03)
Pro forma	$(0.05)	$(0.04)
Loss per share – diluted
As reported	$(0.05)	$(0.03)
Pro forma	$(0.05)	$(0.04)

In order to calculate the pro forma information set forth above, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model.  Assumptions include no dividend yield, risk-free interest rates ranging from 4% to 7%, expected volatility ranging between 45% and 90%, and an expected life ranging from 7 years to 10 years.

5.              New Accounting Pronouncements

In the fourth quarter of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25 (“APB”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) establishes accounting standards for equity instruments that an entity exchanges for goods or services. It also addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for share-based payment transactions as it relates to employee services. SFAS No. 123(R) requires a public entity to measure the value of an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). If an employee terminates before the vesting period expires, any compensation cost recognized to date for that individual’s equity instrument is reversed at the date of termination. The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

SFAS No. 123(R)  eliminates the option to use ABP Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. Under ABP Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No 123 also required pro forma disclosure showing the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of Statement No. 123. After a phase-in period for Statement No. 123(R), this type of disclosure will no longer be allowed.

Although alternative phase-in methods are allowed under Statement No. 123(R), the Company has not yet determined the phase-in method it will use.  The Company believes that whatever phase-in method is selected, the adoption of SFAS No. 123(R) is likely to have a material effect on the Company’s results of operations and financial position. On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a rule that defers the required effective date of SFAS 123(R).  The SEC rule provides that Statement 123(R) is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first fiscal quarter after June 15, 2005 (as prescribed originally by the FASB Statement).

6.              Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive loss is as follows:

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004

Net loss	$(2,382)	$(1,653)
Foreign currency translation gain (loss)	41	(47)
Total comprehensive loss	$(2,341)	$(1,700)

Foreign currency translation gains and losses  relate to the impact of a change in exchange rates on net assets located outside of the United States.

7.              Legal Proceedings

The Company is a party to an arbitration proceeding with Apogee Enterprises, Inc. and Harmon Glass Solutions, which is described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

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

8.              Long Term Debt

On December 20, 2002, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) replacing the previous Amended and Restated Credit Facility.  Under the terms of the Credit Agreement, the Company has a revolving credit facility, which expires on December 20, 2005.  The facility initially provided $65.0 million of total credit availability which was gradually reduced to $57.5 million as of September 26, 2004.

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

The Company has received a waiver of certain financial covenants set forth in that agreement.  However, this waiver is conditional on the Company’s completing its refinancing. On April 18, 2005 the Company received a commitment from LaSalle Bank National Association to replace its current revolving credit agreement.  This new three-year $40 million revolving credit facility will be based on accounts receivable to determine borrowing capacity.  If this facility had been in place on April 3, 2005 the Company would have had approximately $26 million of borrowing capacity. The Company is currently in the process of negotiating the final terms of a definitive loan and security agreement that is expected to be completed by the end of May, 2005.  Although the Company believes the agreement will be signed, no assurance to that effect can be given.

9.              Restructuring and Other Charges/Asset Impairment Charges

The Company recorded $0.2 million of restructuring charges in the first quarter of fiscal 2005 related to the closure of one Customer Interaction Center. These charges included severance costs of $0.1 million and $0.1 million for the write down of property and lease termination and other costs. Cash charges totaling $0.1 million relating to the restructuring have been paid through April 3, 2005. The remaining $0.1 million of cash charges, primarily related to lease costs, are payable over the next year.  The Company also recorded $0.4 million of other severance charges during the first quarter of fiscal 2005, which were partially offset by a $0.3 million sales and use tax refund.

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

Following is a summary of the fiscal 2005 year-to-date activity in the reserves established in connection with the Company’s restructuring initiatives:

		2005
	January 2, 2005	Charges (Reversals)	Asset Write-down	Cash Payments	April 3, 2005

2002 Restructuring Initiatives
Lease obligations and other	$12	$—	$—	$(2)	$10

2003 Restructuring Initiatives
Employee severance costs	302	—	—	(40)	262
Lease obligations and other	4	—	—	—	4

2004 Restructuring Initiatives
Employee severance costs	260	—	—	(76)	184
Lease obligations and other	65	—	—	(47)	18

2005 Restructuring Initiatives
Employee severance costs	—	67	—	(39)	28
Write down of property and equipment	—	15	—	—	15
Lease obligations and other	—	95	—	(20)	75
Total	$643	$177	$—	$(224)	$596

10.       Income Taxes

The Company accounts for income taxes using the asset and liability approach.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Valuation allowances are recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future.  The Company records a reserve for tax contingencies until management believes it is probable that the deductions giving rise to these contingencies will not be successfully challenged.  The Company’s effective income tax rate is 34.2% and 38.0% for the three months ended April 3, 2005, and March 28, 2004, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a leading provider of customer interaction solutions for market leaders in the communications, financial services, health care, logistics, publishing, insurance and travel and hospitality industries. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. The Company operates and manages approximately 6,800 workstations in 23 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service.  The Company consists of a single operating segment that offers customer interaction solutions to its clients.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

The following table sets forth the Consolidated Condensed Statements of Operations data as a percent of net revenue for  the thirteen week periods ended April 3, 2005, and March 28, 2004, respectively.

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004

Net revenues	100.0%	100.0%
Cost of services	89.8	84.2
Gross Profit	10.2	15.8

Operating expenses:
Selling, general and administrative expenses	15.0	15.2
Restructuring and other charges	.4	1.2
Asset impairment charges	—	2.9
Total operating expenses	15.4	19.3
Operating income (loss)	(5.2)	(3.5)

Interest expense, net	.3	.2

Loss before income taxes	(5.5)	(3.7)
Income tax benefit	(1.9)	(1.4)

Net loss	(3.6)%	(2.3)%

Comparison of Results of Operations for the thirteen weeks ended April 3, 2005, and March 28, 2004

Net revenue decreased 8.0% to $65.7 million in the first quarter of fiscal 2005 from $71.4 million in the same period of fiscal 2004, a decrease of $5.7 million. The revenue decline from the first quarter of fiscal 2004 is primarily attributable to lower revenue rates in response to competitive pressure and reduced customer acquisition volumes related to customer cutbacks in marketing programs.

Cost of services decreased $1.1 million in the first quarter of fiscal 2005, or 1.9%, to $59.0 million from $60.1 million in the same period of fiscal 2004. This decrease is primarily due to a reduction in cost of services resulting from lower direct costs associated with the decline in revenue partially offset by increased training and information technology costs.

Gross profit margins decreased to 10.2% in the first three months of fiscal 2005 versus 15.8% in the comparable period of fiscal 2004.  This decrease is principally due to the effect of lower revenue rates as previously discussed, lower capacity utilization, higher labor costs, and operational improvement initiatives.

Selling, general and administrative expenses decreased to $9.9 million in the first quarter of fiscal 2005 from $10.8 million in the same period of fiscal 2004, a decrease of $0.9 million or 8.9%. Expenses declined from the prior year primarily due to lower employee incentive expenses. As a percent of net revenue, selling, general and administrative expenses were 15.0% in the first quarter of fiscal 2005 versus 15.2% in the same period of fiscal 2004.

The Company recorded $0.2 million of restructuring charges in the first quarter of fiscal 2005 related to the closure of one Customer Interaction Center. These charges included severance costs of $0.1 million and $0.1 million for the write down of property and lease termination and other costs. Cash charges totaling $0.1 million relating to the restructuring have been paid through April 3, 2005. The remaining $0.1 million of cash charges, primarily related to lease costs, are payable over the next  year.  The Company also recorded $0.4 million of other severance charges during the first quarter of fiscal 2005, which were partially offset by a $0.3 million sales and use tax refund.

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

The Company generated a net loss of $2.4 million in the first quarter of fiscal 2005 compared to a $1.7 million loss for the same period of fiscal 2004. The decrease is primarily due to the lower revenue and gross profit margins, partially offset by a reduction in selling, general and administrative expenses and restructuring and asset impairment charges, as previously discussed.

The Company’s effective income tax rate is 34.2% for the three months ended April 3, 2005, versus 38.0% in the prior year period.

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

Revenue recognition

The Company recognizes customer services revenue as services are performed for our clients. Client contracts generally require that clients be billed for the Company’s services on the basis of time spent by Company representatives providing services. The Company’s services are also increasingly priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is generally subject to varying client performance standards, such as average handle time, occupancy rate, abandonment rate and sales per hour.  The Company’s performance against such standards may provide bonus opportunities, or conversely, may subject the Company to penalties, which are recognized as earned or incurred.

Accounting for long-lived assets

The Company’s long-lived assets consist primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of estimates made by the Company, including estimated useful lives and salvage values. In addition, any decision by the Company to reduce capacity by closing Customer Interaction Centers or to abandon software may result in a write-off of the net book value of the affected assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company’s operations and estimated salvage values.

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates the remaining useful life of the customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining period of amortization.  Based on the Company’s evaluation, no changes were made to the amortization period.

The amortization expense related to customer relationships as of April 3, 2005, and March 28, 2004, was $587.  Annual amortization expense is expected to be $2.3 million for fiscal years 2005 through 2009 and $1.0 million in fiscal 2010.

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

The balances of these accounts at April 3, 2005, and March 28, 2004, were:

	(in thousands)
	2005	2004
Group Health Insurance	$2,500	$3,519
Workers Compensation	$3,254	$3,097

The decrease in group health insurance from March 28, 2004 is primarily due to a reduction in the level of employee participation in the health insurance plan offered by the Company.

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

Liquidity and Capital Resources

The following table sets forth consolidated statements of cash flow data for the Company for the thirteen week periods ended April 3, 2005, and March 28, 2004, respectively.

	2005	2004
	(In thousands)

Net cash used by operating activities	$(2,775)	$(2,010)
Net cash used by investing activities	(2,584)	(2,545)
Net cash provided (used) by financing activities	5,198	(83)
Net decrease in cash	$(161)	$(4,638)

Cash from operating activities in the first three months of fiscal 2005 decreased $0.8 million versus the first three months of fiscal 2004, primarily due to lower operating margins and an increase in accounts receivable.

Net cash used by investing activities was $2.6 million in the first three months of fiscal 2005, primarily due to expenditures related to the buildout of additional seats in the Company’s call center in the Philippines. Capital expenditures of $2.5 million in the first three months of fiscal 2004 were primarily related to the buildout of additional seats in the Philippines and computer equipment upgrades.

Net cash from financing activities primarily related to the borrowings under the revolving credit agreement in fiscal 2005 partially offset by capital lease payments.  Cash used for financing in fiscal 2004 related to capital lease payments.

The Company is subject to an existing revolving credit agreement, which is due to expire December 20, 2005.  The Company has received a waiver of various financial covenants set forth in that agreement.  However, this waiver is conditional on the Company’s completing its refinancing.  On April 18, 2005 the Company received a commitment from LaSalle Bank National Association to replace its current revolving credit agreement.  This new three year $40 million revolving credit facility will be based on accounts receivable to determine borrowing capacity.  If this facility had been in place on April 3, 2005 the Company would have had approximately $26 million of borrowing capacity. The Company is currently in the process of negotiating the final terms of a definitive loan and security agreement that is expected to be completed by the end of May, 2005.  Although the Company believes the agreement will be signed, no assurance to that effect can be given.

The Company expects that its cash balances, cash flows from future operations and available borrowings under its new credit facility will be sufficient to meet normal operating needs, fund any planned capital expenditures and repay debt obligations payable during fiscal 2005.  However, a significant change in operating cash flow could impact the Company’s ability to meet its cash requirement needs and comply with covenants of its new credit facility.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Report on Form 10-Q and other documents that the Company files with the SEC contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “goals,” “would,” “could,” “should,” and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. If no date is provided, such statements speak only as of the date of this Report on Form 10-Q. Except as required under the federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company’s clients, including changes in customers’ interest in, and use of, clients’ products and services; the effect of the Company’s operating losses on the Company’s future prospects; fluctuations in quarterly results of operations due to timing of clients’ initiation and termination of large programs; risks in conducting business internationally; changes in competitive conditions affecting the Company’s industry; the ability of the Company’s clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company’s automated system and other technological factors; additions or changes to government regulations such as do not call registries, disclosure requirements or other regulations affecting the teleservices and telecommunications industries; and competition from other outside providers of customer interaction solutions and in-house customer interaction operations.

See the Company’s filings with the SEC for further discussion of the risks and uncertainties associated with the Company’s business, in particular, the discussion under the caption “Information Regarding Forward-Looking Statements” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

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

The Company prepared a sensitivity analysis of its average debt for the quarter ended April 3, 2005, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company’s financial structure.

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

Internal Control Over Financial Reporting

There have not been changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

The Company is a party to an arbitration proceeding with Apogee Enterprises, Inc. and Harmon Glass Solutions, which is described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

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

APAC Customer Services, Inc.

Date: May 13, 2005	By:	/s/ Marc T. Tanenberg
Senior Vice President and
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date: May 13, 2005	By:	/s/ Kenneth R. Batko
Vice President and Controller
(Principal Accounting Officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of APAC Customer Services, Inc. are incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended October 3, 1999.

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