Form 10-Q
period 2005-07-03
APAC CUSTOMER SERVICE INC
filed 2005-08-10
CIK 949297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 3, 2005

or

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

Yes ☒                    No ☐

There were 49,454,654 common shares, $0.01 par value per share, outstanding as of August 10, 2005.

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands, except per share data)

	July 3, 2005	January 2, 2005
Assets

Current assets:
Cash and cash equivalents	$865	$271
Accounts receivable, net	32,146	41,002
Other current assets	10,280	11,253
Total current assets	43,291	52,526

Property and equipment, net	24,722	24,214

Goodwill	23,876	23,876

Other intangible assets, net	11,515	12,688

Deferred taxes	11,087	5,748

Other assets	625	481
Total assets	$115,116	$119,533
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,988	$313
Accounts payable	3,034	3,544
Income taxes payable	17,253	16,629
Accrued payroll and related items	13,305	15,048
Accrued liabilities	8,525	8,481
Total current liabilities	47,105	44,015

Long-term debt, less current maturities	—	—

Other liabilities	1,221	1,355

Commitments and contingencies	—	—

Shareholders’ equity
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,695,699 shares issued at July 3, 2005, and January 2, 2005	497	497
Additional paid-in capital	99,598	99,598
Accumulated deficit	(32,307)	(24,912)
Accumulated other comprehensive loss	(151)	(173)
Treasury shares: 241,045 shares, at cost at July 3, 2005, and January 2, 2005	(847)	(847)
Total shareholders’ equity	66,790	74,163
Total liabilities and shareholders’ equity	$115,116	$119,533

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net revenue	$58,159	$68,006	$123,833	$139,410
Cost of services	55,335	58,496	114,309	118,626
Gross Profit	2,824	9,510	9,524	20,784

Operating expenses:
Selling, general and administrative expenses	9,111	9,682	18,972	20,501
Restructuring and other charges	860	999	1,137	1,850
Asset impairment charges	124	124	124	2,234
Total operating expenses	10,095	10,805	20,233	24,585
Operating loss	(7,271)	(1,295)	(10,709)	(3,801)

Interest expense (income), net	457	(63)	639	97

Loss before income taxes	(7,728)	(1,232)	(11,348)	(3,898)
Income tax benefit	(2,715)	(468)	(3,953)	(1,481)

Net loss	$(5,013)	$(764)	$(7,395)	$(2,417)

Net loss per share:

Basic	$(0.10)	$(0.02)	$(0.15)	$(0.05)
Diluted	$(0.10)	$(0.02)	$(0.15)	$(0.05)

Weighted average number of shares outstanding:
Basic	49,455	49,454	49,455	49,451
Diluted	49,455	49,454	49,455	49,451

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004

Operating activities:

Net loss	$(7,395)	$(2,417)
Depreciation and amortization	5,950	5,423
Non-cash restructuring charges	22	190
Asset impairment charges	124	2,200
Deferred income taxes	(4,235)	32
Change in operating assets and liabilities	7,237	(2,277)
Net cash provided by operating activities	1,703	3,151

Investing activities:

Purchases of property and equipment, net of disposals	(5,307)	(4,227)
Net cash used by investing activities	(5,307)	(4,227)

Financing activities:

Borrowings under revolving credit facility	4,882	—
Payments on long-term debt	(207)	(192)
Financing costs	(477)	—
Stock and warrant transactions	—	24
Net cash provided (used) by financing activities	4,198	(168)

Net change in cash and cash equivalents	594	(1,244)

Cash and cash equivalents:

Beginning balance	271	11,428

Ending balance	$865	$10,184

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars in thousands, except as otherwise indicated)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen and twenty-six week periods ended July 3, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006.  The balance sheet at January 2, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For additional information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.  Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.

The Company has sustained significant losses in fiscal 2004 and in the first six months of fiscal 2005. In particular, the Company incurred a net loss of $7.4 million for the first six months of fiscal 2005, compared to a net loss of $2.4 million for the same period in fiscal 2004, and an overall net loss of $6.5 million for the fiscal year ended January 2, 2005. In an effort to return the Company to profitability, the Company has initiated a restructuring plan to exit virtually all of its outbound customer acquisition business, close over half of its Customer Interaction Centers, eliminate 400 salaried positions and pursue other operational improvements as discussed in Note 11. To facilitate its restructuring plan, the Company entered into a waiver and amendment to its credit agreement with LaSalle Bank on July 27, 2005, which is described in Note 8. The Company expects that its cash balances, cash flows from future operations and available borrowings under its credit facility will be sufficient to meet normal operating needs, fund any planned capital expenditures, fund any expenditures related to the Company’s restructuring plan and repay debt obligations payable during fiscal 2005. However, a significant change in operating cash flow or in the implementation of the Company’s restructuring plan could negatively impact the Company’s ability to meet its cash requirement needs and comply with the covenants in the Credit Agreement.

2.   Accrued Liabilities

The components of other accrued liabilities included in the consolidated condensed balance sheets are as follows:

	July 3,	January 2,
	2005	2005

Accrued worker’s compensation	$3,134	$3,122
Accrued professional fees	879	1,007
Restructuring charges	849	391
Accrued relocation	514	400
Accrued property tax	559	752
Telecommunications expenses	421	523
Other	2,169	2,286
Total	$8,525	$8,481

3.   Other Intangible Assets

The identifiable other intangible assets of the Company represent acquired customer relationships with a gross carrying value of $28,493 and accumulated amortization of $16,979 and $15,805 as of July 3, 2005, and January 2, 2005, respectively.  Under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), identifiable intangible assets with finite lives are amortized.  The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization expense related to intangible assets as of July 3, 2005, and June 27, 2004, was $587 for the quarter and $1,174 year to date. Annual amortization expense is expected to be $2,348 for fiscal 2005 through 2009 and $958 in fiscal 2010.

Under SFAS No. 142, the Company is required to test all existing goodwill and intangible assets for impairment at least annually.  The Company’s policy is to test goodwill for impairment as of the end of the fiscal year. Given the restructuring plan described in Note 11, the Company will perform an interim impairment test of goodwill and intangible assets in the third quarter that could result in a potential impairment charge related to those assets.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Net loss as reported	$(5,013)	$(764)	$(7,395)	$(2,417)
Less-compensation expense on stock options, net of income tax benefit	(249)	(326)	(533)	(746)
Net loss pro forma	$(5,262)	$(1,090)	$(7,928)	$(3,163)
Loss per share – basic
As reported	$(0.10)	$(0.02)	$(0.15)	$(0.05)
Pro forma	$(0.11)	$(0.02)	$(0.16)	$(0.06)
Loss per share – diluted
As reported	$(0.10)	$(0.02)	$(0.15)	$(0.05)
Pro forma	$(0.11)	$(0.02)	$(0.16)	$(0.06)

In order to calculate the pro forma information set forth above, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model.  Assumptions include no dividend yield, risk-free interest rates ranging from 4% to 7%, expected volatility ranging between 45% and 90%, and an expected life ranging from 7 years to 10 years.

5.  New Accounting Pronouncements

In the fourth quarter of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), or SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS No. 123(R) establishes accounting standards for equity instruments that an entity exchanges for goods or services. It also addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for share-based payment transactions as it relates to employee services. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

SFAS No. 123(R) eliminates the option to use ABP Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. Under ABP Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No. 123 also required pro forma disclosure showing the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of Statement No. 123. After a phase-in period for Statement No. 123(R), this type of disclosure will no longer be allowed.

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

6.   Comprehensive Loss

Comprehensive loss is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Net loss	$(5,013)	$(764)	$(7,395)	$(2,417)
Foreign currency translation gain (loss)	(19)	—	22	(47)
Total comprehensive loss	$(5,032)	$(764)	$(7,373)	$(2,464)

Foreign currency translation gains and losses relate to the impact of a change in exchange rates on net assets located outside of the United States.

7.  Legal Proceedings

The Company has reached a settlement in its arbitration proceeding with Apogee Enterprises, Inc. and Harmon Glass Solutions, which was described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.  As a result, the Company has accrued $200 related to the settlement.

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

8.   Long Term Debt

On June 2, 2005, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with LaSalle Bank National Association, as Agent (“LaSalle”) and the Financial Institutions from time to time a party thereto as Lenders replacing the Company’s previous credit facility.  The terms of the Credit Agreement provide for up to a $40.0 million revolving credit facility that expires in June 2008. Currently, the outstanding revolving loan commitment under the Credit Agreement is $25.0 million based on the Company’s anticipated cash requirements. Borrowing availability is based on accounts receivable and is subject to certain restrictions and limitations set forth in the Credit Agreement.

The Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company. Under the terms of the Credit Agreement, the Company is also required to maintain certain financial and restrictive covenants which limit, among other things, the Company’s ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and to make certain restricted payments.

Borrowings under the Credit Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the agreement. In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as fees on outstanding letters of credit.

On July 27, 2005, in connection with its recently announced restructuring plan, described in Note 11, the Company entered into Waiver and Amendment No. Three (“Amendment”) to the Credit Agreement.  Under the terms of the Amendment, LaSalle agreed to waive certain existing and anticipated events of default under the Credit Agreement, provide an overadvance facility in an amount not to exceed $11.0 million and amend the financial covenants contained in the original Credit Agreement. Had this amendment been in place on July 3, 2005, the Company would have had approximately $11.7 million of unused borrowing capacity.

Theodore G. Schwartz, the Chairman of the Board of Directors of the Company, has guaranteed fifty percent of the overadvance facility, plus certain costs and expenses.

9.   Restructuring and Other Charges/Asset Impairment Charges

The Company recorded $1,022 of restructuring charges in the first half of fiscal 2005 related to the closure of two Customer Interaction Centers and the elimination of certain positions. These charges included severance costs of $859 related to the elimination of 58 administrative and support positions and $163 for the write down of property and lease termination and other costs. Cash charges totaling $437 paid through July 3, 2005. The remaining $563 of cash charges, primarily related to lease costs, are payable over the next year.  Restructuring and other charges in the first half of fiscal 2005 include $410 of other severance charges which were partially offset by a $295 sales and use tax refund.  The Company recorded $124 of asset impairment charges in the second quarter of fiscal 2005 related to the write down of unutilized software.

The Company recorded $2,031 of restructuring charges in the first half of fiscal 2004 related to the closure of two Customer Interaction Centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $1,519 resulting from the elimination of 37 administrative and support positions and $512 for the write down of property and lease termination and other costs. Restructuring and other charges in fiscal 2004 include the reversal of $181 of prior year charges, which were not utilized.   The Company also recorded $2,234 of asset impairment charges during the first half of fiscal 2004 relating to the write-off of unutilized software and telecommunications equipment.

Following is a summary of the fiscal 2005 year-to-date activity in the reserves established in connection with the Company’s restructuring initiatives:

		2005
	January 2, 2005	Charges (Reversals)	Asset Write-down	Cash Payments	July 3, 2005

2002 Restructuring Initiatives
Lease obligations and other	$12	$—	$—	$(2)	$10

2003 Restructuring Initiatives
Employee severance costs	302	—	—	(80)	222
Lease obligations and other	4	—	—	—	4

2004 Restructuring Initiatives
Employee severance costs	260	—	—	(102)	158
Lease obligations and other	65	—	—	(58)	7

2005 Restructuring Initiatives
Employee severance costs	—	859	—	(375)	484
Write down of property and equipment	—	22	(22)	—	—
Lease obligations and other	—	141	—	(62)	79
Total	$643	$1,022	$(22)	$(679)	$964

10.    Income Taxes

The Company accounts for income taxes using the asset and liability approach.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Valuation allowances are recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future.  The Company records a reserve for tax contingencies until management believes it is probable that the deductions giving rise to these contingencies will not be successfully challenged.  The Company’s effective income tax rate is 34.8% and 38.0% for the six months ended July 3, 2005, and June 27, 2004, respectively.

In October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years’ taxable income a $48.1 million loss reported on its 2002 tax return. This loss resulted from the Company taking a $59.9 million deduction to write-off, for tax purposes, its remaining investment in ITI Holdings, Inc. (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years). The total combined liquidity benefit to the Company from this deduction could be as much as $20.9 million, which includes the $11.6 million cash tax refund already received, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in future periods. Although it has not yet done so, the Company intends to recognize the potential income statement benefit of this deduction and eliminate the associated income tax liability once it believes it is probable the deduction will not be successfully challenged.

The Internal Revenue Service is currently auditing the 2002 tax return. On August 1, 2005, the field agent for the Internal Revenue Service notified the Company that he intends to issue a notice of proposed audit adjustment to disallow the deduction related to the Company’s investment in ITI Holdings, Inc.  The Company believes that it has sufficient support for the deduction and intends to contest the proposed adjustment and pursue its available administrative remedies.  Although the Company has not recognized the income tax benefit related to this deduction and has previously recorded a liability for this amount, should the Company not prevail in this matter, the repayment of the previously received refund of $11.6 million, as well as interest related thereto, could have a material adverse effect on the liquidity of the Company.

11.    Subsequent Event

On July 26, 2005, the Company’s Board of Directors approved a restructuring of the Company.   Pursuant to the restructuring plan, the Company will exit virtually all of its outbound customer acquisition business, close over half of its Customer Interaction Centers, eliminate 400 salaried positions and pursue other operational improvements.    The Company is exiting non-strategic and unprofitable client relationships in order to focus on profitable client relationships in a limited number of industries in an effort to improve its near term financial performance and position the Company for long-term growth.  The Company expects the restructuring plan to be substantially completed by December 31, 2005, however, the wind-down of a limited number of client applications may continue into 2006.

The Company expects to incur approximately $10.0 million to $15.0 million in restructuring charges, including approximately $3.0 million to $6.0 million of one-time termination benefit charges, approximately $3.0 million to $4.0 million of lease termination charges and approximately $4.0 million to $5.0 million in asset impairment charges.  The Company expects that approximately $6.0 million to $10.0 million of such costs will result in future cash expenditures.

To facilitate its restructuring plan, the Company entered into a waiver and amendment to its credit agreement with LaSalle Bank on July 27, 2005, which is described in Note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a leading provider of customer interaction solutions for market leaders in the communications, financial services, health care, logistics, publishing, insurance and travel and hospitality industries. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. At the end of the second quarter, the Company operated and managed approximately 7,400 workstations in 22 Customer Interaction Centers. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service.  The Company consists of a single operating segment that offers customer interaction solutions to its clients.

On July 26, 2005, the Company’s Board of Directors approved a restructuring of the Company.   Pursuant to the restructuring plan, the Company will exit virtually all of its outbound customer acquisition business, close over half of its Customer Interaction Centers, eliminate 400 salaried positions and pursue other operational improvements. The Company is exiting non-strategic and unprofitable client relationships in order to focus on profitable client relationships in a limited number of industries in an effort to improve its near term financial performance and position the Company for long-term growth.  The Company expects the restructuring plan to be substantially completed by December 31, 2005, however, the wind-down of a limited number of client applications may continue into 2006.

The Company expects to incur approximately $10 - $15 million in restructuring charges, including approximately $3 - $6 million of one-time termination benefit charges, approximately $3 - $4 million of lease termination charges and approximately $4 - $5 million in asset impairment charges.  The Company expects that approximately $6 - $10 million of such costs will result in future cash expenditures.

To facilitate its restructuring plan, the Company entered into a waiver and amendment to its credit agreement with LaSalle Bank on July 27, 2005, which is described in Note 8.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

The following table sets forth the Consolidated Condensed Statements of Operations data as a percent of net revenue for the thirteen week and twenty-six periods ended July 3, 2005, and June 27, 2004, respectively.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	95.1	86.0	92.3	85.1
Gross Profit	4.9	14.0	7.7	14.9

Operating expenses:
Selling, general and administrative expenses	15.7	14.2	15.3	14.7
Restructuring and other charges	1.5	1.5	.9	1.3
Asset impairment charges	.2	.2	.1	1.6
Total operating expenses	17.4	15.9	16.3	17.6
Operating loss	(12.5)	(1.9)	(8.6)	(2.7)

Interest (income) expense, net	.8	(.1)	.6	.1

Loss before income taxes	(13.3)	(1.8)	(9.2)	(2.8)
Income tax benefit	(4.7)	(.7)	(3.2)	(1.1)

Net loss	(8.6)%	(1.1)%	(6.0)%	(1.7)%

Comparison of Results of Operations for the thirteen weeks ended July 3, 2005, and June 27, 2004

Net revenue decreased 14.5% to $58.2 million in the second quarter of fiscal 2005 from $68.0 million in the same period of fiscal 2004, a decrease of $9.8 million. The revenue decline from the second quarter of fiscal 2004 is primarily attributable to reduced customer acquisition volumes related to customer cutbacks in marketing programs and lower revenue rates resulting from competitive pressure.

Cost of services decreased $3.2 million in the second quarter of fiscal 2005, or 5.4%, to $55.3 million from $58.5 million in the same period of fiscal 2004. This decrease is due to lower direct costs associated with the decline in revenue and lower overhead expenses partially offset by higher direct expenses primarily related to training.

Gross profit margins decreased to 4.9% in the second quarter of fiscal 2005 versus 14.0% in the comparable period of fiscal 2004.  This decrease is principally due to the effect of lower revenue rates as previously discussed, lower capacity utilization and higher labor costs.

Selling, general and administrative expenses decreased to $9.1 million in the second quarter of fiscal 2005 from $9.7 million in the same period of fiscal 2004, a decrease of $0.6 million or 5.9%. Expenses declined from the prior year primarily due to lower employee incentive expenses. As a percent of net revenue, selling, general and administrative expenses increased to 15.7% in the second quarter of fiscal 2005 versus 14.2% in the same period of fiscal 2004 due to a disproportionately higher decrease in revenue.

The Company recorded $0.9 million of restructuring charges in the second quarter of fiscal 2005 related to the closure of one Customer Interaction Center and the elimination of certain positions. These charges included severance costs of $0.8 million primarily related to the elimination of 47 administrative and support positions and $0.1 million for the write down of property and lease termination and other costs. Cash charges totaling $0.3 million relating to the restructuring have been paid through July 3, 2005. The remaining $0.5 million of cash charges, primarily related to lease costs, are payable over the next year.  The Company also recorded $0.1 million of asset impairment charges in the second quarter of fiscal 2005 related to the write down of unutilized software.

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

Interest expense in the second quarter of fiscal 2005 increased primarily as a result of the write off of $0.2 million of financing fees related to the previous credit agreement and interest related to borrowings under the current and previous credit agreements in fiscal 2005.

The Company generated a net loss of $5.0 million in the second quarter of fiscal 2005 compared to a $0.8 million loss for the same period of fiscal 2004. The increase in the net loss from the prior year is primarily due to lower revenue and gross profit margins, partially offset by a reduction in selling, general and administrative expenses and restructuring charges, as previously discussed.

Comparison of Results of Operations for the twenty-six weeks ended July 3, 2005, and June 27, 2004

Net revenue decreased 11.2% to $123.8 million in the first half of fiscal 2005 from $139.4 million in the same period of fiscal 2004, a decrease of $15.6 million. The revenue decline from the first half of fiscal 2004 is primarily attributable to reduced customer acquisition volumes related to customer cutbacks in marketing programs and lower revenue rates resulting from competitive pressure.

Cost of services decreased $4.3 million in the first half of fiscal 2005, or 3.6%, to $114.3 million from $118.6 million in the same period of fiscal 2004. This decrease is primarily due to lower direct costs associated with the decline in revenue partially offset by increased training and information technology costs.

Gross profit margins decreased to 7.7% in the first six months of fiscal 2005 versus 14.9% in the comparable period of fiscal 2004.  This decrease is principally due to the effect of lower revenue rates as previously discussed, lower capacity utilization and higher labor costs.

Selling, general and administrative expenses decreased to $19.0 million in the first half of fiscal 2005 from $20.5 million in the same period of fiscal 2004, a decrease of $1.5 million or 7.5%. Expenses declined from the prior year primarily due to lower employee incentive expenses. As a percent of net revenue, selling, general and administrative expenses were 15.3% in the first half of fiscal 2005 versus 14.7% in the same period of fiscal 2004 due to a disproportionately higher decrease in revenues.

The Company recorded $1.0 million of restructuring charges in the first half of fiscal 2005 related to the closure of two Customer Interaction Centers and the elimination of certain positions. These charges included severance costs of $0.9 million, primarily related to the elimination of 58 administrative and support positions, and $0.1million for the write down of property and lease termination and other costs. Cash charges totaling $0.4 million have been paid through July 3, 2005. The remaining $0.6 of cash charges, primarily related to lease costs, are payable over the next year.  Restructuring and other charges in the first half of fiscal 2005 include $0.4 of other severance charges which were partially offset by a

$0.3 million sales and use tax refund.  The Company also recorded $0.1 million of asset impairment charges related to the write down of unutilized software in the second quarter of fiscal 2005.

The Company recorded $2.0 million of restructuring charges in the first half of fiscal 2004 related to the closure of two Customer Interaction Centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $1.5 million resulting from the elimination of 37 administrative and support positions, and $0.5 million for the write down of property and lease termination and other costs. Restructuring and other charges in fiscal 2004 include the reversal of $0.2 million of prior year charges, which were not utilized.  The Company also recorded $2.2 million of asset impairment charges during the first half of fiscal 2004 relating to the write-off of unutilized software and telecommunications equipment.

Interest expense in the first half of fiscal 2005 increased primarily due to the write off, in the second quarter, of $0.2 million of financing fees related to the previous credit agreement and interest related to borrowings under the current and previous credit agreements in fiscal 2005.

The Company generated a net loss of $7.4 million in the first half of fiscal 2005 compared to a $2.4 million loss for the same period of fiscal 2004. The increase in net loss from the prior year period is primarily due to the lower revenue and gross profit margins, partially offset by a reduction in selling, general and administrative expenses and restructuring and asset impairment charges, as previously discussed.

The Company’s effective income rate is 34.8% for the six months ended July 3, 2005 versus 38% in the prior year period primarily as a result of an increase in permanent differences effecting taxable income.

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

The amortization expense related to customer relationships as of July 3, 2005, and June 27, 2004, was $0.6 million for the quarter and $1.2 million year to date.  Annual amortization expense is expected to be $2.3 million for fiscal years 2005 through 2009 and $1.0 million in fiscal 2010.

Under SFAS No. 142, the Company is required to test all existing goodwill for impairment at least annually.  The Company’s policy is to test goodwill for impairment as of the end of the fiscal year.  The Company tested the goodwill for impairment as of January 2, 2005, resulting in no impairment being recorded. Given the restructuring plan described in Note 11 the Company will perform an interim impairment test of goodwill and intangible assets in the third quarter that could result in a potential impairment charge related to those assets.

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

The balances of these accounts at July 3, 2005, and June 27, 2004, were:

	(in thousands)
	2005	2004
Group Health Insurance	$2,431	$2,905
Workers Compensation	$3,134	$3,092

The decrease in group health insurance from June 27, 2004, is primarily due to a reduction in the level of employee participation in the health insurance plan offered by the Company.

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

Liquidity and Capital Resources

The following table sets forth consolidated statements of cash flow data for the Company for the twenty-six week periods ended July 3, 2005, and June 27, 2004, respectively.

	2005	2004
	(In thousands)

Net cash provided by operating activities	$1,703	$3,151
Net cash used by investing activities	(5,307)	(4,227)
Net cash provided (used) by financing activities	4,198	(168)
Net change in cash	$594	$(1,244)

Cash from operating activities in the first half of fiscal 2005 decreased $1.4 million versus the first half of fiscal 2004, primarily due to lower operating margins substantially offset by a reduction in accounts receivable.

Net cash used by investing activities was $5.3 million in the first half of fiscal 2005, primarily due to expenditures related to the buildout of additional seats in the Company’s call center in the Philippines.  Net cash used by investing activities of $4.2 million in the first half of fiscal 2004 were primarily due to expenditures related to the buildout of additional seats in the Philippines and computer equipment upgrades.

Net cash from financing activities primarily related to the borrowings under the revolving credit agreement in fiscal 2005, partially offset by capital lease payments.  Cash used for financing activities in fiscal 2004 related to capital lease payments.

On June 2, 2005, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with LaSalle Bank National Association, as Agent (“LaSalle”) and the Financial Institutions from time to time a party thereto as Lenders replacing the Company’s previous credit facility.  The terms of the Credit Agreement provide for up to a $40.0 million revolving credit facility that expires in June 2008.  Currently, the outstanding revolving loan commitment under the Credit Agreement is $25.0 million based on the Company’s anticipated cash requirements.  Borrowing availability is based on accounts receivable and is subject to certain restrictions and limitations set forth in the Credit Agreement.

The Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company. Under the terms of the Credit Agreement, the Company is also required to maintain certain financial and restrictive covenants which limit, among other things, the Company’s ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and to make certain restricted payments.

Borrowings under the Credit Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the agreement. In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as fees on outstanding letters of credit.

On July 27, 2005, in connection with its recently announced restructuring plan, described above, the Company entered into Waiver and Amendment No. Three (“Amendment”) to the Credit Agreement. Under the terms of the Amendment, LaSalle agreed to waive certain existing and anticipated events of default under the Credit Agreement, provide an overadvance facility in an amount not to exceed $11.0 million and amend the financial covenants contained in the original Credit Agreement. Had this amendment been in place on July 3, 2005, the Company would have had approximately $11.7 million of unused borrowing capacity.

Theodore G. Schwartz, the Chairman of the Board of Directors of the Company, has guaranteed fifty percent of the overadvance facility, plus certain costs and expenses.

In October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years’ taxable income a $48.1 million loss reported on its 2002 tax return. This loss resulted from the Company taking a $59.9 million deduction to write-off, for tax purposes, its remaining investment in ITI Holdings, Inc. (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years). The total combined liquidity benefit to the Company from this deduction could be as much as $20.9 million, which includes the $11.6 million cash tax refund already received, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in future periods. Although it has not yet done so, the Company intends to recognize the potential income statement benefit of this deduction and eliminate the associated income tax liability once it believes it is probable the deduction will not be successfully challenged.

The Internal Revenue Service is currently auditing the 2002 tax return. On August 1, 2005, the field agent for the Internal Revenue Service notified the Company that he intends to issue a notice of proposed audit adjustment to disallow the deduction related to the Company’s investment in ITI Holdings, Inc.  The Company believes that it has sufficient support for the deduction and intends to contest the proposed adjustment and pursue its available administrative remedies.  Although the Company has not recognized the income tax benefit related to this deduction and has previously recorded a liability for this amount, should the Company not prevail in this matter, the repayment of the previously received refund of $11.6 million, as well as interest related thereto, could have a material adverse effect on the liquidity of the Company.

The Company expects that its cash balances, cash flows from future operations and available borrowings under its credit facility will be sufficient to meet normal operating needs, fund any planned capital expenditures, fund any expenditures related to the Company’s restructuring plan and repay debt obligations payable during fiscal 2005.  However, a significant change in operating cash flow or the implementation of the Company’s restructuring plan could negatively impact the Company’s ability to meet its cash requirement needs and comply with the covenants in the Credit Agreement.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Report on Form 10-Q and other documents that the Company files with the SEC contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “goals,” “would,” “could,” “should,” and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  If no date is provided, such statements speak only as of the date of this Report on Form 10-Q. Except as required under the federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, the reaction of the Company’s clients and employees to the announcement of its restructuring including, without limitation, the exit of non-strategic and unprofitable client relationships, the closing of Customer Interaction Centers and the reduction in the number of employees; the Company’s ability to successfully manage the restructuring and the costs and expenses associated with these activities and generate sufficient cash flow from operations during the transition; the Company’s ability to comply with the various covenants under the Credit Agreement in order to maintain its borrowing capacity thereunder; the impact of the restructuring on the Company’s need for telephone and data services which it purchases under multi-year contracts containing volume commitments; reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company’s clients, including changes in customers’ interest in, and use of, clients’ products and services; the effect of the Company’s operating losses on the Company’s future prospects; fluctuations in quarterly results of operations due to timing of clients’ initiation and termination of large programs; risks in conducting business internationally; changes in competitive conditions affecting the Company’s industry; the ability of the Company’s clients to terminate contracts with the Company on a relatively short notice; changes in the availability and cost of qualified employees; variations in the performance of the Company’s automated system and other technological factors; additions or changes to government regulations such as do not call registries, disclosure requirements or other regulations affecting the teleservices and telecommunications industries and competition from other outside providers of customer interaction solutions and in-house customer interaction operations.

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

The Company prepared a sensitivity analysis of its average debt for the quarter ended July 3, 2005, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company’s financial structure.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Inherent Limitations on the Effectiveness of Controls

The Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or internal controls will prevent or detect all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Internal Control Over Financial Reporting

There have not been changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

The Company has reached a settlement in its arbitration proceeding with Apogee Enterprises, Inc. and Harmon Glass Solutions, which was described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.  As a result, the Company has accrued $200 related to the settlement.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on June 3, 2005.

(b)         Not applicable

(c)

1. Set forth below is the tabulation of the votes for each nominee for election as a director of the Company.

		Withhold Authority
	For	(Including Broker non-vote)

Cindy K. Andreotti	46,596,884	1,534,653
Robert F. Bernard	47,076,819	1,054,718
Thomas M. Collins	46,598,644	1,532,893
John W. Gerdelman	46,299,244	1,832,293
Robert J. Keller	47,082,653	1,048,884
John J. Park	47,082,253	1,049,284
Theodore G. Schwartz	46,772,156	1,359,381

2. Set forth is the tabulation of the votes for the proposal to approve the APAC Customer Services, Inc. 2005 Incentive Stock Plan.

For	33,645,765
Against	6,904,835
Withhold Authority (Including Broker non-vote)	7,580,937

3. Set forth is the tabulation of the votes for the proposal to approve the APAC Customer Services, Inc Management Incentive Plan.

For	38,738,922
Against	1,814,685
Withhold Authority (Including Broker non-vote)	7,577,930

(d) Not applicable

Item 6.  Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.

Date: August 10, 2005	By:	/s/ Robert J. Keller
President and
Chief Executive Officer (Principal Executive Officer and duly authorized officer)

Date: August 10, 2005	By:	/s/ Kenneth R. Batko
Vice President and Controller, and Acting Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended October 3, 1999.

3.2

Certificate of Amendment of the Amended and Restated Bylaws of APAC Customer Services, Inc. as amended March 10, 2004, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

10.1	Employment agreement dated June 1, 2005, with Pamela Schneider.

10.2	Employment agreement dated May 28, 2005, with Karen Tulloch.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.