Form 10-Q
period 2005-10-02
APAC CUSTOMER SERVICE INC
filed 2005-11-10
CIK 949297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 2, 2005

or

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

Yes ☒                                                             No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐                                                             No ☒

There were 49,454,654 common shares, $0.01 par value per share, outstanding as of November 10, 2005.

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands, except per share data

	October 2, 2005	January 2, 2005
Assets
Current assets:
Cash and cash equivalents	$859	$271
Accounts receivable, net	33,278	41,002
Other current assets	11,592	11,253
Total current assets	45,729	52,526

Property and equipment, net	21,827	24,214

Goodwill	13,338	23,876

Other intangible assets, net	10,928	12,688

Deferred taxes	12,994	5,748

Other assets	931	481
Total assets	$105,747	$119,533

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$5,361	$313
Accounts payable	3,991	3,544
Income taxes payable	17,196	16,629
Accrued payroll and related items	14,602	15,048
Accrued liabilities	10,299	8,481
Total current liabilities	51,449	44,015

Long-term debt, less current maturities	—	—

Other liabilities	1,163	1,355

Commitments and contingencies	—	—

Shareholders’ equity
Common shares, $0.01 par value; 200,000,000 shares authorized; 49,695,699 shares issued and outstanding at October 2, 2005, and January 2, 2005	497	497
Additional paid-in capital	99,598	99,598
Accumulated deficit	(45,814)	(24,912)
Accumulated other comprehensive loss	(299)	(173)
Treasury shares: 241,045 shares, at cost at October 2, 2005, and January 2, 2005	(847)	(847)
Total shareholders’ equity	53,135	74,163
Total liabilities and shareholders’ equity	$105,747	$119,533

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Net revenue	$56,343	$64,626	$180,176	$204,036
Cost of services	50,966	58,060	165,275	176,686
Gross Profit	5,377	6,566	14,901	27,350

Operating expenses:
Selling, general and administrative expenses	8,082	9,967	27,054	30,468
Restructuring and other charges	2,074	159	3,211	2,009
Asset impairment charges	10,762	—	10,886	2,234
Total operating expenses	20,918	10,126	41,151	34,711
Operating loss	(15,541)	(3,560)	(26,250)	(7,361)
Other income	(582)	(25)	(644)	(219)
Interest expense, net	305	140	1,006	431

Loss before income taxes	(15,264)	(3,675)	(26,612)	(7,573)
Income tax benefit	(1,757)	(1,397)	(5,710)	(2,878)

Net loss	$(13,507)	$(2,278)	$(20,902)	$(4,695)

Net loss per share:

Basic	$(0.27)	$(0.05)	$(0.42)	$(0.10)
Diluted	$(0.27)	$(0.05)	$(0.42)	$(0.10)

Weighted average number of shares outstanding:
Basic	49,455	49,455	49,455	49,452
Diluted	49,455	49,455	49,455	49,452

See notes to consolidated condensed financial statements.

APAC Customer Services, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Thirty-Nine Weeks Ended
	October 2, 2005	September 26, 2004

Operating activities:

Net loss	$(20,902)	$(4,695)
Depreciation and amortization	9,054	8,127
Non-cash restructuring charges	197	279
Asset impairment charges	10,886	2,200
Deferred income taxes	(5,356)	758
Gain on sale of property and equipment	(398)	—
Change in operating assets and liabilities	8,224	(565)
Net cash provided by operating activities	1,705	6,104

Investing activities:

Purchases of property and equipment, net of disposals	(6,023)	(6,646)
Net proceeds from sale of property and equipment	626	—
Net cash used by investing activities	(5,397)	(6,646)

Financing activities:

Borrowings under revolving credit facility	5,361	—
Payments on long-term debt	(313)	(289)
Financing fees	(768)	—
Stock and warrant transactions	—	24
Net cash provided (used) by financing activities	4,280	(265)
Net change in cash and cash equivalents	588	(807)

Cash and cash equivalents:

Beginning balance	271	11,428

Ending balance	$859	$10,621

Supplemental Disclosures:
Cash flow information:
Increase in other receivables as a result of sale of property and equipment	$650	—

See notes to consolidated condensed financial statements

APAC Customer Services, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars in thousands, except as otherwise indicated)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen and thirty-nine week periods ended October 2, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006.  The balance sheet at January 2, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For additional information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.  Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.

The Company has sustained significant losses in fiscal 2004 and in the first nine months of fiscal 2005. In particular, the Company incurred a net loss of $20.9 million for the first nine months of fiscal 2005, compared to a net loss of $4.7 million for the same period in fiscal 2004, and an overall net loss of $6.5 million for the fiscal year ended January 2, 2005.  In an effort to return the Company to profitability, the Company initiated a restructuring plan to exit virtually all of its outbound customer acquisition business, close over half of its Customer Interaction Centers, eliminate 400 salaried positions and pursue other operational improvements as discussed in Note 9.  To facilitate its restructuring plan, the Company entered into a waiver and amendment of its Credit Agreement with LaSalle Bank National Association (“LaSalle”) on July 27, 2005, as discussed in Note 8.

Subsequently on October 31, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated Credit Agreement”) with LaSalle, as described in Note 8. The Company expects that its cash balances, cash flows from future operations and available borrowings under the Restated Credit Agreement will be sufficient to meet normal operating needs, fund any planned capital expenditures, fund any expenditures related to the Company’s restructuring plan and repay debt obligations as they come due.  A significant change in operating cash flow or a failure to successfully implement its restructuring plan could negatively impact the Company’s ability to meet its cash requirements and comply with the covenants in the Restated Credit Agreement.

2.   Accrued Liabilities

The components of other accrued liabilities included in the consolidated condensed balance sheets are as follows:

	October 2,	January 2,
	2005	2005

Accrued workers’ compensation	$3,074	$3,122
Short-term restructuring charges	1,119	391
Current deferred income	1,289	279
Accrued severance	683	294
Accrued professional fees	625	1,007
Accrued property tax	595	752
Other	2,914	2,636
Total	$10,299	$8,481

3.   Goodwill and Other Intangible Assets

Under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company is required to test all existing goodwill and intangible assets for impairment at least annually.  The Company’s policy is to test goodwill for impairment as of the end of the fiscal year or more frequently if events occur that would necessitate a more frequent review.  Given the restructuring plan described in Note 9, the Company performed an interim impairment test of goodwill in the third quarter.  The Company obtained a third-party valuation of the Company and compared that valuation to the carrying cost of the Company.  The comparison indicated that goodwill was impaired.  The Company measured the amount of impairment by allocating the valuation to the assets and liabilities of the Company and comparing the unallocated residual to the carrying cost of goodwill.  The comparison resulted in an impairment charge of $10,538.  The remaining carrying value of goodwill, after the impairment charge, is $13,338.  The Company will perform its annual impairment test in the fourth quarter of 2005.

The identifiable other intangible assets of the Company represent acquired customer relationships with a gross carrying value of $28,493 and accumulated amortization of $17,565 and $15,805 as of October 2, 2005, and January 2, 2005, respectively.  Under SFAS No. 142, identifiable intangible assets with finite lives are amortized.  The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization expense related to intangible assets for the periods ended October 2, 2005, and September 26, 2004, was $587 for the quarter and $1,760 year to date. Annual amortization expense is expected to be $2,348 for fiscal 2005 through 2009 and $958 in fiscal 2010.

4.    New Accounting Pronouncements

In the fourth quarter of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123(R)”) which replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  SFAS No. 123(R) establishes accounting standards for equity instruments that an entity exchanges for goods or services. It also addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for share-based payment transactions as it relates to employee services. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

SFAS No. 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No. 123 also required pro forma disclosure showing the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of Statement No. 123. After a phase-in period for Statement No. 123(R), this type of disclosure will no longer be allowed.

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

5.   Accounting for Stock-Based Compensation

For stock-based employee compensation plans, the Company has elected to use the intrinsic value method prescribed by APB No. 25.  In accordance with APB No. 25, no compensation expense is recognized for stock options issued to employees when the option price equals or exceeds the fair market value of the Company’s common shares at the date of grant.  Stock-based compensation expense for non-employees is recognized in accordance with SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Net loss as reported	$(13,507)	$(2,278)	$(20,902)	$(4,695)
Less-compensation expense on stock options, net of income tax benefit	(162)	(306)	(776)	(1,051)
Net loss pro forma	$(13,669)	$(2,584)	$(21,678)	$(5,746)
Loss per share – basic
As reported	$(0.27)	$(0.05)	$(0.42)	$(0.10)
Pro forma	$(0.28)	$(0.05)	$(0.44)	$(0.12)
Loss per share – diluted
As reported	$(0.27)	$(0.05)	$(0.42)	$(0.10)
Pro forma	$(0.28)	$(0.05)	$(0.44)	$(0.12)

In order to calculate the pro forma information set forth above, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model.  Assumptions include no dividend yield, risk-free interest rates ranging from 4% to 7%, expected volatility ranging between 45% and 90%, and an expected life ranging from 7 years to 10 years.

6.   Comprehensive Loss

Comprehensive loss is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Net loss	$(13,507)	$(2,278)	$(20,902)	$(4,695)
Foreign currency translation loss	(148)	(8)	(126)	(55)
Total comprehensive loss	$(13,655)	$(2,286)	$(21,028)	$(4,750)

Foreign currency translation gains and losses relate to the impact of a change in exchange rates on net assets located in the Philippines.

7.   Legal Proceedings

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

8.   Long Term Debt

On June 2, 2005, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with LaSalle, as Agent, and the Financial Institutions from time to time parties thereto as Lenders replacing the Company’s previous credit facility. The terms of the Credit Agreement provides for up to a $40.0 million revolving credit facility that will expire in June 2008. The outstanding revolving loan commitment under the Credit Agreement is $25.0 million based on the Company’s anticipated cash requirements. Borrowing availability is based on accounts receivable and is subject to certain restrictions and limitations set forth in the Credit Agreement.

 On July 27, 2005, the Company entered into Waiver and Amendment No. Three (“Amendment”) to the Credit Agreement.  Under the terms of the Amendment, LaSalle agreed to waive certain existing and anticipated events of default under the Credit Agreement, amend the financial covenants contained in the original Credit Agreement and provide an overadvance facility in an amount not to exceed $11.0 million.  Theodore G. Schwartz, the Chairman of the Board of Directors of the Company, guaranteed $5.5 million of the overadvance facility, plus certain costs and expenses.

On October 31, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated Credit Agreement”) with LaSalle, as Agent, and the Financial Institutions from time to time parties thereto as Lenders.  The Restated Credit Agreement amends and restates the Credit Agreement, as amended.  Under the terms of the Restated Credit Agreement, LaSalle agreed, among other things, to provide the Company with a $25 million revolving loan facility which expires in October 2008, reduce the interest rates and other fees, amend the financial covenants and release the guarantee that had been provided by Theodore G. Schwartz.  Other restrictive covenants which limit the Company’s ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and to make certain restricted payments remain in effect.  The Restated Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company.  Borrowings under the Restated Credit Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated Credit Agreement.  In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as fees on outstanding letters of credit.  Had the Restated Credit Agreement been in place on October 2, 2005, the Company would have had approximately $8.4 million of unused borrowing capacity.

9.   Restructuring and Other Charges/Asset Impairment Charges

For the first nine months of fiscal 2005, the Company recorded restructuring and other charges of $3.2 million which included $2.7 million of restructuring charges and $0.5 million of other charges.  The restructuring charges related to the closure of seven Customer Interaction Centers and the elimination of certain positions.  Of the $2.7 million of charges, $2.1 million related to the elimination of over 200 administrative and support positions and $0.6 million for the write-down of property and lease termination and other costs.  Cash restructuring charges from the 2005 restructuring plan totaling $1.7 million have been paid through October 2, 2005, and the remaining $0.9 million of cash charges, primarily related to lease costs, are payable over the next year.

The Company recorded $10.8 million of asset impairment charges during the first nine months of fiscal 2005 including a write-down of goodwill of $10.5 million as previously discussed in Note 3.

The Company recorded $2.1 million of restructuring and other charges (which included the reversal of $0.1 million of unutilized prior year charges) in the first nine months of fiscal 2004 related to the closure of three Customer Interaction Centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $1.6 million resulting from the elimination of approximately 40 administrative and support positions and $0.6 million for the write-down of property and lease termination and other costs.  The Company also recorded $2.2 million of asset impairment charges during the first nine months of fiscal 2004 relating to the write-off of unutilized software and telecommunications equipment.

Following is a summary of the fiscal 2005 year-to-date activity in the reserves established in connection with the Company’s restructuring initiatives:

		2005			October 2, 2005
	January 2, 2005	Charges (Reversals)	Asset Write-off	Cash Payments

2002 Restructuring Initiatives
Lease obligations and other	$12	$(10)	$—	$(2)	$—

2003 Restructuring Initiatives
Employee severance costs	302	—	—	(119)	183
Lease obligations and other	4	(4)	—	—	—

2004 Restructuring Initiatives
Employee severance costs	260	(1)	—	(127)	132
Lease obligations and other	65	(5)	—	(56)	4

2005 Restructuring Initiatives
Employee severance costs	—	2,124	—	(1,526)	598
Write-off of property and equipment	—	197	(197)	—	—
Lease obligations and other	—	437	—	(176)	261
Total	$643	$2,738	$(197)	$(2,006)	$1,178

10.   Other Income

Other income of $0.6 million is primarily due to the sale of the assets of four Customer Interaction Centers and unutilized office space, as a result of the announcement that the Company was exiting most of its outbound customer acquisition business.  The Company received an irrevocable letter of credit for $0.7 million due and payable December 30, 2005, as part of the proceeds of the sale of the unutilized office space.

11.   Income Taxes

The Company accounts for income taxes using the asset and liability approach.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Valuation allowances are recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future.  The Company records a reserve for tax contingencies until management believes it is probable that the deductions giving rise to these contingencies will not be successfully challenged.  The Company’s effective income tax rate is 21.5% and 38.0% for the nine months ended October 2, 2005, and September 26, 2004, respectively.

In October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years’ taxable income a $48.1 million loss reported on its 2002 tax return. This loss resulted from the Company taking a $59.9 million deduction to write-off, for tax purposes, its remaining investment in ITI Holdings, Inc. (“ITI”) (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years). The total combined liquidity benefit to the Company from this deduction could be as much as $20.9 million, which includes the $11.6 million cash tax refund already received, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in future periods.

The Internal Revenue Service has audited the 2002 tax return.  On September 29, 2005, a field agent for the Internal Revenue Service issued a report, which disallowed the deduction related to the Company’s investment in ITI.  The Company believes that it has sufficient support for the deduction and intends to contest the proposed adjustment and pursue its available administrative remedies. Although the Company has not recognized the income tax benefit related to this deduction and has previously recorded a liability for the amount of the refund, should the Company not prevail in this matter, the repayment of the previously received refund of $11.6 million, as well as interest related thereto, could have a material adverse effect on the liquidity of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a leading provider of customer interaction solutions for market leaders in the communications, financial services, health care, logistics, publishing, insurance and travel and hospitality industries. To help its clients better manage their customer relationships, APAC Customer Services develops and delivers customer care and customer acquisition programs. At the end of the third quarter, the Company operated and managed approximately 6,467 workstations in 14 Customer Interaction Centers in the United States and the Philippines. The Customer Interaction Centers are managed centrally through the application of telecommunications and computer technology to promote the consistent delivery of quality service.  The Company consists of a single operating segment that offers customer interaction solutions to its clients.

The Company is currently implementing the restructuring plan previously announced on July 26, 2005.  Pursuant to that restructuring plan, the Company is exiting virtually all of its outbound customer acquisition business, restructuring operations and focusing on profitable client relationships in a limited number of industries in an effort to improve its near term financial performance and position the Company for long-term growth.  As a result of the restructuring plan, the Company expects to incur a total of $8 to $13 million in cash and non-cash restructuring charges, including approximately $3 to $4 million in one-time termination benefits charges, approximately $3 to $6 million in lease termination charges, and approximately $2 to $3 million in asset impairment charges.  The results for the third quarter of fiscal 2005 have been materially impacted by the restructuring plan.  The Company expects the restructuring plan to be completed over the next several quarters.  The Company expects that approximately $5 to $9 million of such costs will result in future cash expenditures.

The following discussion of the Company’s results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Condensed Financial Statements of the Company and related notes thereto appearing elsewhere in this report.

Results of Operations

The following table sets forth the Consolidated Condensed Statements of Operations data as a percent of net revenue for the thirteen week and thirty-nine week periods ended October 2, 2005, and September 26, 2004, respectively.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	90.5	89.8	91.7	86.6
Gross Profit	9.5	10.2	8.3	13.4

Operating expenses:
Selling, general and administrative expenses	14.3	15.5	15.0	14.9
Restructuring and other charges	3.7	.2	1.8	1.0
Asset impairment charges	19.1	—	6.0	1.1
Total operating expenses	37.1	15.7	22.8	17.0
Operating loss	(27.6)	(5.5)	(14.6)	(3.6)
Other (income) expense	(1.0)	—	(.4)	(.1)
Interest (income) expense, net	.5	.2	.6	.2

Loss before income taxes	(27.1)	(5.7)	(14.8)	(3.7)
Income tax benefit	(3.1)	(2.2)	(3.2)	(1.4)

Net loss	(24.0)%	(3.5)%	(11.6)%	(2.3)%

Comparison of Results of Operations for the thirteen weeks ended October 2, 2005, and September 26, 2004

Net revenue decreased 12.8% to $56.3 million in the third quarter of fiscal 2005 from $64.6 million in the same period of fiscal 2004, a decrease of $8.3 million. The revenue decline from the third quarter of fiscal 2004 is primarily attributable to reduced revenue from outbound customer acquisition business.

Cost of services decreased $7.1 million in the third quarter of fiscal 2005, or 12.2%, to $51.0 million from $58.1 million in the same period of fiscal 2004.  This decrease is primarily due to lower direct labor costs and lower center overhead expenses associated with the decline in revenue.

Gross profit margins decreased to 9.5% in the third quarter of fiscal 2005 versus 10.2% in the comparable period of fiscal 2004.  This decrease is principally due to higher center overhead costs as a percent of revenue and higher information technology costs as a result of investments in new technologies, partially offset by improved labor efficiencies.

Selling, general and administrative expenses decreased to $8.1 million in the third quarter of fiscal 2005 from $10.0 million in the same period of fiscal 2004, a decrease of $1.9 million or 18.9%.  These expenses declined from the prior year primarily due to reductions in employee related expenses.  As a percent of net revenue, selling, general and administrative expenses decreased to 14.3% in the third quarter of fiscal 2005 from 15.5% in the same period of fiscal 2004 due to cost reduction initiatives associated with the Company’s restructuring plan.

The Company recorded $2.1 million of restructuring and other charges in the third quarter of fiscal 2005 related to the closure of five Customer Interaction Centers and the elimination of certain positions. The restructuring charges of $1.7 million include severance and other costs of $1.2 million primarily related to the elimination of approximately 150 administrative and support positions and $0.5 million for the write down of property and lease termination and other costs. Cash restructuring charges totaling $0.9 million have been paid through October 2, 2005.  The remaining $0.6 million of cash restructuring charges, primarily related to lease costs, are payable over the next year.

The Company recorded $0.2 million of restructuring charges in the third quarter of fiscal 2004 related to the closure of one Customer Interaction Center. These expenses were paid during the fourth quarter of fiscal 2004.

The Company recorded $10.8 million of asset impairment charges in the third quarter of fiscal 2005 including a write-down of goodwill of $10.5 million as previously discussed in Note 3.

Other income increased by $0.6 million primarily due to the sale of assets related to four Customer Interaction Centers and unutilized office space in the third quarter of fiscal 2005.

Interest expense of $0.3 million in the third quarter of fiscal 2005 increased from $0.1 million in fiscal 2004.  The $0.2 million increase was primarily as a result of interest related to borrowings under the current and previous credit agreements in fiscal 2005.

The Company generated a net loss of $13.5 million in the third quarter of fiscal 2005 compared to a $2.3 million loss for the same period of fiscal 2004. The increase in the net loss from the prior year is primarily due to higher asset impairment and restructuring charges.

Comparison of Results of Operations for the thirty-nine weeks ended October 2, 2005, and September 26, 2004

Net revenue decreased 11.7% to $180.2 million in the first nine months of fiscal 2005 from $204.0 million in the same period of fiscal 2004, a decrease of $23.8 million. The revenue decline from the first nine months of fiscal 2004 is primarily attributable to reduced revenue from outbound customer acquisition business.

Cost of services decreased $11.4 million in the first nine months of fiscal 2005, or 6.5%, to $165.3 million from $176.7 million in the same period of fiscal 2004. This decrease is primarily due to lower direct labor costs associated with the decline in revenue.

Gross profit margins decreased to 8.3% in the first nine months of fiscal 2005 from 13.4% in the comparable period of fiscal 2004.  This decrease is principally due to higher center overhead and labor costs as a percentage of revenue and higher information technology costs as a result of investments in new technologies.

Selling, general and administrative expenses decreased to $27.1 million in the first nine months of fiscal 2005 from $30.5 million in the same period of fiscal 2004, a decrease of $3.4 million or 11.2%. Expenses declined from the prior year primarily due to lower employee related expenses. As a percent of net revenue, selling, general and administrative expenses were relatively unchanged in the first nine months of fiscal 2005 compared to the same period of fiscal 2004.

For the first nine months of fiscal 2005, the Company recorded restructuring and other charges of $3.2 million which included $2.7 million of restructuring charges and $0.5 million of other charges.  The restructuring charges related to the closure of seven Customer Interaction Centers and the elimination of certain positions.  Of the $2.7 million of charges, $2.1 million related to the elimination of over 200 administrative and support positions and $0.6 million for the write-down of property and lease termination and other costs.  Cash restructuring charges from the 2005 restructuring plan totaling $1.7 million have been paid through October 2, 2005, and the remaining $0.9 million of cash charges, primarily related to lease costs, are payable over the next year.

The Company recorded $2.1 million of restructuring and other charges (which included the reversal of $0.1 million of unutilized prior year charges) in the first nine months of fiscal 2004 related to the closure of three Customer Interaction Centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $1.6 million resulting from the elimination of approximately 40 administrative and support positions and $0.6 million for the write-down of property and lease termination and other costs.  The Company also recorded $2.2 million of asset impairment charges during the first nine months of fiscal 2004 relating to the write-off of unutilized software and telecommunications equipment.

The Company recorded $10.9 million of asset impairment charges in the first nine months of fiscal 2005 including a write-down of goodwill of $10.5 million as previously discussed in Note 3.

Other income increased to $0.6 million in the first nine months of fiscal 2005 from $0.2 million in the same period in fiscal 2004, an increase of $0.4 million which was due to the sale of assets related to four Customer Interaction Centers and unutilized office space in the third quarter of fiscal 2005.

Interest expense increased to $1.0 million in the first nine months of fiscal 2005 from $0.4 million in the first nine months of fiscal 2004.  This $0.6 million increase was primarily due to the write-off, in the second quarter, of $0.2 million of financing fees related to the previous credit agreement and interest related to borrowings under the current and previous credit agreements in fiscal 2005.

The Company generated a net loss of $20.9 million in the first nine months of fiscal 2005 compared to a $4.7 million loss for the same period of fiscal 2004. The increase in net loss from the prior year period is primarily due to higher asset impairment and restructuring charges and a reduction in gross profit from lower revenue, partially offset by a reduction in selling, general, and administrative expenses.

The Company’s effective income tax rate is 21.5% for the nine months ended October 2, 2005, compared to 38.0% in the prior year period primarily as a result of an increase in permanent differences affecting taxable income.

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

Revenue recognition

The Company recognizes customer services revenue as services are performed for our clients. Client contracts generally require that clients be billed for the Company’s services on the basis of time spent by Company representatives providing services. The Company’s services are also increasingly priced on a pay-for-performance basis, pursuant to which the Company typically receives fees that are a combination of base-rate plus fee per sale. The Company is generally subject to varying client performance standards such as average handle time, occupancy rate, abandonment rate and sales per hour.  The Company’s performance against such standards may provide bonus opportunities, or conversely, may subject the Company to penalties, which are recognized as earned or incurred.

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

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test all existing goodwill and intangible assets for impairment at least annually.  The Company’s policy is to test goodwill for impairment as of the end of the fiscal year or if events occur that would necessitate a more frequent review.  Given the restructuring plan described in Note 9, the Company performed an interim impairment test of goodwill assets in the third quarter.  The Company obtained a third-party valuation of the Company and compared that valuation to the carrying cost of the Company.  The comparison indicated that goodwill was impaired.  The Company measured the amount of impairment by allocating the valuation to the assets and liabilities of the Company, and comparing the unallocated residual to the carrying cost of goodwill.  The comparison resulted in an impairment charge of $10.5 million.  The remaining carrying value of goodwill, after the impairment charge, is $13.3 million.  The Company will perform its annual impairment test in the fourth quarter of 2005.

Under the provisions of SFAS No. 142, the Company evaluates the remaining useful life of the customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining period of amortization.  The amortization expense related to customer relationships for the periods ended October 2, 2005, and September 26, 2004, was $0.6 million for the quarter and $1.8 million year to date.  Annual amortization expense is expected to be $2.3 million for fiscal years 2005 through 2009 and $1.0 million in fiscal 2010.

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for identified problem receivables and an additional allowance for estimated losses on all other receivables based on their age and the Company’s collection history.

Accounting for employee benefits

The Company records an accrued liability for group health and workers’ compensation claims based on an estimate of claims incurred, but not reported, as well as asserted claims at the end of the period. This estimate is derived from an analysis performed by actuaries hired by the Company who have expertise in this area.  Although these estimates are generally reliable, changes in the employee mix and unforeseen events could result in an adjustment to these estimates.

The balances of these accounts at October 2, 2005, and September 26, 2004, were:

	(in thousands)
	2005	2004
Group Health Insurance	$2,388	$2,665
Workers’ Compensation	$3,074	$3,149

The decrease in group health insurance from September 26, 2004, is primarily due to a reduction in the level of employee participation in the health insurance plan offered by the Company.

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

Liquidity and Capital Resources

The following table sets forth consolidated statements of cash flow data for the Company for the thirty-nine week periods ended October 2, 2005, and September 26, 2004, respectively.

	2005	2004
	(In thousands)

Net cash provided by operating activities	$1,705	$6,104
Net cash used by investing activities	(5,397)	(6,646)
Net cash provided (used) by financing activities	4,280	(265)
Net change in cash	$588	$(807)

Net cash provided by operating activities in the first nine months of fiscal 2005 decreased $4.4 million versus the first nine months of fiscal 2004, primarily due higher net losses offset by a reduction in working capital.

Net cash used by investing activities was $5.4 million in the first nine months of fiscal 2005, primarily due to expenditures related to the buildout of additional seats in the Company’s Customer Interaction Center in the Philippines.  Net cash used by investing activities of $6.6 million in the first nine months of fiscal 2004 was primarily due to expenditures related to the buildout of additional seats in the Philippines and computer equipment upgrades.

Net cash from financing activities primarily related to the borrowings under the revolving credit agreement in fiscal 2005, partially offset by capital lease payments.  Cash used for financing activities in fiscal 2004 related to capital lease payments.

On June 2, 2005, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with LaSalle Bank National Association, as Agent (“LaSalle”) and the Financial Institutions from time to time a party thereto as Lenders replacing the Company’s previous credit facility. The terms of the Credit Agreement provides for up to a $40.0 million revolving credit facility that will expire in June 2008.  The outstanding revolving loan commitment under the Credit Agreement is $25.0 million based on the Company’s anticipated cash requirements. Borrowing availability is based on accounts receivable and is subject to certain restrictions and limitations set forth in the Credit Agreement.

On July 27, 2005, the Company entered into Waiver and Amendment No. Three (“Amendment”) to the Credit Agreement.  Under the terms of the Amendment, LaSalle agreed to waive certain existing and anticipated events of default under the Credit Agreement, amend the financial covenants contained in the original Credit Agreement and provide an overadvance facility in an amount not to exceed $11.0 million.  Theodore G. Schwartz, the Chairman of the Board of Directors of the Company, guaranteed $5.5 million of the overadvance facility, plus certain costs and expenses.

On October 31, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated Credit Agreement”) with LaSalle, as Agent, and the Financial Institutions from time to time parties thereto as Lenders.  The Restated Credit Agreement amends and restates the Credit Agreement, as amended.  Under the terms of the Restated Credit Agreement, LaSalle agreed, among other things, to provide the Company with a $25 million revolving loan facility which expires in October 2008, reduce the interest rates and other fees, amend the financial covenants and release the guarantee that had been provided by Theodore G. Schwartz.  Other restrictive covenants which limit the Company’s ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and to make certain restricted payments remain in effect.  The Restated Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company.  Borrowings under the Restated Credit Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated Credit Agreement.  In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as fees on outstanding letters of credit.  Had the Restated Credit Agreement been in place on October 2, 2005, the Company would have had approximately $8.4 million of unused borrowing capacity.

In October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years’ taxable income a $48.1 million loss reported on its 2002 tax return. This loss resulted from the Company taking a $59.9 million deduction to write-off, for tax purposes, its remaining investment in ITI Holdings, Inc. (“ITI”) (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years). The total combined liquidity benefit to the Company from this deduction could be as much as $20.9 million, which includes the $11.6 million cash tax refund already received, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in future periods. Although it has not yet done so, the Company intends to recognize the income statement benefit of this deduction and eliminate the associated income tax liability once it believes it is probable the deduction will not be successfully challenged.

The Internal Revenue Service has audited the 2002 tax return.  On September 29, 2005, a field agent for the Internal Revenue Service issued a report, which disallowed the deduction related to the Company’s investment in ITI. The Company believes that it has sufficient support for the deduction and intends to contest the proposed adjustment and pursue its available administrative remedies. Although the Company has not recognized the income tax benefit related to this deduction and has previously recorded a liability for the amount of the refund, should the Company not prevail in this matter, the repayment of the previously received refund of $11.6 million, as well as interest related thereto, could have a material adverse effect on the liquidity of the Company.

The Company expects that its cash balances, cash flows from future operations and available borrowings under the Restated Credit Agreement will be sufficient to meet normal operating needs, fund any planned capital expenditures, fund any expenditures related to the Company’s restructuring plan and repay debt obligations as they come due.  A significant change in operating cash flow or a failure to successfully implement its restructuring plan could negatively impact the Company’s ability to meet its cash requirements and comply with the covenants in the Restated Credit Agreement.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Report on Form 10-Q and other documents that the Company files with the SEC contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “goals,” “would,” “could,” “should,” and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  If no date is provided, such statements speak only as of the date of this Report on Form 10-Q. Except as required under the federal securities laws and rules and regulations of the SEC, the Company undertakes no obligation to publicly update or revise any forward-looking statements in connection with new information or future events or otherwise. Factors that could cause future results to differ materially from historical results or those anticipated include, but are not limited to, the reaction of the Company’s clients and employees to the announcement of its restructuring including, without limitation, the exit of non-strategic and unprofitable client relationships, the closing of Customer Interaction Centers and the reduction in the number of employees; the Company’s ability to successfully manage the restructuring and the costs and expenses associated with these activities and generate sufficient cash flow from operations during the transition; the Company’s ability to comply with the various covenants under the Restated Credit Agreement in order to maintain its borrowing capacity thereunder; the impact of the restructuring on the Company’s need for telephone and data services which it purchases under multi-year contracts containing volume commitments; reliance by the Company on a small number of principal clients for a substantial proportion of its total revenue; possible changes in or events affecting the business of the Company’s clients, including changes in customers’ interest in, and use of, clients’ products and services; the effect of the Company’s operating losses on the Company’s future prospects; fluctuations in quarterly results of operations due to timing of clients’ initiation and termination of large programs; risks in conducting business internationally; changes in competitive conditions affecting the Company’s industry; the ability of the Company’s clients to terminate contracts with the Company on a relatively short notice; fluctuations in revenue associated with the Company’s new Medicare Part D enrollment and customer care programs; changes in the availability and cost of qualified employees; variations in the performance of the Company’s automated system and other technological factors; additions or changes to government regulations such as do not call registries, disclosure requirements or other regulations affecting the teleservices and telecommunications industries and competition from other outside providers of customer interaction solutions and in-house customer interaction operations.

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

The Company prepared a sensitivity analysis of its average debt for the quarter ended October 2, 2005, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in the Company’s financial structure.

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

Inherent Limitations on the Effectiveness of Controls

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or internal controls will prevent or detect all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

APAC Customer Services, Inc.

Date: November 10, 2005	By:	/s/ Robert J. Keller
President and
Chief Executive Officer (Principal Executive Officer and duly authorized officer)

Date: November 10, 2005	By:	/s/ George H. Hepburn III
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended October 3, 1999.

3.2

Certificate of Amendment of the Amended and Restated Bylaws of APAC Customer Services, Inc. as amended March 10, 2004, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

10.1

Amended and Restated Loan and Security Agreement by and among LaSalle Bank National Association, as Agent, the Financial Institutions from time to time parties thereto as Lenders, and APAC Customer Services, Inc. as Borrower, dated as of October 31, 2005, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K dated November 3, 2005.

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