Form 10-K
period 2006-01-01
APAC CUSTOMER SERVICE INC
filed 2006-03-17
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐        No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes  ☐        No  ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

The aggregate market value of the registrant's common shares held by non-affiliates was approximately $21,954,000 based on the last sale price as of July 1, 2005.

As of March 1, 2006, 49,693,654 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward Looking Statements and Factors that May Affect Future Results

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Congress encouraged public companies to make "forward-looking statements" by creating a "safe harbor" to protect companies from securities law liability in connection with forward-looking statements. The Company intends to qualify its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions. Unless the context indicates otherwise, the words "Company," "we," "our," and "us" when used in this Annual Report on Form 10-K refer collectively to APAC Customer Services, Inc. and its wholly-owned subsidiaries.

Generally, forward-looking statements include expressed expectations, estimates and projections of future events and financial performance and the assumptions on which these expressed expectations, estimates and projections are based. Statements that are not historical facts, including statements about the beliefs and expectations of the Company and its management are forward-looking statements. Sometimes these statements will contain words such as "believes," "expects," "anticipates," "intends," "estimates," "goals," "would," "could," "should," "plans," and other similar words. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events, and they are subject to known and unknown risks and uncertainties that can cause actual events and results to differ materially from historical results and those projected.

Due to such uncertainties, the investment community is cautioned not to place undue reliance on our written or oral forward-looking statements, which speak only as of the date on which they were made. If no date is provided, such statements speak only as of the date of this Annual Report on Form 10-K. The Company expressly undertakes no obligation to publicly update or revise any forward-looking statements as a result of changed assumptions, new information, future events or otherwise.

Forward-looking statements are contained in this Annual Report on Form 10-K, primarily in Items 1, 1A, 3, 7, and 8. Moreover, through our senior management, we may from time to time make forward-looking statements about matters described herein or about other matters concerning us.

There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historical results or those expressed or implied by forward-looking statements including, but not limited to, the following:

•
Our revenue is generated from a limited number of clients.

•
Our success is subject to the terms of our client contracts.

•
Our success depends on the continued progress of our business turnaround.

•
Our business may be affected by our cash flows from operations and borrowing availability under our current loan agreement.

•
Our financial results depend on our ability to effectively manage our customer care center capacity.

•
Our inability to attract and retain a sufficient number of qualified employees could negatively impact our business.

•
Our business operates in a highly competitive market.

•
Our future success and competitiveness will depend on our ability to keep our technology up-to-date.

•
Circumstances outside our control such as acts of God, political instability, equipment malfunction, war and terrorism could seriously harm our business.

•
Our business and our clients' businesses are subject to federal and state regulation.

•
Our financial results may be affected by risks associated with international operations and expansion.

More detailed discussions of these risk factors can be found in Item 1A of this Annual Report on Form 10-K.

In various places throughout this Annual Report on Form 10-K we use certain non-GAAP financial measures when describing our performance. A "non-GAAP financial measure" is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets or statements of cash flows of a company. We believe such non-GAAP financial measures are informative to the users of our financial information. We discuss non-GAAP financial measures in Item 7 of this Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures." Pursuant to the requirements of Regulation G, we have provided a reconciliation of all non-GAAP financial measures not previously reconciled to the most directly comparable GAAP financial measure in Item 7 of this Annual Report on Form 10-K.

PART I

Item 1.    Description of Business.

General Overview

APAC Customer Services, Inc. and it subsidiaries (collectively, "APAC" or "we") is a leading provider of customer care services and solutions to market leaders in the communications, healthcare, financial services, business services, travel and entertainment, and publishing industries. From 1995 through 2000, we experienced rapid growth, followed by a decline in business from 2000 through 2005. During both of these periods, we offered both customer care and outbound customer acquisition services to our clients. Customer acquisition services involve an APAC telephone sales representative making a telemarketing call to a consumer to sell a clients' products or services. The principal factors that led to the decline include a reduction in volume from several key clients, industry trends towards offshore outsourcing, and pricing pressures resulting from increased competition in, and regulatory factors affecting, the outbound telemarketing business. In July 2005, we announced a strategic restructuring to exit the outbound telemarketing business and focus primarily on customer care applications.

Our principal executive office is located at Six Parkway North, Deerfield, Illinois 60015 and the telephone number at that address is 847-374-4980.

Business Turnaround

Refocusing Our Strategy

In early 2004, we began to take steps to turn around our business. At that time, we made a strategic decision to focus on competing more successfully in the customer care segment of our industry and reduce our reliance on revenues from outbound customer acquisition programs. We believe the customer care segment offers tremendous opportunities to grow our business, improve our profitability, and strengthen the relationships we have with our core clients. To compete successfully in the customer care segment, we needed to change our business model and demonstrate to our clients and prospective clients that not only could we serve their customers more cost effectively than they could internally, but that we could serve them with a higher level of quality. To successfully position ourselves to deliver on this new strategic direction we took the following steps:

•
Upgraded our technology infrastructure and core business applications to provide enterprise standardization.

•
Realigned and invested in our sales and account management teams.

•
Implemented talent development tools and leadership skills training at our customer care centers.

•
Developed a rigorous implementation process to ensure successful launches of new client applications.

July 2005 Restructuring

The final step towards realigning our strategy was our July 2005 announcement of our intention to aggressively exit virtually all of our outbound customer acquisition business, restructure operations and focus our resources on profitable client relationships in a limited number of key industries. By taking these actions we expected to improve near-term financial performance and position ourselves for long-term growth and profitability. The July 2005 restructuring consisted of the following actions:

•
Exiting substantially all our outbound customer acquisition business during the second half of 2005.

•
Eliminating approximately 400 salaried positions.

•
Closing 12 of our customer care centers (including space located in our corporate offices in Deerfield, Illinois) that were underutilized and used primarily in the outbound customer acquisition business.

Preliminary results from implementing the restructuring have been:

•
Growth in the core customer care revenue base.

•
Improved gross profit margins.

•
A reduction of domestic excess capacity and improved seat utilization.

•
Lower operating expenses.

•
Consistent focus on quality across the organization.

Ongoing Activities

As we move into 2006, we remain committed to providing quality services, optimizing our operations, improving cash flow and returning our business to profitability. Current plans to accomplish these objectives include:

•
Expanding our offshore capacity in the Philippines.

•
Optimizing our current capacity and better leveraging our fixed costs.

•
The potential closure of at least one additional domestic customer care center.

•
Improving our labor model and compensation programs to enhance our ability to attract and retain quality customer service representatives.

•
Increasing our "at-home" agent program to provide an alternative for those qualified employees that have a need or desire for a more flexible schedule and to improve our ability to manage productivity.

•
Working with the Customer Operations Performance Center, Inc. (COPC), the industry leader in call center standards, to implement industry leading operational processes and auditable standards of performance in our customer care centers.

Our Approach and Competitive Strategy

Our focus is to provide high quality customer care services and solutions to market leaders in the communications, healthcare, financial services, business services, travel and entertainment, and publishing industries. We have targeted primarily high growth business segments, each with critical customer care needs. Our strategy is to build long-term client relationships. By delivering consistent, customized, high quality customer care services and solutions, we strive to become a seamless part of our clients' customer relationships, resulting in increased customer retention and growth.

We believe that service quality and value are critical factors in a client's outsourcing decision. Specifically, we provide value to our client partners through customized technology applications that are scalable and provide a higher level of customer service. We bring clients the expertise to hire, train and retain skilled customer care talent and focus on the delivery of quality service and customer satisfaction.

While we believe service quality and value are the primary competitive factors, price is still a significant consideration. We are striving to meet client demand for a better educated, quality driven workforce at a lower cost by leveraging our offshore operations in the Philippines. Our approach to offshore operations is to identify international locations that have the language skills and education levels that support our desired quality of service. By identifying those clients and client programs which would benefit from the specific skills available in the Philippines, we believe we have created a lower cost solution to seamless quality service. We generally begin domestic business operations with a client before suggesting they consider our offshore capabilities. We continuously evaluate the most effective means of providing high quality, well priced services to our clients and will encourage them to make use of our Philippines customer care center if we believe it offers significant advantages to them. Our revenue rates for services rendered in the Philippines are lower, but our gross profit margins are higher on this business.

Our sales and account management teams are dedicated to prospecting and servicing clients in each of our targeted industries. Focusing their time and expertise on understanding a discrete industry or industries enables them to better understand our clients' needs and build effective client partnerships. Our sales compensation model is designed to promote strong client relationships and company profitability. We have created a sales culture aligned with our objective of building long-term profitable customer relationships that deliver quality customer service and advance our clients' business objectives.

Our strategic objective is to provide customer care service and solutions to market leaders in a limited number of key industries. We believe this will enable us to build stronger, long-term partnerships with our clients resulting in improved consistency of our revenue flow. The implications of this strategy include certain challenges that are consistent with the customer care business, but are dramatically different from the outbound customer acquisition business. By definition, the services we provide are critical to our clients' success and involve significant integration with our clients' information technology infrastructure. As a result, the sales cycle is longer, sometimes as long as eighteen months, and the applications are considerably more complex. Training for a customer service representative can last up to six weeks. It also takes longer to realize the full revenue potential of a new program or client, sometimes as long as a year and a half.

Our Target Industries and Clients

Target Industries

As part of our strategy, we have targeted primarily high growth business segments, each with critical customer care needs and businesses with unique opportunities for outsourced customer care. Our business model is to partner with robust, growing businesses with leadership positions in their markets that place a premium on customer loyalty and retention and consider high quality customer care programs an important competitive advantage. We have targeted the following industries:

•
Communications

•
Healthcare

•
Financial Services

•
Business Services

•
Travel and Entertainment

•
Publishing

For the fiscal year ended January 1, 2006, more than 90% of our revenue was generated from clients in our targeted industries and more than 75% of our clients had annual revenue in excess of $1 billion and most hold leadership positions in their industries.

Major Clients

Our ten largest clients collectively accounted for 77% of our revenue in fiscal year 2005. Four of our clients were each responsible for 10% or more of our revenues: United Parcel Services, Inc.: 12.8%; Verizon Wireless: 10.8%; T-Mobile USA: 10.6%; and Citigroup, Inc.: 10.2%. See Item 1A of this Annual Report on Form 10-K under the caption "Our revenue is generated from a limited number of clients."

Seasonality

Due to the nature of certain clients' businesses we may experience seasonality of revenues. In particular, our healthcare industry clients' call volumes experience seasonality, peaking during open enrollment and plan initiation periods, typically in the fourth and first quarter of each fiscal year and our business services client experiences peak processing needs from November through December. In addition, our ability to anticipate the seasonality of our Medicare Part D enrollment and customer care program is limited by the fact that there is no history, but ultimately, we believe revenues from this program will not be sustained at current levels.

Our Services

Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international and client-owned locations. Our services are highly customized customer care services and solutions that involve communicating with customers and managing situations that are unique to each targeted industry. We provide service through multiple communication channels, including land-based and cellular phone, internet, email, fax, direct mail correspondence and automated response generated through technology. We offer the following services in each of our targeted client industries:

Communications

Within the communications industry, we provide the following services: targeted inbound customer acquisition, product sales, ongoing account maintenance, billing issue resolution, troubleshooting product issues, product set-up services, and customer retention activities.

Healthcare

Within the healthcare industry, we offer support to plan members and healthcare plan providers alike, as well as internal client employees. Our customer service representatives answer questions regarding healthcare members' plan coverage, including benefits and eligibility, claims processing, enrollment and plan comparisons, prescription coverage, co-payment determination, internet service help desk support and insurance and coverage application assistance. For healthcare providers, our customer service representatives provide similar information regarding member eligibility and benefits and claims processing.

Financial Services

Within the financial services industry, our services include assisting customers with card activation, credit inquiries, billing issue resolution, account maintenance, balance increases and transfers, and balance inquiries.

Business Services

Within the business services industry, we provide customer care services including delivery issue resolution, business contact management and sales, member acquisition, account maintenance, billing issue resolution, research and trend analysis, troubleshooting, and claims processing.

Travel and Entertainment

For the travel and entertainment industry, we provide customer care services which include reservation booking, cancellations, billing and account management, loyalty club management, and complaint resolution.

Publishing

Within the publishing industry, we manage subscriber care by responding to customer inquiries regarding delivery, scheduling and billing. We also offer our clients assistance in readership data collection and subscription collections.

Personnel and Training

Our ability to attract, retain and develop our customer service representatives is critical to our success at delivering quality customer service. We use a hiring model designed to select employees motivated to provide high-quality customer care services. We use our performance management review process and pay-for-performance compensation program to develop and motivate our employees.

We supply each new employee with extensive job skills training delivered in an interactive environment. Training programs for front line teams are customized to client programs and teach specialized customer service skills. We add additional customer care training, direct sales techniques, empathy training, telephone etiquette, and voice inflection training. In addition to training for specific job performance, our teams receive training and reinforcement exercises on our company culture and its guiding values of honesty, integrity and respect for others.

We also provide coaching, management and leadership training to front line supervisors. Our eWitness™ technology enables our front line supervisors to provide coaching opportunities to representatives by direct observation, as does our centralized quality function. See "Quality" and "Technology and Telecommunications."

During 2005, our efforts were concentrated on refining our hiring model and enhancing our recruitment capabilities with a view toward attracting and retaining the quality talent necessary to deliver high quality customer care services. To that end, we:

•
Upgraded our sourcing and screening tools to ensure on-the-job success from each new hire.

•
Further standardized procedures for employee evaluation and screening.

•
Began piloting compensation and incentive programs designed to attract and reward high performing employees.

We had approximately 8,500 employees on March 1, 2006. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Operations and Capacity Utilization

Customer Care Centers

During 2005, we closed 12 customer care centers (including space located in our corporate offices in Deerfield, Illinois) whose core service capability was the delivery of outbound telemarketing services. The assets of four of these centers were sold to third parties. At January 1, 2006, we operated 13 customer care centers: 11 domestic, one domestic client-owned facility and one international center located in the Philippines. By reducing our underutilized facility network, we were able to improve capacity utilization and concentrate on our main business of value-added customer care services and solutions. Our Philippine center receives or initiates calls only from or to customers in the United States in accordance with our contracts with domestic companies. Centers can be configured to specific client needs and all centers have the capability to run 7 days a week, and 24 hours a day delivering customer care services across multiple contact channels, including telephone, internet, email, direct mail, correspondence and facsimile. See Item 2 of this Annual Report on Form 10-K.

Capacity and Workforce Management

Our profitability is influenced significantly by our ability to effectively manage our production capacity. We closely monitor the capacity utilization of our customer care centers and balance the costs associated with maintaining excess capacity with the flexibility needed to quickly respond to incremental client demands. In anticipation of additional offshore growth, we have leased an additional 17,000 square feet in the Philippines. Additionally, during 2005, we began to implement plans to upgrade our domestic centers.

During 2005, we successfully implemented eWFM™, a leading workforce administration platform. This platform allows us to more effectively manage our employees' time and quickly respond to changing client needs. See "Technology and Telecommunications—Operating Systems and Telephony." During 2006, we expect to address the management of our capacity and human resources holistically, by increasing our efforts to:

•
Co-locate call receipt patterns that are counter cyclical to create efficiencies and improve work load balance and resource utilization.

•
Build innovative staffing and workforce ramp-up capabilities and increase the use of "at-home" agents for added scheduling flexibility.

•
Improve schedule adherence through our real time adherence program.

•
Increase overall capacity through a detailed analysis of planned growth.

Operational Leadership and Disciplines

Our operations leadership has extensive experience in call center and customer care services management. We are continually investing in the management training and personal development of our leadership. Our leadership training program prepares team members for management and teaches management skills designed to improve the overall quality of our customer care delivery. Real time performance reporting and frequent productivity and quality audits enhance both team and individual performance. Results are tracked and communicated to individuals and supervisors across the entire program. See "Quality."

In 2005 and early 2006, we catalogued and documented our core operations practices and procedures. During 2005, we engaged COPC (the industry leader in call center standards) to review and certify audit procedures for each of these practices. In 2006, we will conduct self-audits to ensure consistent implementation of our practices across all of our customer care centers. In addition, COPC will independently audit and validate every customer care centers' compliance to Company procedures.

Program Implementation

We use an integrated team of professionals to manage the implementation and expansion of client programs. This team is led by a project manager and includes subject matter experts from operations, information technology, human resources, training, quality, sales and account management. The implementation team serves as the primary interface with our clients' own implementation resources, gets involved early in the creation of detailed project plans, and is responsible for end-to-end implementation. In addition, we typically provide additional front line supervisors at the outset of a new program to ensure smooth program start-up. The progress of each implementation project is reviewed with our senior executive team on a weekly basis.

Quality

We believe our ability to retain existing clients and to acquire new clients is directly related to the quality of the services we provide. Our customer service representatives have direct contact with our clients' customers and help form an impression of our clients' commitment to quality service. We believe these contacts are a critical component to our clients' long-term success and are committed to optimizing the level of quality service provided to our clients' customers. In 2005, we believe we made significant progress towards building a quality, performance-driven culture at all levels of our Company.

During 2005, we completed the implementation of eWitness™, a quality monitoring system, across all of our customer care centers. We also centralized and enhanced our entire quality assurance organization which provides independent, ongoing assessments of program quality through direct monitoring of our customer service representatives' interactions with customers. We added a comprehensive quality calibration process, which we expect will help ensure that our representative monitoring and feedback stays aligned with our clients' view of quality.

We realigned and upgraded our operational team structure during 2005 to drive higher levels of performance and we added a compensation model that rewards front line teams on quality and continuous improvement. Front line managers at every customer care center are required to monitor every customer service representative at least twice per week and provide coaching sessions designed to continuously improve performance. Additionally, we deployed additional verification recording technologies and expanded the teams assigned to validating customers' approvals and buying commitments.

We also regularly measure the quality of our services by benchmarking such factors as client satisfaction, customer service levels, average handle times, first call resolution, and average speed of answer. We provide site operations management and clients with status reports on a real-time basis and can transmit summary data and captured information electronically to our clients. This data enables us to quickly modify or enhance ongoing services to improve quality and effectiveness.

Technology and Telecommunications

As an integral part of refocusing our strategy on customer care services and solutions, during 2004 and 2005, we partnered with industry leaders like Avaya, Hewlett Packard, Witness Systems and BEA to upgrade our technology. We invested in our information technology infrastructure and core business applications in order to provide enterprise standardization and in our application and integration tools to enable us to develop customer solutions where we share more customer information and insight.

Customer Care Applications

Our technology strategy is to continually upgrade our capabilities within our flexible and robust multi-channel technology solution, customizing each application to efficiently manage the unique customer inquiries that occur in our targeted industries. Our application solutions are customized to meet market specialization, channel specific needs and complex architecture/process integration.

We maintain open system—client server platforms in which we develop customized (multi-channel) application solutions (e.PAC™) for our clients. Developed on third party commercially available platforms, we maintain a library of reusable, proprietary code to develop new client solutions. We have also invested in open system integration layers (third party middleware) that allow us to integrate our solutions with our clients' systems infrastructure. These solutions allow for enhanced information exchange with our clients which improves overall performance and results in an enhanced customer experience.

We have developed a fully integrated web-based reporting system (Insight™). The tool provides real-time productivity data from a secure site and communicates the data within a comprehensive set of detailed interaction reports. Reports are also routinely customized, leveraging internal and client-based data to meet individual clients' requirements.

Operating Systems and Telephony

We also use operational support systems that we deploy in each of our customer care centers. We use eWFM™, a workforce management system, to maximize our ability to forecast interaction volumes, schedule labor and provide real time adherence in order to meet fluctuating client needs. We also deploy eWitness™ as our quality assurance platform. We believe these platforms, in concert with internally developed best practices, improve our ability to provide high quality and efficient services to our clients.

We also maintain a number of internal systems to support our business. Anchored by a commercially available enterprise financial platform, we use a combination of internally developed and third party add-on systems to measure our business. We have made significant efforts to build and maintain systems and processes that ensure regulatory compliance at all levels of the organization.

We contract with multiple well established, leading providers for nationwide voice and data services. We currently obtain pricing based on volume commitments obligating us to pay for a minimum usage regardless of whether such minimum services are used. See Item 1A of this Annual Report on Form 10-K under the caption "Increases in the cost of telephone and data services or significant interruptions in such services could seriously harm our business."

System Architecture and Redundancy

Our total systems architecture incorporates advanced switching technologies, interactive voice response, speech recognition, email, chat, web collaboration, facsimile, customer relationship management solutions, knowledge tools, quality, workforce management and reporting platforms. These tools are used to customize specific solutions for our clients offering them a comprehensive set of customer care solutions.

All of the above solutions are supported by a number of back-end production systems that consolidate, process, and transfer data. These proprietary, back-end systems run primarily in a HP-UX / NT / Oracle environment and have been built with significant resource effort over a number of years. A comprehensive technology disaster recovery plan has been developed and is tested and enhanced regularly. We also develop and maintain technology continuity plans for clients ensuring the level of availability our clients require. Additionally, we maintain a fully redundant voice and data infrastructure supporting our operations and linking us to our clients. See Item 1A of this Annual Report on Form 10-K under the caption "Circumstances outside our control such as acts of God, political instability, war and terrorism could seriously harm our business."

Ongoing Investments

We intend to continue to invest in technology in order to expand our capacity, update and enhance our internal capabilities, and continue to provide reliable voice and data networks, operational support systems and customized application solutions to our clients. We intend to continue to invest in both established and emerging call center technologies in order to fully optimize our operational performance and quality.

We are currently investing in the deployment of VOIP (Voice Over Internet Protocol) technology to support both our domestic and international advanced routing requirements. VOIP technology, when fully implemented, should allow us to use all of our capacity to handle clients' peak processing needs or emergency call handling needs, by enabling quick call routing to any of our customer care centers.

We are also currently investing in technologies associated with supporting an expanded "at-home" agent program. We believe we can enhance workforce optimization and improve quality on certain programs by using agents that work from their own homes. We have built an internal infrastructure to support this program and intend to provide all of the necessary equipment to agents we deploy in this fashion. All supporting systems have been fully integrated to ensure synergy with our customer care center operations.

Client Relationships

We provide services to our clients under written contracts which generally provide for engagements of one to three years. Most contracts permit clients to terminate for convenience on short notice. Few, however, provide us with a similar right to terminate without cause. Many contracts for customer care services require adherence to a termination schedule allowing for the gradual reduction of services over a three-month to six-month period. We have, however, historically established long-term relationships with many of our clients.

Client contracts require that we bill for our services based on time spent by customer service representatives or on a per call or per transaction basis. Time can be billed by the hour or phone minute. Billing for phone minutes of service, which is increasingly common in the industry, requires greater customer service representative productivity to achieve an equivalent hourly rate. Billing on a per call or per transaction basis shifts additional operational risk to us, since managing the duration of each call is critical to achieving efficiency under this pricing method.

We are generally subject to varying client quality and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may provide bonus opportunities or, conversely, may subject us to penalties. See Item 1A of this Annual Report on Form 10-K under the caption "Our success is subject to the terms of our client contracts."

Competition

We operate in a fragmented and highly competitive market. Our competitors range in size from small firms offering specialized applications to large, publicly-traded firms operating in the business process outsourcing field. Our competitors also include clients or potential clients who provide their own customer care services internally.

In-house telemarketing, customer relationship management and customer service organizations comprise by far the largest segment of the industry. Customer care services are also being provided offshore in India, the Philippines, the Caribbean and other locations.

We believe that the principal competitive factors in the industry are management credibility and reputation, technological expertise, service quality, performance against client metrics, strength of relationship, ability to develop and implement quality, customized products and services quickly, and the cost of services. Other competitive factors include scalability, efficiency and productivity. We believe that the companies that succeed are companies that build strong client relationships and are able to successfully deliver quality customer services and solutions that provide real value, furthering their clients' progress toward business goals.

Government Regulation

Our business is subject to varying degrees of governmental regulation. In addition, several of the industries in which our clients operate are similarly regulated, particularly the telecommunications, healthcare, and financial services industries. Federal and state laws governing consumer privacy, the collection, use and security of consumer data, the use and disclosure of customer proprietary network information, the sale of insurance products, mortgage banking activities and the operations of healthcare, pharmaceutical and gaming businesses impose licensing and regulatory obligations on us. In addition, both federal and state laws regulate telephone solicitations to residential customers. Finally, our Part D Medicare enrollment and customer care programs are subject to the rules and regulations of the Center for Medicare Services.

Consumer Privacy

Key federal laws regulating consumer privacy include the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act or HIPAA and the Telecommunications Act of 1996.

Our healthcare clients are "covered entities" under HIPAA and are required to comply with standards for privacy, transaction and code sets and data security. Due to the nature of our services, we are a "business associate" under HIPAA. As a "business associate" we are required to protect the security and privacy of "protected health information" provided to our clients.

Our telecommunications clients are subject to regulations governing the unauthorized disclosure of customer proprietary network information. These regulations limit the disclosure of non-public customer information regarding telephone services such as the type of service and usage and billing information. In providing services to our telecommunications clients, we are required to comply with these regulations.

There is increasing federal and state interest in privacy protections, some aspects of which could impose additional regulatory requirements on our clients' businesses and, less directly, on our business.

Licensing

We and our employees who are involved in certain types of sales activities, such as the sale of insurance or certain healthcare products, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those entities. Other examples of activities requiring licensing include gaming, pharmaceutical and mortgage banking activities.

Telemarketing Sales

On the federal level, both the Federal Trade Commission (FTC) and the Federal Communications Commission (FCC) regulate the initiation of telephone solicitations to residential telephone subscribers. Federal regulations generally prohibit the use of deceptive, unfair and abusive telemarketing sales practices and include:

•
Restrictions on calls made by automatic dialers and announcing devices.

•
Maintenance of a national "Do Not Call" Registry and "company specific" do not call lists.

•
Restrictions on calls made to wireless telephones.

•
Prohibitions on initiating consumer telephone solicitations during certain times of the day.

•
Requirements to transmit identifying and number information for recognition by consumers' caller identification systems.

•
Requirements that various disclosures be made in the context of certain sales.

States have also enacted and continue to enact legislation governing telephone solicitations which contain similar restrictions as well as registration requirements. In addition, state and federal lawmakers are considering legislation mandating disclosure regarding the location of the service representative placing or answering the calls.

Compliance Activities

We have policies and procedures in place which are intended to meet the requirements of all applicable laws and regulations. Companies that violate any of these laws or regulations may be subject to enforcement actions, civil actions or private causes of action initiated by consumers.

Financial Information about Industry Segments

We operate our business in a single operating segment as defined in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These filings are available to the public over the internet at the SEC's website at www.sec.gov. The documents we file with the SEC may also be read and copied at the SEC's public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information regarding the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

We maintain a website with the address www.apaccustomerservices.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge (other than an investor's own internet access charges) through our website on the "Investors" section our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Item 1A.    Risk Factors.

Risk Relating to the Company and its Business

In addition to the risks and uncertainties of ordinary business operations, the following factors could cause actual results to differ from expectations or have a material adverse effect on our business, results of operations, liquidity or financial condition:

Our revenue is generated from a limited number of clients.

We derive a substantial portion of our revenue from a small number of clients. For the fiscal year ended January 1, 2006, ten clients accounted for 77% of our revenues. Four clients each constituted 10% or more of our fiscal year 2005 revenues. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our larger clients, that the volumes of our most profitable or larger programs will not be reduced, or that, should we lose a client, we would be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits. Consequently, the loss of one or more of our significant clients could have a material adverse effect on our business, results of operations, liquidity and financial condition. See Item 1 of this Annual Report on Form 10-K under the caption "Our Target Industries and Clients—Major Clients."

Our success is subject to the terms of our client contracts.

We provide services to our clients under contracts, many of which may be terminated by the client (but not by us) for convenience. In addition, most of our contracts do not have minimum volume requirements and the profitability of each client program may fluctuate, sometimes significantly, throughout various stages of a program. Certain contracts have performance-related bonus and/or penalty provisions, whereby the client may pay us a bonus or we may have to issue a credit based upon our meeting, or failing to meet, agreed upon service levels and performance metrics. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration date, that the volume of services for these programs will not be reduced or that we will be able to avoid penalties or earn performance bonuses. In addition, there can be no assurance that each client program will be profitable for us or that we will be able to terminate unprofitable client relationships without incurring significant liabilities. The loss of one or more of our significant clients, the substantial reduction of the amount of services we perform for a significant client, the payment of penalties for failure to meet performance metrics, or our inability to terminate an unprofitable client contract could have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Item 1 of this Annual Report on Form 10-K under the caption "Client Relationships."

Our success depends on the continued progress of our business turnaround.

In early 2004, we began to take a number of steps to turn around our business. We made a strategic decision to move our service scope from a universal service agency providing both inbound and outbound calling services to a company that is focused on competing more successfully in the customer care segment of our industry. While preliminary results from implementing these changes have been encouraging, there can be no assurance that these trends will continue or that we will successfully turn around our business. Failure to realize continued improvements in revenue, gross profit margins, capacity utilization and operating expenses could materially adversely affect our business, results of operations, liquidity, and financial condition. See Item 1 of this Annual Report on Form 10-K under the caption "Business Turnaround."

Our business may be affected by our cash flows from operations and borrowing availability under our current loan agreement.

Our cash flow is significantly impacted by our ability to collect our clients' accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations.

Our current loan agreement requires us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, create liens, and acquire, sell or dispose of certain assets. Our ability to borrow under the loan agreement depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, our lender retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services' proposed adjustment to our 2002 tax return which is described below. These limitations may affect our liquidity and limit our ability to make capital expenditures. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreement. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreement or, in the event of non-compliance, that we will be able to obtain waivers or amendments from our lender.

In October 2003, we received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of our remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service has audited our 2002 tax return and proposed an adjustment that would disallow this deduction. We believe that we have sufficient support for the deduction and intend to pursue our available remedies. On November 30, 2005, we filed a protest contesting the proposal adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer. At this point, it is unclear as to how this issue will ultimately be resolved. Although we have not recognized the income tax benefit related to this deduction and have previously recorded a liability for the amount of the refund, should we not prevail in this matter, we may be required to pay some or all of the previously received refund of $11.6 million, as well as interest related thereto. The timing of any repayment of the previously received refund could have a material adverse effect on our liquidity, require us to seek additional financing to fund the repayment, and result in a default under our loan agreement. There can be no assurance that we will be able to get access to the necessary funds on acceptable terms.

A significant change in operating cash flow, a failure to successfully complete our business turnaround or an adverse outcome in our pending dispute with the Internal Revenue Service could have a material adverse effect on our liquidity and our ability to comply with the covenants in the loan agreement.

Our financial results depend on our ability to effectively manage our customer care center capacity.

Our profitability is influenced significantly by our customer care center capacity utilization. We currently have significantly higher utilization during weekdays. We periodically assess the long-term capacity utilization of our customer care centers. In order to create additional capacity necessary to accommodate new and expanded programs and clients, we must consider opening new centers. The opening or expansion of customer care centers may result, at least in the short-term, in idle capacity until the new or expanded program can be fully implemented.

There can be no assurance that we will be able to achieve optimum utilization of our customer care center capacity. If we lose one or more significant clients, if the volume of calls from clients declines, or a significant contract is not implemented in the time frame or budget anticipated, our results of operations are likely to be adversely affected unless and until we are able to reduce expenses proportionately or generate additional revenues. See Item 1 of this Annual Report on Form 10-K under the caption "Operations and Capacity Utilization—Capacity and Workforce Management."

Our inability to attract and retain a sufficient number of qualified employees could negatively impact our business.

Our industry is very labor intensive and has experienced high personnel turnover. Many of our employees receive modest hourly wages and, although we employ a significant number of full-time employees, many are nevertheless employed on a part-time basis. Much of our operations, particularly complex technology-based inbound customer service, involve extensive training and require specially trained employees. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. See Item 1 of this Annual Report on Form 10-K under the caption "Personnel and Training."

Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that we will be able to hire, train and retain a sufficient labor force of qualified employees.

A significant portion of our costs consists of wages to hourly workers. An increase in hourly wages, costs of employee benefits, employment taxes or recruiting and training costs could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our business operates in a highly competitive market.

We operate in a fragmented and highly competitive market and such competition may intensify in the future. Our competitors range in size from small firms offering specialized applications to large, publicly-traded firms operating in the business process outsourcing field. Our competitors also include clients and potential clients who provide their own customer care services internally. A number of our competitors have greater resources and capabilities. See Item 1 of this Annual Report on Form 10-K under the caption "Competition."

We believe the principal competitive factors in our industry are management credibility and reputation, technological expertise, service quality, performance against client metrics, strength of relationships, ability to develop and implement quality, customized products and services quickly, and cost of services. We believe several significant factors impact the current competitive environment: (1) the market's movement from hourly pricing to other pricing models, including per call, per transaction, and per phone minute; (2) the growth in offshore capacity, which offers lower pricing than domestic capacity, largely due to the cost of labor differential; (3) many competitors have unutilized capacity; and (4) clients and potential clients are increasingly utilizing the services of call center procurement consultants in the bidding process. Such factors, when combined, are causing clients and prospective clients to demand more competitive pricing and higher quality service. There can be no assurance that we can successfully compete in this environment.

Further, we believe several other factors may affect the demand for our services. The increased use of new telephone-based technologies, such as interactive voice response systems, and increased use of the internet could reduce the demand for certain of our customer care offerings. In addition, there is increasing political concern regarding the movement of service jobs offshore, which could result in potentially adverse legislation, and there can be no assurance that we will be able to anticipate and successfully respond to all such trends in a timely manner.

Competitive pressures and changing market conditions could cause our services to lose market acceptance or result in significant price and margin erosion which could have a material adverse effect on our business, results of operations, liquidity or financial condition.

Our future success and competitiveness will depend on our ability to keep our technology up-to-date.

Our business is highly dependent on our computer and telecommunications equipment and software capabilities. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain our competitiveness. Our future success will depend in part on our ability to continue to develop information technology solutions that keep pace with evolving industry standards and changing client demands. There can be no assurance that we will successfully meet this challenge or that the technologies developed by our competitors will not render our products and services obsolete. See Item 1 of this Annual Report on Form 10-K under the caption "Technology and Telecommunications."

Our business may be affected by the success of our clients and their demand for our services.

Most of our clients are concentrated in the communications, healthcare, financial services, business services, travel and entertainment, and publishing industries. There can be no assurance that our clients will continue to market products and services or develop new products or services that require them to use our services. A significant downturn in any of these industries, a trend in any of these industries to reduce their outsourced customer care services, or a change in the customer relationship strategy in any of these industries could have a material adverse effect on our business.

Circumstances outside our control such as acts of God, political instability, equipment malfunction, war and terrorism could seriously harm our business.

Our success is dependent on the continued operation of our customer care centers. In the event of fire, power loss, weather related or other natural disaster, political instability, and other similar events, the operation of one or more customer care centers could be temporarily or permanently interrupted. If we experience a temporary or permanent interruption at one or more of our customer care centers our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. We maintain property and business interruption insurance; however, such insurance may not adequately compensate for any losses we may incur.

In addition, our business is highly dependent on our computer and telephone equipment and software systems. Should we experience a temporary or permanent loss of such equipment or systems (through casualty or operating malfunction) or should the security of our computer or telephone systems be compromised or breached, our business, results of operations, liquidity and financial condition could be materially and adversely affected.

The risks of war and potential terrorist attacks on our operations cannot be estimated. War and terrorist attacks could disrupt operations and have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our business and our clients' businesses are subject to federal and state regulation.

Our business is subject to varying degrees of governmental regulation. In addition, several of the industries in which our clients operate are similarly regulated, particularly in the telecommunications, healthcare, and financial services industries.

Federal and state laws governing consumer privacy, the collection and use of consumer data, the use and disclosure of customer proprietary network information, the sale of insurance products, mortgage banking activities and the operations of healthcare, pharmaceutical and gaming businesses impose licensing and regulatory obligations on us. In addition, federal and state laws regulate telephone solicitations to consumers. Finally, our Part D Medicare enrollment and customer care programs are subject to the rules and regulations of the Center for Medicare Services. See Item 1 of this Annual Report on Form 10-K under the caption "Government Regulation."

There can be no assurance that we will not be subject to agency or state proceedings alleging violation of such laws. We also could be subject to a variety of enforcement or private actions due to our failure or the failure of our clients to comply with such regulations.

Future laws and regulations may require us to modify our operations or service offerings in order to effectively meet our clients' service requirements, and there can be no assurance that additional regulations would not limit our activities or significantly increase the cost of regulatory compliance.

There is increasing federal and state interest in further regulation of consumer privacy and the regulation of the movement of service jobs offshore, some aspects of which could impose additional regulatory pressure on our clients' businesses and, less directly, on our business. Additional regulation in these areas could reduce the demand for our services.

Our financial results may be affected by risks associated with international operations and expansion.

We intend to continue to expand and pursue opportunities for our offshore customer care center in the Philippines and may consider other foreign operations. There are certain risks inherent in conducting business internationally, including exposure to currency fluctuations, the necessity to comply with foreign laws, unexpected changes in foreign laws and regulations, difficulties in staffing and managing foreign operations, foreign political instability, changes in clients' sourcing preferences and potentially adverse tax consequences.

In particular, we serve an increasing number of U.S. clients from our customer care center in the Philippines. Contracts with these clients are typically priced in U.S. dollars while costs incurred in operating the center are denominated in Philippine pesos, which represent a foreign currency exchange risk to us.

There can be no assurance that one or more such factors will not have a material adverse effect on our international operations and, consequently, on our business, results of operations, liquidity and financial condition.

Increases in the cost of telephone and data services or significant interruptions in such services could seriously harm our business.

Our business is materially dependent on telephone and data services provided by various local and long distance telephone companies. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could adversely affect our business, results of operations, liquidity and financial condition. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services, could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our success depends on key personnel.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees. There can be no assurance that we will be able to attract, motivate and retain the services, of such officers and employees. The loss of key personnel could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our principal shareholder can exercise significant control over the Company.

Mr. Theodore G. Schwartz, our Chairman, beneficially owns approximately 20% of our outstanding common shares. In addition, four trusts and a partnership established by Mr. Schwartz, beneficially own an aggregate 30.5% of our outstanding common shares. As a result, Mr. Schwartz is able to exercise significant control over the outcome of substantially all matters requiring action by our shareholders. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of January 1, 2006, our corporate headquarters was located in Deerfield, Illinois in leased facilities consisting of 26,220 square feet of office space rented under a lease that expires in August 2008. We also lease an additional approximately 66,000 square feet at this location that is currently unoccupied. We are in the process of seeking a tenant for this space. We also maintain corporate offices in approximately 60,000 square feet of office space in Cedar Rapids, Iowa which we own. We lease all of the other facilities used in our operations on commercially reasonable terms. The leases for our other facilities expire generally between June 2006 and May 2011 and typically contain renewal options. We believe that our existing facilities are suitable and adequate for our current operations, but additional facilities may be required to support growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

As of January 1, 2006, we operated customer care centers and workstations in the following states and foreign country:

Customer Care Center Locations	Number of Workstations
Tuscon, Arizona	663
Davenport, Iowa	673
Cedar Rapids, Iowa	213
Waterloo, Iowa	304
Wichita, Kansas	176
Omaha, Nebraska	297
Utica, New York	381
Westminster, Oklahoma	184
Corpus Christi, Texas	847
Newport News, Virginia (client owned)	717
Green Bay, Wisconsin	508
LaCrosse, Wisconsin	350

Total US Based	5,313
Manila, Philippines	1,240

Total	6,553

Item 3.    Legal Proceedings.

We are subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of our business. We do not believe that the outcome of any pending claims will have a material adverse effect on our business, results of operations, liquidity or financial condition. Although we do not believe that any such proceeding will result in a material adverse effect, no assurance to that effect can be given.

On June 30, 2005, we settled a pending arbitration proceeding with Harmon Glass Solutions (Harmon) which arose out of a breach of contract claim by Harmon. We maintained that we had performed our obligations and claimed that Harmon had breached its contractual obligations to us. The vast majority of the settlement was paid by our insurance carrier.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
Robert J. Keller	52	President and Chief Executive Officer
Joseph R. Doolan	42	Vice President and Controller
George H. Hepburn III	46	Senior Vice President, and Chief Financial Officer
David J. LaBonte	56	Senior Vice President, Operations
James M. McClenahan	47	Senior Vice President, Sales and Marketing
Mark E. McDermott	45	Senior Vice President and Chief Information Officer
Pamela R. Schneider	46	Senior Vice President, General Counsel and Secretary
Karen R. Tulloch	49	Senior Vice President, Human Resources

Robert J. Keller joined us as President and Chief Executive Officer as of March 2004. Mr. Keller is also a Director of the Company. From February 1998 until he joined us, Mr. Keller served in various capacities at Office Depot, Inc., most recently as President, Business Services Group. Prior to joining Office Depot, Inc. Mr. Keller was Executive Vice President (1993-1998) and Senior Vice President (1988-1993) of Dun & Bradstreet Corporation.

Joseph R. Doolan, Vice President and Controller, joined us in January 2006 as Vice President and Controller. From April 2004 to January 2006, Mr. Doolan was employed by CNH Capital, where he held various positions, most recently Vice President, Controller. Prior to joining CNH Capital, Mr. Doolan was Controller at GE Healthcare Financial Services from 2002-2003. From 1995-2002, Mr. Doolan was employed by Heller Financial, Inc. where he held a variety of financial management positions.

George H. Hepburn III joined us in September 2005 as Senior Vice President and Chief Financial Officer. From 1993 to April 2004, Mr. Hepburn was employed by Caremark Rx, Inc. where he held a variety of positions, most recently Senior Vice President, Finance and Development. In the interim, Mr. Hepburn provided financial consulting services as an independent contractor.

David J. LaBonte, Senior Vice President, Operations joined us in April 1997 and was promoted to Senior Vice President, Operations in July 2005 after having served in a variety of field operations positions of increasing responsibility.

James McClenahan joined us in May 2004 as Senior Vice President, Sales and Marketing. From September 2002 to May 2004, Mr. McClenahan was employed by Danka Office Imaging as President, Latin America Division. From July 1996 to May 2002, Mr. McClenahan was employed by Office Depot, Inc., where he held various positions, most recently Senior Vice President of Central Region Sales, Business Services Group.

Mark E. McDermott joined us in March 1996 and was promoted to Senior Vice President and Chief Information Officer in April 2004. Prior to March 1996, Mr. McDermott was employed by Discovery Zone, Inc. as Senior Vice President, Information Technology (1993-1996).

Pamela R. Schneider, Senior Vice President, General Counsel and Secretary, joined us in June 2005. From 1996 to 2005, Ms. Schneider was employed by Sears, Roebuck and Co. in a variety of legal positions, most recently as Vice President, Deputy General Counsel—Retail Merchandising & Marketing.

Karen R. Tulloch joined us as the Senior Vice President, Human Resources in June 2005. From 1979 to 2005, Ms. Tulloch was employed by Sears, Roebuck and Co. in a variety of positions, most recently as Vice President, Talent Acquisition.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the NASDAQ National Market under the symbol "APAC." The following table sets forth, for the periods indicated, the high and low sale prices of our common shares as reported on the NASDAQ National Market during such period.

	High	Low
Fiscal Year 2005:
First Quarter	$2.00	$1.13
Second Quarter	$1.31	$0.65
Third Quarter	$1.27	$0.69
Fourth Quarter	$1.91	$0.88
	High	Low
Fiscal Year 2004:
First Quarter	$3.39	$2.34
Second Quarter	$3.15	$1.65
Third Quarter	$1.90	$1.50
Fourth Quarter	$1.79	$1.45

As of March 1, 2006, there were approximately 1,000 holders of record of our common shares. We did not pay any dividends on common shares in fiscal years 2005 or 2004, nor did we repurchase any common shares. We currently intend to retain future earnings to finance our growth and development and, therefore, do not anticipate paying any cash dividends or making purchases of any common shares in the foreseeable future. In addition, our loan agreement restricts the payment of cash dividends and the repurchase of common shares. See Item 7 of this Annual Report on Form 10-K under the caption "Liquidity and Capital Resources." Payment of any future dividends or purchases of any common shares will depend upon the future earnings and capital requirements and other factors the Board of Directors considers appropriate. See Item 12 of this Annual Report on Form 10-K under the caption "Equity Compensation Plan Information."

Item 6. Selected Financial Data.

APAC CUSTOMER SERVICES, INC.
SELECTED FINANCIAL DATA

	For the Fiscal Years Ended(1)
	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001
	(Dollars in thousands, except share data, statistical data and notes)
OPERATING DATA:
Net revenue	$239,845	$273,239	$322,852	$371,198	$428,844
Cost of services	217,124	239,783	263,153	295,874	356,221

Gross profit	22,721	33,456	59,699	75,324	72,623
Selling, general and administrative expenses	34,369	39,712	48,633	50,283	56,967
Restructuring and other charges(2)	8,216	1,873	3,238	8,139	9,004
Asset impairment charges(3)	10,886	2,234	420	1,005	8,608

Total operating expenses	53,471	43,819	52,291	59,427	74,579

Operating (loss) income	(30,750)	(10,363)	7,408	15,897	(1,956)
Other (income) expense	(600)	(361)	(100)	(47)	22
Interest expense, net	1,408	620	1,131	6,532	7,756
Income taxes (benefit)	(9,160)	(4,123)	2,038	3,218	(4,770)

Net income (loss)	$(22,398)	$(6,499)	$4,339	$6,194	$(4,964)

NET INCOME (LOSS) PER SHARE:
Basic	$(0.45)	$(0.13)	$0.09	$0.13	$(0.10)
Diluted	$(0.45)	$(0.13)	$0.09	$0.13	$(0.10)
Weighted average shares outstanding:
Basic	49,455	49,453	49,436	49,244	48,780
Diluted	49,455	49,453	49,461	49,415	48,780
BALANCE SHEET DATA:
Cash and cash equivalents	$960	$271	$11,428	$14,530	$21,213
Working capital	(8,382)	8,511	15,681	37,367	27,793
Capital expenditures	8,699	11,206	8,348	6,494	8,971
Total assets	111,050	119,533	134,593	149,394	183,710
Long-term debt, less current maturities	—	—	313	28,872	42,968
Shareholders' equity	51,874	74,163	80,730	76,427	67,997
STATISTICAL DATA:
Number of customer care centers(4)	13	24	28	32	48
Number of workstations(4)	6,553	6,886	6,982	7,523	10,208
Net revenue per workstation(5)	$35,172	$40,144	$42,870	$39,479	$41,563

See accompanying notes.

Notes to Selected Financial Data

(1)
We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks, except for fiscal year 2004 which ended January 2, 2005. Fiscal year 2004 was 53 weeks. The effect of the additional week in fiscal year 2004 was to increase revenues and gross profit by $4.1 million and $87,000, respectively and to increase operating loss by $336,000.

  The fiscal years presented are as follows:

Fiscal Year	Fiscal Year End
2001	December 30, 2001
2002	December 29, 2002
2003	December 28, 2003
2004	January 2, 2005
2005	January 1, 2006
(2)
We recorded $8.2 million of restructuring and other charges in fiscal year 2005 which included $7.7 million of restructuring charges and $0.5 million of other charges. The 2005 restructuring charges consisted of $4.9 million and $0.5 million, respectively, for the write-off of property and lease termination and other costs associated with the reduction of our corporate office space in Deerfield, Illinois and the closure of seven additional customer care centers and $2.3 million in severance costs related to the elimination of administrative and support positions. We recorded $2.0 million of restructuring charges in fiscal year 2004, partially offset by the reversal of $0.2 million in prior year charges not utilized. The 2004 restructuring charges consisted of $1.5 million in severance costs related to elimination of administrative and support positions and $0.5 million for the write-off of property and lease termination and other costs associated with the closure of three customer care centers. We recorded $3.4 million of restructuring charges in fiscal year 2003, partially offset by the reversal of $0.1 million in prior year charges not utilized. The 2003 restructuring charges consisted of $2.8 million in severance costs related to the elimination of administrative and support positions and $0.6 million for the write-off of property and lease termination and other costs associated with the closure of five customer care centers. We recorded $8.4 million of restructuring charges in fiscal year 2002, partially offset by the reversal of $0.3 million in prior year charges not utilized. The 2002 restructuring charges consisted of $5.8 million for the write-off of property and lease termination and other costs associated with the closure of sixteen customer care centers and the transition of one customer care center under a facility management contract and $2.6 million in severance costs related to the elimination of administrative and support positions. We recorded $9.0 million in restructuring and other charges in fiscal year 2001 which included $6.6 million in restructuring charges and $2.4 million of other charges associated with the settlement of litigation and additions to bad debt provisions. The 2001 restructuring charges consisted of $4.1 million in severance costs associated with the elimination of administrative and support positions and $2.5 million for the write-off of property and lease termination and other costs associated with the closure of seven customer care centers.

(3)
We recorded $10.9 million of asset impairment charges in fiscal year 2005, including the write-down of goodwill of $10.5 million. We recorded $2.2 million of asset impairment charges during fiscal year 2004 relating to the write-off of unutilized software and telecommunications equipment. Fiscal year 2003 asset impairment charges of $0.4 million related to the write-off of certain software licenses and computer hardware. Asset impairment charges in fiscal years 2002 and 2001 of $1.0 million and $8.6 million, respectively, related to the write-off of certain non-performing IT hardware and software costs and, in 2002, certain telecommunications equipment.

(4)
Represents the number of customer care centers and workstations as of the end of such fiscal year.

(5)
Net revenue per workstation is based on the average number of workstations for each of the fiscal years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes which appear beginning on page 40 of this Annual Report on Form 10-K. Our management's discussion and analysis contains "forward-looking statements."

Overview

APAC is a leading provider of customer care services and solutions to market leaders in the communications, healthcare, financial services, business services, travel and entertainment, and publishing industries. From 1995 through 2000, we experienced rapid growth, followed by a decline in business from 2000 through 2005. During both of these periods, we offered both customer care and outbound customer acquisition services to our clients. Customer acquisition services involve an APAC telephone sales representative making a telemarketing call to a consumer to sell a client's products or services. The principal factors that led to the decline include a reduction in volume from several key clients, industry trends towards offshore outsourcing, and pricing pressures resulting from increased competition in, and regulatory factors affecting, the outbound telemarketing business. In July 2005, we announced a strategic restructuring to exit the outbound telemarketing business and focus primarily on customer care applications.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of the financial statements and often require significant and complex judgments by us, employing the use of estimates and judgments on matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates and judgments in these areas based on historical experience and other relevant factors. The estimates as of the date of the financial statements reflect our best judgment giving consideration to all currently available facts and circumstances. We believe our estimates and judgments are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. We have used methodologies that are consistent from year to year in all material respects. We have identified the following accounting policies and estimates that we believe are most critical in the preparation of our consolidated financial statements: revenue recognition, accounting for long-lived assets, goodwill and other intangible assets, restructuring charge, allowance for doubtful accounts, accounting for employee benefits and income taxes. Any deviation from these policies or estimates could have a material impact on the financial statements.

Revenue recognition

We recognize customer service revenues as services are performed for our clients. Client contracts generally require that we bill for our services based on time spent by customer service representatives or on a per call or per transaction basis. Time can be billed by the hour or phone minute. We are generally subject to varying client quality, service level, and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may provide bonus opportunities, or conversely, may subject us to penalties, which are recognized as earned or incurred.

Accounting for long-lived assets

Long-lived assets consist primarily of property, equipment and capitalized software. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections we make, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards, (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

Any decision to reduce capacity by closing customer care centers or to abandon software may result in a write-off of the net book value of the affected assets. In this circumstance, the impairment charge is determined based upon the amount by which the net book value of the assets exceeds their fair market value. In making these determinations, we utilize certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in our operations and estimated salvage values. The remaining useful life of the impaired assets will be reassessed and revised if necessary.

Goodwill and other intangible assets

Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," we are required to test all existing goodwill and intangible assets for impairment at least annually. Our policy is to test goodwill for impairment as of the end of each fiscal year. If events occur that would necessitate a more frequent review, we will perform our evaluation for impairment at that time. Under the provisions of SFAS No. 142, we evaluate the remaining useful life of our customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period.

Restructuring charge

Under the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," we record a liability for costs associated with an exit or disposal activity when a liability is incurred. A restructuring charge may be recognized for certain employee termination benefits and other costs when we exit an activity. The amount of a restructuring charge is based on our estimate of severance and other costs to be paid to terminated employees and costs associated with the termination of lease obligations, net of estimated sublease rental income.

Allowance for doubtful accounts

We record an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for certain identified receivables and an additional allowance for estimated losses on all other receivables based on their age and on collection history.

Accounting for employee benefits

We record an accrued liability for group health and workers' compensation claims based on an estimate of claims incurred, but not reported, as well as asserted claims at the end of a period. This estimate is derived from an analysis performed by actuaries we hire who have expertise in this area. Although these estimates are generally reliable, changes in the employee mix and unforeseen events could result in an adjustment to these estimates.

Income taxes

We account for income taxes using the asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. We record a reserve for tax contingencies until we believe it is probable that the deductions giving rise to these contingencies will not be successfully challenged.

Results of Operations

The following table sets forth selected information about our results of operations for fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 (fiscal years 2005, 2004, and 2003, respectively). Certain additional items of net revenue and cost of services have been included as we believe they would enhance an understanding of our results of operations.

	For the Fiscal Year Ended
	January 1, 2006	January 2, 2005(1)	December 28, 2003	2005 over 2004	2004 over 2003
	(Dollars in thousands, except statistical data and notes)
Net Revenue:
Domestic	$190,054	$195,208	$222,735	(2.6)%	(12.4)%
Off-shore	10,967	2,199	614	*	*
Restructured outbound business	38,824	75,832	99,503	(48.8)	(23.8)

Total net revenue	239,845	273,239	322,852	(12.2)%	(15.4)%

Cost of Services:
Direct labor	137,695	155,871	173,368	(11.7)%	(10.1)%
Other facility expenses	79,429	83,912	89,785	(5.3)	(6.5)

Total cost of services	217,124	239,783	263,153	(9.4)%	(8.9)%

Percentage of revenue	90.5%	87.8%	81.5%	*	*

Gross profit.	22,721	33,456	59,699	(32.1)%	(44.0)%
Gross profit percentage	9.5%	12.2%	18.5%	*	*
Operating Expenses:
Selling, general & administrative expenses	34,369	39,712	48,633	(13.5)%	(18.3)%
Restructuring and other charges	8,216	1,873	3,238	*	(42.2)
Asset impairment charges	10,886	2,234	420	*	*

Total operating expenses	53,471	43,819	52,291	22.0%	(16.2)%

Operating (loss) income	(30,750)	(10,363)	7,408	196.7%	(239.9)%
Other income	(600)	(361)	(100)	66.2	*
Interest expense, net	1,408	620	1,131	*	(45.2)

Income (loss) before income taxes	(31,558)	(10,622)	6,377	197.1%	(266.6)%
Provision (benefit) for income taxes	(9,160)	(4,123)	2,038	*	*

Net (loss) income	$(22,398)	$(6,499)	$4,339	244.6%	(249.8)%

(1)
We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks, except for fiscal year 2004 which ended January 2, 2005. Fiscal year 2004 was 53 weeks. The effect of the additional week in fiscal year 2004 was to increase revenues and gross profit by $4.1 million and $87,000 respectively and increase operating loss by $336,000.

*
Means that the percentage change is not meaningful.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we use the following measures defined as non-GAAP financial measures: EBITDA, adjusted EBITDA, adjusted operating income, free cash flow and adjusted free cash flow. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP.

We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses that may not be indicative of our core business operating results. We believe management, investors and lenders benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate internal comparisons to our historical performance and liquidity. We believe that these non-GAAP financial measures are useful to investors in allowing for greater transparency with respect to supplemental information used by us in our financial and operational decision making.

We expect to use consistent methods for computation of non-GAAP financial measures. Our calculations of non-GAAP financial measures may not be consistent with calculation of similar measures used by other companies. The accompanying notes have more details on the GAAP financial measures that are most directly comparable to non-GAAP financial measures and the related reconciliations between these financial measures.

	For the Fiscal Year Ended
	January 1, 2006	January 2, 2005(1)	December 28, 2003	2005 over 2004	2004 over 2003
	(Dollars in thousands, except statistical data and notes)
EBITDA(2)	$(18,032)	$1,053	$19,523	(1,812.4)%	(94.6)%
Adjusted EBITDA(2)	1,070	5,160	23,181	(79.3)	(77.7)
Adjusted operating income (loss)(3)	(11,648)	(6,256)	11,066	86.2	(156.5)
Free cash flow(4)	(26,731)	(10,153)	11,175	163.3	(190.9)
Adjusted free cash flow(4)	(7,629)	(6,046)	14,833	26.2	(140.8)
Statistical Information:
Number of customer care centers
Domestic	12	23	27	(11)	(4)
Off-shore	1	1	1	—	—

Total	13	24	28	(11)	(4)

Number of workstations
Domestic	5,313	6,286	6,782	(973)	(496)
Off-shore	1,240	600	200	640	400

Total	6,553	6,886	6,982	(333)	(96)

Net revenue per workstation
Domestic	$37,564	$41,723	$43,480	$(4,159)	$(1,757)
Off-shore	15,102	7,089	4,093	8,013	2,996

See accompanying notes.

Notes to Non-GAAP Financial Measures

(1)
We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented except for fiscal year 2004 which ended January 2, 2005, were 52 weeks. Fiscal year 2004 was 53 weeks. The effect of the additional week in fiscal year 2004 was to increase revenues and gross profit by $4.1 million and $87,000 respectively and increase operating loss by $336,000.

(2)
We define EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation and amortization, and interest expense. We define adjusted EBITDA as EBITDA plus restructuring and other charges and asset impairment charges. We use EBITDA and adjusted EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that EBITDA and adjusted EBITDA are of interest to our investors to be able to evaluate our financial results using the same measures we use.

  EBITDA and adjusted EBITDA do not represent funds available for our discretionary use and are not intended to represent or to be used as a substitute for net income (loss) or cash flow from operations data as measured in accordance with GAAP. The items excluded from EBITDA and adjusted EBITDA are significant components of our statements of operations and must be considered in performing a comprehensive assessment of our overall financial results.

  EBITDA and adjusted EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	For the Fiscal Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(Dollars in thousands)
Net (loss) income	$(22,398)	$(6,499)	$4,339

Provision (benefit) for income taxes	(9,160)	(4,123)	2,038
Interest expense	1,408	620	1,131
Depreciation and amortization	12,118	11,055	12,015

EBITDA	$(18,032)	$1,053	$19,523

Restructuring and other charges	8,216	1,873	3,238
Asset impairment charges	10,886	2,234	420

Adjusted EBITDA	$1,070	$5,160	$23,181

Notes to Non-GAAP Financial Measures (continued)

(3)
We define adjusted operating income (loss) as operating income (loss) less restructuring and other charges and asset impairment charges. We use this measure, in addition to operating income, to assess our financial performance and believe that it is of interest to our investors in relation to our ongoing operating results.

  Adjusted operating income (loss) is not intended to represent or to be used as a substitute for operating income as measured in accordance with GAAP. The items excluded from adjusted operating income (loss) include restructuring and other charges and asset impairment charges that are significant components of our statements of operations and must be considered in performing a comprehensive assessment of our overall financial results.

  Adjusted operating income (loss) can be reconciled to operating income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	For the Fiscal Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(Dollars in thousands)
Operating (loss) income	$(30,750)	$(10,363)	$7,408

Restructuring and other charges	8,216	1,873	3,238
Asset impairment charges	10,886	2,234	420

Adjusted operating (loss) income	$(11,648)	$(6,256)	$11,066

Notes to Non-GAAP Financial Measures (continued)

(4)
We define free cash flow as EBITDA less capital expenditures and adjusted free cash flow as free cash flow less restructuring and other charges and asset impairment charges. We use free cash flow and adjusted free cash flow, in addition to net cash provided (used) by operating activities, to assess our liquidity and performance and believe that free cash flow and adjusted free cash flow are of interest to our investors in relation to our debt covenants as capital expenditures are a significant use of our cash.

	For the Fiscal Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(Dollars in thousands)
EBITDA	$(18,032)	$1,053	$19,523
Capital expenditures	(8,699)	(11,206)	(8,348)

Free cash flow	$(26,731)	$(10,153)	$11,175

Restructuring and other charges	8,216	1,873	3,238
Asset impairment charges	10,886	2,234	$420

Adjusted free cash flow	$(7,629)	$(6,046)	$14,833

  Free cash flow and adjusted free cash flow do not represent funds available for our discretionary use and are not intended to represent or to be used as a substitute for cash flow from operating activities as measured in accordance with GAAP. The items excluded from free cash flow and adjusted free cash flow are significant components of our statements of operations and statements of cash flows and must be considered in performing a comprehensive assessment of our overall financial results.

  Free cash flow and adjusted free cash flow can be reconciled to the net cash provided (used) by operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	For the Fiscal Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(2,405)	$490	$34,026

Purchase of property and equipment, net	(8,699)	(11,206)	(8,348)
Provision (benefit) for income taxes	(9,160)	(4,123)	2,038
Interest expense	1,408	620	1,131
Changes in operating assets and liabilities	(5,431)	2,981	(16,208)
Asset impairment charges	(10,886)	(2,234)	(420)
Loss on sale of property and equipment	339	—	—
Increase (decrease) in deferred income taxes	9,007	3,394	(937)
Non-cash restructuring	(904)	(75)	(107)

Free cash flow	$(26,731)	$(10,153)	$11,175

Restructuring and other charges	8,216	1,873	3,238
Asset impairment charges	10,886	2,234	420

Adjusted free cash flow	$(7,629)	$(6,046)	$14,833

Fiscal Year 2005 Results of Operations Compared to Fiscal Year 2004 Results of Operations

Net revenue decreased 12.2% to $239.8 million in fiscal year 2005 from $273.2 million in fiscal year 2004, a decrease of $33.4 million. The year over year revenue decline was primarily due to reductions in the domestic outbound customer acquisition business of $37.0 million and the absence of revenue from the 53rd week of fiscal year 2004 of $4.1 million, partially offset by an increase of $8.8 million in off-shore revenue.

Cost of services decreased 9.4% to $217.1 million in fiscal year 2005 from $239.8 million in fiscal year 2004. The revenue decline resulted in an 11.7% reduction in direct labor costs. In addition, operational efficiencies and the reduction in call center overhead as a result of the July 2005 restructuring contributed to the $22.7 million reduction in cost of services. The July 2005 restructuring resulted in the closure of twelve customer care centers (including space located in our corporate offices in Deerfield, Illinois). The assets of four of these centers were sold to third parties. As a percent of revenue, cost of services increased to 90.5% in fiscal year 2005 from 87.8% in fiscal year 2004. This increase was due to significantly underutilized capacity and excess overhead expenses during the first half of fiscal year 2005.

Gross profit decreased $10.8 million to $22.7 million in fiscal year 2005 from $33.5 in fiscal year 2004 due primarily to the reduction in volume. As a percent of revenue, gross profit margin decreased to 9.5% in fiscal year 2005 from 12.2% in fiscal year 2004 driven by significant underutilized capacity and excess overhead expenses.

EBITDA declined from $1.1 million in fiscal year 2004 to a negative $18.0 million in fiscal year 2005 due to the $10.8 million decline in gross profit and higher operating expenses driven by increases of $8.7 million and $6.3 million in asset impairment charges and restructuring and other charges, respectively. The increase in asset impairment charges and restructuring and other charges was due primarily to the charges associated with the July 2005 restructuring and the $10.5 million write-down of goodwill. Fiscal year 2005 asset impairment charges were $10.9 million compared to $2.2 million in fiscal year 2004 and fiscal year 2005 restructuring and other charges were $8.2 million compared to $1.9 million in the prior fiscal year. Adjusting for restructuring and other charges and asset impairment charges, adjusted EBITDA declined $4.1 million to $1.1 million in fiscal year 2005 from $5.2 million in fiscal year 2004.

Selling, general and administrative expenses decreased 13.5% to $34.4 million in fiscal year 2005 from $39.7 in fiscal year 2004. The decrease resulted primarily from a reduction of administrative and support positions as a result of the July 2005 restructuring.

We recorded restructuring and other charges of $8.2 million in fiscal year 2005 which included $7.7 million of restructuring charges and $0.5 million of other charges. Components of the 2005 restructuring charges included: the write-off of property and lease termination and other costs associated with the reduction of our corporate office space in Deerfield, Illinois ($4.9 million) and the closure of seven additional customer care centers ($0.5 million); and severance costs related to the elimination of administrative and support positions ($2.3 million). Cash charges totaling $2.4 million relating to the July 2005 restructuring have been paid through January 1, 2006. The remaining $4.5 million of cash charges, primarily related to lease termination costs, are payable in fiscal years 2006 through 2008.

Restructuring charges totaled $2.0 million in fiscal year 2004, partially offset by the reversal of $0.2 million of prior year charges not utilized. Components of the 2004 restructuring charges included: severance costs related to the elimination of administrative and support positions ($1.5 million); and the write-off of property and lease termination and other costs associated with the closure of eight customer care centers ($0.5 million). Cash charges totaling $1.7 million relating to the fiscal year 2004 restructuring have been paid through January 1, 2006. The remaining $0.1 million of cash charges, primarily related to severance costs, are payable by the end of fiscal year 2006.

In fiscal year 2005, we recorded $10.9 million of asset impairment charges, $10.5 million of which represents a non-cash charge associated with the write-down of goodwill. We recorded $2.2 million of asset impairment charges in fiscal year 2004 relating to the write-off of unutilized software and telecommunications equipment.

Operating loss was $30.8 million in fiscal year 2005, an increase from an operating loss of $10.4 million in fiscal year 2004 primarily due to a decline in gross profit margin of $10.8 million, increases in asset impairment and restructuring and other charges of $8.7 million and $6.3 million, respectively, partially offset by a decrease in selling, general and administrative expenses of $5.3 million. Adjusting for restructuring and other charges and asset impairment charges, adjusted operating loss increased from $6.3 million in fiscal year 2004 to $11.6 million in fiscal year 2005. This increase was also primarily the result of lower gross profit margins, partially offset by a decrease in selling, general and administrative expenses.

Net interest expense increased to $1.4 million in fiscal year 2005 from $0.6 million in fiscal year 2004 due to an increase in borrowings in 2005 primarily to fund purchases of property and equipment and severance costs related to the July 2005 restructuring.

Our effective income tax rate was 29.0% in fiscal year 2005 compared to 38.8% for fiscal year 2004. The decrease in the effective tax rate was driven by the nondeductibility of the $10.5 million charge for goodwill impairment and the recognition of tax credits in the computation of the fiscal year 2005 tax benefit.

Fiscal Year 2004 Results of Operations Compared to Fiscal Year 2003 Results of Operations

Net revenue decreased 15.4% to $273.2 million in fiscal year 2004 from $322.9 million in fiscal year 2003, a decrease of $49.7 million. This decrease is primarily attributable to the decision by Comcast Corporation, one of our clients, to bring certain marketing programs in-house, a reduction in the mortgage servicing business and reduced customer acquisition volumes related to the impact of the rollout of the national Do Not Call registry on October 1, 2003.

Cost of services decreased $23.4 million in fiscal year 2004, or 8.9%, to $239.8 million from $263.2 million in fiscal year 2003. Approximately 75% of the decrease in cost of services resulted from lower direct costs associated with the decline in revenue, while the remaining reduction related to cutbacks in overhead spending, including savings associated with customer care center closings. As a percent of revenue, cost of services increased to 87.8% in fiscal year 2004 from 81.5% in fiscal year 2003 due to lower revenue rates realized per hour of work performed, the effect of lower volumes on certain fixed costs, higher labor costs and spending associated with operational improvement initiatives. Lower revenue rates resulted from price concessions in response to competitive pressures and operational inefficiencies related to certain non-hourly paid programs.

EBITDA declined from $19.5 million in fiscal year 2003 to $1.1 million in fiscal year 2004 due to a $26.2 million reduction in gross profit driven by the decrease in net revenue and costs of services, partially offset by lower selling, general and administrative expenses of $8.9 million. Adjusting for restructuring and other charges and asset impairment charges, adjusted EBITDA declined to $5.2 million in fiscal year 2004 from $23.2 million in fiscal year 2003 for the same reasons.

Selling, general and administrative expenses decreased to $39.7 million in fiscal year 2004 from $48.6 million in fiscal year 2003, a decrease of $8.9 million or 18.3%. Expenses declined from the prior year primarily due to lower employee related expenses resulting from headcount reductions, reduced incentive and overhead expenses and a decrease in bad debt expense. As a percent of revenue, selling, general and administrative expenses were 14.5% in fiscal year 2004 compared to 15.1% in fiscal year 2003.

We recorded $2.0 million of restructuring charges in fiscal year 2004 related to the closure of three customer care centers, the transition of one center to a client and the elimination of certain administrative and support positions. These charges included severance costs of $1.5 million resulting from the elimination of administrative and support positions and $0.5 million for the write down of property and lease termination and other costs. Cash charges totaling $1.5 million relating to the fiscal year 2004 restructuring have been paid through January 2, 2005. The remaining $0.3 million of cash charges, primarily related to severance costs, are payable by the end of fiscal year 2006. Restructuring and other charges also included the reversal of $0.2 million of prior year charges that were not utilized.

We recorded $3.4 million of restructuring charges in fiscal year 2003 related to the closure of five customer care centers and the elimination of certain administrative and support positions, partially offset by the reversal of $0.1 million in prior year charges not utilized. These charges included severance costs of $2.8 million resulting from the elimination of salaried positions, $0.1 million for the write down of property and $0.5 million of lease termination and other costs. Cash charges totaling $2.8 million relating to the fiscal year 2003 restructuring have been paid through January 2, 2005. The remaining $0.3 million of cash charges, primarily related to severance costs, is payable by the end of fiscal year 2006.

We recorded $2.2 million of asset impairment charges during fiscal year 2004 relating to the write-off of unutilized software and telecommunications equipment. Fiscal year 2003 asset impairment charges of $0.4 million related to the write-off of certain software licenses and computer hardware.

We generated an operating loss of $10.4 million in fiscal year 2004 compared to $7.4 million of operating income for fiscal year 2003. The decrease is primarily due to the lower gross profit margins in fiscal year 2004, partially offset by a reduction of selling, general and administrative expenses, as previously discussed. Adjusted for restructuring and other charges and asset impairment charges, adjusted operating loss declined to $6.3 million in fiscal year 2004 from adjusted operating income of $11.1 million in fiscal year 2003 for the same reasons.

Net interest expense for fiscal year 2004 decreased $0.7 million from fiscal year 2003. This decrease reflects the pay down of substantially all debt in fiscal year 2003 and lower interest rates.

Our effective income tax rate was 38.8% for fiscal year 2004 compared to 32.0% in the prior year period. This increase was primarily due to the non-recurring effect of tax credits on taxable income in fiscal year 2003.

Liquidity and Capital Resources

The following table sets forth (in millions) our consolidated statements of cash flow data for the fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003, respectively.

	2005	2004	2003
Net cash (used) provided by operating activities	$(2.4)	$0.5	$34.0
Net cash used by investing activities	(7.6)	(11.2)	(8.3)
Net cash provided (used) by financing activities	10.8	(0.5)	(28.8)
Effect of exchange rates on cash	(0.1)	—	—

Net change in cash	$0.7	$(11.2)	$(3.1)

Net cash provided by operating activities decreased by $2.9 million in fiscal year 2005 compared to fiscal year 2004, primarily as a result of an operating loss in fiscal year 2005 of $30.8 million compared to an operating loss of $10.4 million in fiscal year 2004. The $20.4 million increase in operating loss in fiscal year 2005 was primarily due to a decline in gross profit margin of $10.7 million and increases in asset impairment and restructuring charges of $8.7 million and $6.3 million, respectively, partially offset by a decrease in selling, general and administrative expenses of $5.3 million.

Net cash provided by operating activities decreased by $33.5 million in fiscal year 2004 compared to fiscal year 2003, as a result of a net loss in fiscal year 2004 of $6.5 million compared to net income of $4.3 million in fiscal year 2003, an $11.6 million tax refund associated with the write-off for tax purposes of our remaining investment in ITI which was received in fiscal year 2003 and payments related to restructuring charges and employee incentive plans. A reduction of $5.9 million in accounts receivable due to lower revenues partially offset this decrease.

Net cash used by investing activities was $7.6 million in fiscal year 2005, primarily relating to expenditures for the buildout of additional seats in our customer care center in the Philippines offset by proceeds from the sale of the assets of certain customer care centers. Net cash used by investing activities of $11.2 million in fiscal year 2004 was also primarily due to expenditures related to the initial buildout of seats in the Philippines and costs to develop eWFM™ and eWitness™.

Net cash provided by financing activities increased in fiscal year 2005 primarily due to borrowings under the Credit Agreement described below, partially offset by capital lease payments. Cash used by financing activities in fiscal year 2004 primarily related to capital lease payments.

Free cash flow declined $16.5 million in fiscal year 2005 to a negative $26.7 million from a negative $10.2 million in fiscal year 2004. This decline is due to a $19.1 million reduction in EBITDA, partially offset by a $2.5 million reduction in capital expenditures. Adjusted free cash flow was a negative $7.6 million in fiscal year 2005, a $1.6 million decrease from adjusted free cash flow of negative $6.0 million in fiscal year 2004. This decrease is primarily due to lower adjusted EBITDA of $4.1 million offset by lower capital expenditures of $2.5 million.

For fiscal year 2004, free cash flow declined $21.4 million to a negative $10.2 million. This decrease is due to an $18.4 million reduction in EBITDA and an increase of $2.9 million in capital expenditures. Adjusted free cash flow was a negative $6.0 million in fiscal year 2004, a $20.8 million decrease from fiscal year 2003's adjusted free cash flow of $14.8 million. This decrease is due to lower adjusted EBITDA of $18.0 million and higher capital expenditures of $2.9 million.

On June 2, 2005, we entered into a Loan and Security Agreement ("Credit Agreement") with LaSalle Bank National Association, as agent ("LaSalle") which replaced our previous credit facility. The terms of the Credit Agreement provided for up to a $40 million revolving credit facility that would have expired in June 2008. The outstanding revolving loan commitment under the Credit Agreement was $25 million based on our anticipated cash requirements. Borrowing availability was based on accounts receivable and was subject to certain restrictions and limitations set forth in the Credit Agreement.

On July 27, 2005, we entered into Waiver and Amendment No. Three ("Amendment") to the Credit Agreement. Under the terms of the Amendment, LaSalle agreed to waive certain existing and anticipated events of default under the Credit Agreement, amend the financial covenants contained in the Credit Agreement and provide an overadvance facility in an amount not to exceed $11 million. Theodore G. Schwartz, Chairman of our Board of Directors, guaranteed $5.5 million of the overadvance facility, plus certain costs and expenses.

On October 31, 2005, we entered into an Amended and Restated Loan and Security Agreement (the "Restated Credit Agreement") with LaSalle. The Restated Credit Agreement amends and restates the Credit Agreement, as amended. Under the terms of the Restated Credit Agreement, LaSalle agreed, among other things, to provide us with a $25 million revolving loan facility which expires in October 2008, reduce the interest rates and other fees, amend the financial covenants and release the guarantee that had been provided by Theodore G. Schwartz.

Our ability to borrow under the Restated Credit Agreement depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services' proposed adjustment to our 2002 tax return which is described below. Other restrictive covenants limit our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments. We were in compliance with our financial covenants as of January 1, 2006.

Borrowings under the Restated Credit Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated Credit Agreement. The Restated Credit Agreement is secured principally by a grant of a security interest in all our personal property and fixtures. In addition, we pay a commitment fee on the unused portion of the revolving facility as well as fees on outstanding letters of credit. Borrowings under the Restated Credit Agreement totaled $12.0 million as of January 1, 2006. We had approximately $6.2 million in unused borrowing capacity as of January 1, 2006.

In October 2003, we received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of our remaining investment in ITI. The Internal Revenue Service has audited our 2002 tax return and proposed an adjustment that would disallow this deduction. We believe that we have sufficient support for the deduction and intend to pursue our available remedies. On November 30, 2005, we filed a protest contesting the proposed adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer. At this point, it is unclear as to how this issue will ultimately be resolved. Although we have not recognized the income tax benefit related to this deduction and have previously recorded a liability for the amount of the refund, should we not prevail in this matter, we may be required to pay some or all of the previously received refund of $11.6 million, as well as interest related thereto. The timing of any repayment of the previously received refund could have a material adverse effect on our liquidity, require us to seek additional financing to fund the repayment, and result in a default under the Restated Credit Agreement.

Our cash flow is significantly impacted by our ability to collect our clients' accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations.

We expect that our cash balances, cash flows from future operations and available borrowings under the Restated Credit Agreement will be sufficient to meet normal operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. A significant change in operating cash flow, a failure to successfully complete our business turnaround or an adverse outcome in our pending dispute with the Internal Revenue Service could have a material adverse effect on our liquidity and our ability to comply with the covenants in the Restated Credit Agreement.

2006 and Beyond

As we move into 2006 our plans include the following:

•
Expanding our offshore capacity in the Philippines.

•
Optimizing our current capacity and better leveraging our fixed costs.

•
The potential closure of at least one additional domestic customer care center.

•
Improving our labor model and compensation programs to enhance our ability to attract and retain quality customer service representatives.

•
Increasing our "at-home" agent program to provide an alternative for those qualified employees that have a need or desire for a more flexible schedule and to improve our ability to manage productivity.

Expansion of our offshore capacity will involve capital expenditures, including an investment in the necessary technology. In anticipation of additional offshore growth, we have leased an additional 17,000 square feet in the Philippines. We have also begun to upgrade our domestic customer care centers.

To optimize our current capacity we are currently investing in the deployment of VOIP technology to support both our domestic and international advanced routing requirements. We are also currently investing in technologies associated with supporting an expanded "at-home" agent program. We will continue to invest in both established and emerging call center technologies in order to fully optimize our operational performance and quality.

Improving our labor model and compensation programs will ultimately involve an increase in direct labor costs. We believe that the cost of any such increase will be offset by productivity improvements due to a higher quality, more stable workforce.

Due to the nature of certain clients' businesses we may experience seasonality of revenues. In particular, our healthcare industry clients' call volumes experience seasonality, peaking during open enrollment and plan initiation periods, typically in the fourth and first quarter of each fiscal year and our business services client experiences peaking processing needs from November through December. In addition, our ability to anticipate the seasonality of our Medicare Part D enrollment and customer care program is limited by the fact that there is no history, but ultimately we believe revenues from this program will not be sustained at current levels.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than operating leases.

Contractual Obligations and Commitments

We have the following contractual obligations and commercial commitments:

	Payment due by period
	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in thousands)
CONTRACTUAL OBLIGATIONS:
Operating leases	$8,000	$5,435	$3,453	$1,234	$1,228	$438	$19,788
OTHER COMMERCIAL COMMITMENTS:
Telecommunications commitments	8,750	1,550	625	—	—	—	10,925
Letters of Credit	4,037	—	—	—	—	—	4,037
Training bonds	145	59	—	—	—	—	204

	$12,932	$1,609	$625	—	—	—	$15,166

New Accounting Pronouncements

In the fourth quarter of 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), or SFAS No. 123R, "Share-Based Payment," which replaces SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25 (APB), "Accounting for Stock Issued to Employees." SFAS No. 123R requires a public entity to measure an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). If an employee terminates before the vesting period expires, any compensation cost recognized to date for that individual's equity instrument is reversed at the date of termination. The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R eliminates the option to use ABP Opinion No. 25's intrinsic value method of accounting.

Public companies may adopt the new standard using a modified prospective method or they may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the remaining vesting periods of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, a company records compensation costs for prior periods retroactively through restatement of such periods using the exact proforma amounts disclosed in the company's footnotes. We will adopt the standard using the modified prospective method.

The SEC rule provides that SFAS No. 123R is effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. Therefore, the required effective date for APAC is January 2, 2006. Our preliminary estimate of the net income effect of adopting SFAS No. 123R using the modified prospective method is approximately $1.0 million to $2.0 million for fiscal year 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation does not have a material impact on our results of operations.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154) effective for accounting changes made in fiscal years beginning after December 15, 2005. This FASB changes the accounting for, and reporting of, a change in accounting principle by requiring retrospective applications to prior periods' financial statements of changes in accounting principle, unless impracticable. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations or cash flows.

In October 2005, the FASB issued Staff Position 13-1, "Accounting for Rental Costs Incurred during a Construction Period." This pronouncement states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. We are already in conformity with this new pronouncement.

In November 2005, the FASB issued FASB Staff Position (FSP) No. 123 (R)-3, "Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123 (R). We have until November 2006 to make a one-time election to adopt the transition method. We are currently evaluating FSP No. 123 (R)-3.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities. From time to time, we have entered into derivatives in order to minimize these risks, but not for trading purposes. We did not have any derivatives as of January 1, 2006.

We prepared a sensitivity analysis of our average debt for the fiscal year ended January 1, 2006, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in our financial structure.

Item 8. Financial Statements and Supplementary Data.

The following financial information is included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of APAC Customer Services, Inc.:

We have audited the accompanying consolidated balance sheets of APAC Customer Services, Inc. and subsidiaries (the "Company") as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 10, 2006

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	For the Fiscal Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Net revenue	$239,845	$273,239	$322,852
Cost of services	217,124	239,783	263,153

Gross profit	22,721	33,456	59,699
Operating expenses:
Selling, general and administrative expenses	34,369	39,712	48,633
Restructuring and other charges	8,216	1,873	3,238
Asset impairment charges	10,886	2,234	420

Total operating expenses	53,471	43,819	52,291

Operating (loss) income	(30,750)	(10,363)	7,408
Other income	(600)	(361)	(100)
Interest expense	1,408	620	1,131

Income (loss) before income taxes	(31,558)	(10,622)	6,377
Provision (benefit) for income taxes	(9,160)	(4,123)	2,038

Net income (loss)	$(22,398)	$(6,499)	$4,339

Net income (loss) per share:
Basic	$(0.45)	$(0.13)	$0.09

Diluted	$(0.45)	$(0.13)	$0.09

Weighted average shares outstanding:
Basic	49,455	49,453	49,436

Diluted	49,455	49,453	49,461

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	January 1, 2006	January 2, 2005
ASSETS
Current assets
Cash and cash equivalents	$960	$271
Accounts receivable, less allowances of $1,919 and $2,193, respectively	37,592	41,002
Other current assets	9,248	11,253

Total Current Assets	47,800	52,526
Property and equipment, net	22,233	24,214
Goodwill	13,338	23,876
Other intangible assets, net	10,341	12,688
Deferred taxes	16,237	5,748
Other assets	1,101	481

Total Assets	$111,050	$119,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$11,971	$313
Accounts payable	3,558	3,544
Accrued payroll and related items	12,769	15,048
Income taxes payable	17,377	16,629
Accrued liabilities	10,507	8,481

Total Current Liabilities	56,182	44,015

Other liabilities	2,994	1,355
Commitments and contingencies	—	—
Shareholders' equity
Common Shares, $0.01 par value per share; Authorized 200,000,000 shares, Issued 49,695,699 shares and outstanding 49,454,654 shares in both 2005 and 2004	497	497
Additional paid-in capital	99,598	99,598
Accumulated deficit	(47,310)	(24,912)
Accumulated other comprehensive income	(64)	(173)
Treasury shares: 241,045 shares at cost in 2005 and 2004	(847)	(847)

Total Shareholders' Equity	51,874	74,163

Total Liabilities and Shareholders' Equity	$111,050	$119,533

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except share data)

	Common Shares Issued	Common Share Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Treasury Shares	Shareholders' Equity
Balance, December 29, 2002	49,695,699	$497	$99,690	$(22,752)	$—	$(1,008)	$76,427
Net income	—	—	—	4,339	—	—	4,339
Total other comprehensive loss	—	—	—	—	(82)	—	(82)
Total comprehensive income	—	—	—	—	—	—	4,257
Exercise of employee stock options, including related income tax benefits	—	—	(3)	—	—	16	13
Issuance of Treasury Shares through employee stock purchase plan	—	—	(114)	—	—	147	33
Reclassification	—	—	47	—	—	(47)	—

Balance, December 28, 2003	49,695,699	497	99,620	(18,413)	(82)	(892)	80,730
Net loss	—	—	—	(6,499)	—	—	(6,499)
Total other comprehensive loss	—	—	—	—	(91)	—	(91)
Total comprehensive loss	—	—	—	—	—	—	(6,590)
Exercise of employee stock options, including related income tax benefits	—	—	(22)	—	—	45	23

Balance, January 2, 2005	49,695,699	497	99,598	(24,912)	(173)	(847)	74,163
Net loss				(22,398)			(22,398)
Total other comprehensive income	—	—	—	—	109	—	109
Total comprehensive loss							(22,289)

Balance, January 1, 2006	49,695,699	$497	$99,598	$(47,310)	$(64)	$(847)	$51,874

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Operating Activities:
Net (loss) income	$(22,398)	$(6,499)	$4,339
Depreciation and amortization	12,118	11,055	12,015
Deferred income taxes	(9,007)	(3,394)	937
Non-cash restructuring charges	904	75	107
Asset impairment charges	10,886	2,200	420
Gain on sale of property and equipment	(339)	—	—
Changes in operating assets and liabilities
Receivables	3,410	5,894	4,612
Recoverable income taxes	264	(89)	78
Other current assets	599	(1,289)	1,531
Accounts payable	14	(502)	419
Accrued payroll and related items	(2,279)	(3,319)	(1,267)
Income taxes payable	748	(1,323)	12,768
Accrued liabilities	1,444	(2,629)	(1,176)
Other assets and liabilities	1,231	310	(757)

Net cash (used) provided by operating activities	(2,405)	490	34,026
Investing Activities:
Purchase of property and equipment, net	(8,699)	(11,206)	(8,348)
Net proceeds from sale of property and equipment	1,071	—	—

Net cash used by investing activities	(7,628)	(11,206)	(8,348)
Financing Activities:
Borrowings (payments) under revolving credit facility	11,971	—	(27,500)
Payments on long-term debt	(313)	(389)	(1,326)
Financing costs	(822)	(75)	—
Stock option and warrant transactions including related income tax benefits	—	23	46

Net cash provided (used) by financing activities	10,836	(441)	(28,780)

Effect of exchange rates on cash	(114)	—	—
Net increase (decrease) in cash and cash equivalents	689	(11,157)	(3,102)
Cash and Cash Equivalents:
Beginning of year	271	11,428	14,530

End of year	$960	$271	$11,428

Supplemental Disclosures:
Cash payments for interest	$671	$385	$817
Cash payments for income taxes	5	225	—
Income tax refund received	445	—	11,618

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data and as otherwise indicated)

1.    Description of Business

APAC Customer Services, Inc. (Company) is a leading customer care services and solutions provider to market leaders in the communications, healthcare, financial services, business services, travel and entertainment, and publishing industries. We provide service through multiple communication channels. As of January 1, 2006, we operated 13 customer care centers: 11 domestic, one domestic client-owned facility, and one international center located in the Philippines. The customer care centers house approximately 5,300 domestic and 1,200 international workstations. The Company consists of a single operating segment that offers customer care services and solutions to its clients.

2.    Restructuring Activities

The Company has sustained significant losses in fiscal years 2005 and 2004. In an effort to return the Company to profitability, the Company initiated a restructuring plan in July 2005 to exit the outbound customer acquisition business and focus primarily on customer care services and solutions. Management believes the restructuring will be successful and the Company will return to profitability.

In connection with the July 2005 restructuring, the Company recorded restructuring charges totaling $7.7 million related to the reduction in headcount and closing of facilities as described in Note 7. Revenues from the exited outbound business totaled $38.8 million, $75.8 million and $99.5 million in fiscal years 2005, 2004, and 2003, respectively.

The Company expects that its cash balances, cash flows from future operations and available borrowings under the Restated Credit Agreement described in Note 9 will be sufficient to meet normal operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. A significant change in operating cash flow, a failure to successfully complete the Company's business turnaround or an adverse outcome in the Company's pending dispute with the Internal Revenue Service described in Note 8 could have a material adverse effect on its liquidity and its ability to comply with the covenants in the Restated Credit Agreement.

3.    Summary of Significant Accounting Policies and Estimates

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes customer service revenues as services are performed for its clients. Client contracts generally require that the Company bill for its services based on time spent by customer service representatives or on a per call or per transaction basis. Time can be billed by the hour or phone minute. The Company is generally subject to varying client quality, service level, and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. The Company's performance against such standards may provide bonus opportunities, or conversely, may subject it to penalties, which are recognized as earned or incurred.

Restructuring Charge

Under the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," the Company records a liability for costs associated with an exit or disposal activity when a liability is incurred. A restructuring charge may be recognized for certain employee termination benefits and other costs when the Company exits an activity. The restructuring charge is based on an estimate of severance costs to be paid to terminated employees and costs associated with termination of lease obligations, net of estimated sublease rental income.

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for certain identified receivables and an additional allowance for estimated losses on all other receivables based on their age and on collection history.

Accounting for employee benefits

The Company records an accrued liability for group health and workers' compensation claims based on an estimate of claims incurred, but not reported, as well as asserted claims at the end of the reporting period. This estimate is derived from an analysis performed by actuaries hired by the Company who have expertise in this area. Although these estimates are generally reliable, changes in the employee mix and unforeseen events could result in an adjustment to these estimates.

The balances of these accounts at January 1, 2006 and January 2, 2005, were:

	2005	2004
Group Health Insurance	$2,268	$2,512
Workers' Compensation	$3,010	$3,122

Income Taxes

The Company accounts for income taxes using the asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company records a reserve for tax contingencies until management believes it is probable that the deductions giving rise to these contingencies will not be successfully challenged.

Fiscal Year

The Company operates on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks, except for fiscal year 2004 which ended January 2, 2005. Fiscal year

2004 was 53 weeks. The effect of the additional week in fiscal 2004 was to increase revenues, and gross profit by $4,116 and $87, respectively and increase operating loss by $336.

Cash Equivalents

Cash equivalents consist of highly liquid, short-term investments readily convertible to cash.

Trade Receivables

Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of the Company's clients. The Company generally does not require collateral or other security to support clients' receivables.

Cost of Services

Cost of services include direct labor, telephone and other facility expenses directly related to providing customer care services to the Company's clients. Direct labor costs were $137.7 million, $155.9 million and $173.4 million for fiscal years 2005, 2004 and 2003, respectively. Telephone and other facility expenses were $79.4 million, $83.9 million and $89.8 million for fiscal years 2005, 2004 and 2003, respectively.

Accounting for long-lived assets

The Company's long-lived assets consist primarily of property and equipment, capitalized software and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. In addition, any decision by the Company to reduce capacity by closing customer care centers or to abandon software may result in a write-off of the net book value of the affected assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company's operations and estimated salvage values.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for building and leasehold improvements, 3 to 7 years for telecommunications equipment, and 3 to 7 years for workstations and office equipment. Total depreciation expense for property and equipment for fiscal years 2005, 2004 and 2003 was $7,522, $6,830 and $7,771, respectively.

Capitalized Software

The Company capitalizes certain costs related to the purchase and installation of computer software and for internally developed software for internal use. Amortization is provided on a straight-line basis over estimated useful lives ranging up to 3 years. Amortization of capitalized software costs for fiscal years 2005, 2004 and 2003 was $2,249, $1,902 and $1,897, respectively.

Goodwill

Under SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to test all existing goodwill for impairment at least annually and more frequently if circumstances require. As the result of the Company's July 2005 restructuring, during the third quarter of 2005, the Company recorded an impairment charge of $10.5 million to reduce the carrying value of goodwill to its estimated fair value. The Company's policy is to test goodwill for impairment as of the end of the fiscal year. The Company tested the goodwill for impairment as of January 1, 2006, resulting in no further impairment being recorded. As of January 1, 2006, the Company had $13.3 million of goodwill. Under the provisions of SFAS No. 142, goodwill is no longer amortized.

Intangible Asset

The identifiable intangible asset of the Company represents acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $18.2 million and $15.8 million as of fiscal year 2005 and 2004, respectively. Under the provisions of SFAS No. 142, identifiable intangible assets with finite lives are amortized. The customer relationship intangible asset is being amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization of intangible assets for fiscal years 2005, 2004 and 2003 was $2.3 million per year. Annual amortization expense for existing customer relationships is expected to be $2.3 million for each fiscal year from 2006 through 2009 and $1.0 million in fiscal year 2010.

Under the provisions of SFAS No. 142, the Company evaluates the remaining useful life of the customer relationships balance as of the end of each fiscal year to determine whether events or circumstances warrant a revision to the remaining period of amortization. Based on the Company's evaluation, no changes were made to the amortization period for fiscal years 2003 through 2005.

Financial Information about Industry Segments

The Company operates its business in a single operating segment as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Revenues from international operations are less than 5% of total revenues. Fixed assets in the Company's international location represent approximately 20% of total fixed assets.

Accounting for Stock-Based Compensation

For stock-based employee compensation plans, described in more detail in Note 12, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized for stock options issued to employees and non-employee directors when the option price equals or exceeds the fair market value of the Company's common shares on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	2005	2004	2003
Net (loss) income as reported	$(22,398)	$(6,499)	$4,339
Less—compensation expense on stock options, net of income tax benefit	(927)	(1,381)	(3,206)

Net (loss) income pro forma	$(23,325)	$(7,880)	$1,133
Earnings (loss) per share—basic
As reported	$(0.45)	$(0.13)	$0.09
Pro forma	$(0.47)	$(0.16)	$0.02
Earnings (loss) per share—diluted
As reported	$(0.45)	$(0.13)	$0.09
Pro forma	$(0.47)	$(0.16)	$0.02

New Accounting Pronouncements

In the fourth quarter of 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), or SFAS No. 123R, "Share-Based Payment," which replaces SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25 ("APB"), "Accounting for Stock Issued to Employees." SFAS No. 123R requires a public entity to measure an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). If an employee terminates before the vesting period expires, any compensation cost recognized to date for that individual's equity instrument is reversed at the date of termination. The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R eliminates the option to use APB Opinion No. 25's intrinsic value method of accounting.

Public companies may adopt the new standard using a modified prospective method or they may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the remaining vesting periods of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, a company records compensation costs for prior periods retroactively through restatement of such periods using the exact proforma amounts disclosed in the company's footnotes. The Company will adopt the standard using the modified prospective method.

The SEC rule provides that SFAS No. 123R is effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. Therefore, the required effective date for the Company is January 2, 2006. The Company's preliminary estimate of the net income effect of adopting SFAS No. 123R using the modified prospective method is approximately $1.0 million to $2.0 million for fiscal year 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation does not have a material impact on the Company's results of operations.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154) effective for accounting changes made in fiscal years beginning after December 15, 2005. This pronouncement changes the accounting for, and reporting of, a change in accounting principle by requiring retrospective applications to prior periods' financial statements of changes in accounting principle, unless impracticable. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations or cash flows.

In October 2005, the FASB issued Staff Position 13-1, "Accounting for Rental Costs Incurred during a Construction Period." This pronouncement states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The Company is already in conformity with this new pronouncement.

In November 2005, the FASB issued FASB Staff Position ("FSP") No. 123 (R)-3, "Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123 (R). The Company has until November 2006 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP No. 123 (R)-3.

4.    Comprehensive Income

Comprehensive income (loss) for fiscal years 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Net (loss) income	$(22,398)	$(6,499)	$4,339
Foreign currency translation gain (loss)(1)	109	(91)	(82)

Total comprehensive income (loss)	$(22,289)	$(6,590)	$4,257

(1)
The foreign currency translation gain in fiscal year 2005 and loss in fiscal years 2004 and 2003 relates to the impact of a change in exchange rates on net assets located outside of the United States.

5.    Significant Clients

The Company's ten largest clients collectively accounted for 77% of the Company's revenue in fiscal year 2005. Clients that were individually responsible for 10.0% or more of the Company's revenues for fiscal year 2005 were as follows:

	2005	2004	2003
United Parcel Services, Inc.	12.8%	10.0%	7.8%
Verizon Wireless	10.8	5.7	1.9
T-Mobile USA	10.6	12.3	10.4
Citigroup, Inc.	10.2	10.6	7.9

Total	44.4%	38.6%	28.0%

Accounts receivable related to these significant clients as a percentage of net accounts receivable at the end of fiscal year 2005 and 2004, respectively, were:

	Percent of Net Accounts Receivable
	2005	2004
Verizon Wireless	13.4%	6.8%
Citigroup, Inc	9.5	16.7
United Parcel Services, Inc	9.1	5.2
T-Mobile USA	5.0	13.6

Total	37.0%	42.3%

6.    Supplemental Balance Sheet Data

Consolidated Balance Sheet	January 1, 2006	January 2, 2005
Deferred tax assets	$4,720	$6,202
Prepaid expenses	4,270	4,390
Non-trade receivables	258	397
Refundable income taxes	—	264

Other current assets	$9,248	$11,253

Building and leasehold improvements	$24,556	$26,618
Telecommunications equipment	46,659	44,208
Workstations and office equipment	13,875	15,783
Capitalized software	21,914	17,958
Construction in progress	525	3,648
Accumulated depreciation and amortization	(85,296)	(84,001)

Property and equipment, net	$22,233	$24,214

Restructuring charges	$3,503	$391
Accrued workers compensation	3,010	3,122
Accrued property tax	737	752
Accrued professional fees	659	1,007
Accrued severance	389	294
Current deferred income	383	221
Other accrued liabilities	1,826	2,694

Accrued liabilities	$10,507	$8,481

7.    Restructuring and Other Charges/Asset Impairment Charges

The Company recorded $8.2 million of restructuring and other charges in fiscal year 2005 which included $7.7 million of restructuring charges and $0.5 million of other charges. The restructuring charges consisted of $4.9 million and $0.5 million, respectively, for the write-off of property and lease termination and other costs associated with the reduction of the Company's corporate office space in Deerfield, Illinois and the closure of seven additional customer care centers and $2.3 million in severance costs related to the elimination of administrative and support positions. Cash restructuring charges totaling $2.4 million relating to the 2005 restructuring have been paid through January 1, 2006 and the remaining $4.4 million of cash charges, primarily related to lease termination costs, are payable in fiscal years 2006 through 2008.

Restructuring charges totalled $2.0 million in fiscal year 2004, partially offset by the reversal of $0.2 million in prior year charges not utilized. The restructuring charges consisted of $1.5 million in severance costs related to the elimination of administrative and support positions and $0.5 million for the write-off of property and lease termination and other costs associated with the closure of three customer care centers. Cash restructuring charges totaling $1.7 million relating to the 2004 restructuring have been paid through January 1, 2006 and the remaining $0.1 million of cash charges, primarily related to severance costs, are payable in fiscal year 2006.

The Company recorded $3.4 million of restructuring charges in fiscal year 2003, partially offset by the reversal of $0.1 million in prior year charges not utilized. The restructuring charges consisted of $2.8 million in severance costs related to the elimination of administrative and support positions and $0.6 million for the write-off of property and lease termination and other costs associated with the closure of five customer care centers. Cash restructuring charges totaling $3.0 million relating to the 2003 restructuring have been paid through January 1, 2006 and the remaining $0.1 million of cash charges, primarily related to severance costs, are payable in fiscal year 2006.

In fiscal year 2005, the Company recorded $10.9 million of asset impairment charges, including a write-down of goodwill of $10.5 million. The Company also recorded $2.2 million of asset impairment charges during fiscal year 2004 relating to the write-off of unutilized software and telecommunications equipment. Fiscal year 2003 asset impairment charges of $0.4 million related to the write-off of certain software licenses and computer hardware.

As a result of the Company's July 2005 restructuring, the Company performed an interim impairment test of goodwill in the third quarter of fiscal year 2005. The Company obtained a third-party valuation of the Company and compared that valuation to its book value. The amount of impairment was determined by allocating the estimated fair value of the Company to its assets and liabilities and comparing the unallocated residual to the carrying cost of goodwill. The residual value was less than the carrying value of goodwill and as such an impairment charge of $10.5 million was recorded for the shortfall. The remaining carrying value of goodwill after the impairment charge is $13.3 million. The Company has also performed its annual test for goodwill impairment as of January 1, 2006 and has determined that goodwill is not further impaired.

Following is a summary of the fiscal year 2005 activity in the reserves established in connection with the Company's restructuring initiatives:

	2005
	Balance January 2, 2005	Charges (Reversals)	Asset Write- down	Cash Payments	Balance January 1, 2006
2002 restructuring charges:
Lease obligations and other	$12	$(10)	$—	$(2)	$—
2003 restructuring charges:
Employee severance costs	302	—	—	(157)	145
Lease obligations and other	4	(4)	—	—	—
2004 restructuring charges:
Employee severance costs	260	(1)	—	(153)	106
Lease obligations and other	65	(3)	—	(58)	4
2005 restructuring charges:
Employee severance costs	—	2,301	—	(1,843)	458
Write-off of property and equipment	—	894	(197)	—	697
Lease obligations and other	—	4,561	—	(576)	3,985

Total	$643	$7,738	$(197)	$(2,789)	$5,395

8.    Income Taxes

The provision (benefit) for income taxes for fiscal years 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
Current provision (benefit)	$(153)	$(729)	$1,101
Deferred provision (benefit)	(9,007)	(3,394)	937

Total provision (benefit) for income taxes	$(9,160)	$(4,123)	$2,038

A reconciliation of the statutory federal income tax expense (benefit) to the actual effective income tax expense (benefit) for fiscal years 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Statutory tax expense (benefit)	$(6,832)	$(3,718)	$2,232
State taxes, net of Federal benefit and state credits	(871)	(446)	191
Work opportunity tax credits	(1,725)	—	(792)
Other	268	41	407

Actual tax expense (benefit)	$(9,160)	$(4,123)	$2,038

The significant components of deferred income tax assets and liabilities are as follows:

	January 1, 2006	January 2, 2005
Deferred tax assets:
Net operating loss and credit carryforwards	$13,878	$6,141
Self-insurance related costs	1,802	2,208
Depreciation	2,577	1,425
Payroll related items	924	928
Allowance for doubtful accounts	752	860
Restructuring charge	1,703	252
Other	644	1,022

Total deferred tax assets	22,280	12,836

Deferred tax liabilities:
Goodwill and intangibles	1,206	718
Other	117	168

Total deferred tax liabilities	1,323	886

Net deferred tax assets	$20,957	$11,950

In order to fully recognize the deferred tax asset recorded as of January 1, 2006, the Company will need to generate taxable income of approximately $55 million during the next 20 years to utilize its net operating loss carryforwards before they expire. The Company believes that it is more likely than not that the deferred tax asset recorded as of January 1, 2006 will be realized in future periods. Accordingly, no valuation allowance has been established.

In October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years' taxable income a $48.1 million loss reported on its 2002 tax return. This loss resulted from the Company taking a $59.9 million deduction to write-off, for tax purposes, its remaining investment in ITI Holdings, Inc. ("ITI") (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years). The total combined liquidity benefit to the Company from this deduction could be as much as $20.9 million, which includes the $11.6 million cash tax refund already received, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in future periods.

The Internal Revenue Service has audited the 2002 tax return. On September 29, 2005, a field agent for the Internal Revenue Service issued a report, which disallowed the deduction related to the Company's investment in ITI. The Company believes that it has sufficient support for the deduction and intends to pursue its available administrative remedies. On November 30, 2005, the Company filed a protest contesting the proposed adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer. At this point it is unclear as to how this issue will ultimately be resolved. Although the Company has not recognized the income tax benefit related to this deduction and has previously recorded a liability for the amount of the refund, should the Company not prevail in this matter, it may be required to repay the previously received refund of $11.6 million, as well as interest related thereto. The timing of any repayment of the previously received refund could have a material adverse effect on the liquidity of the Company, require it to seek additional financing to fund the repayment, and result in a default under the Restated Credit Agreement discussed in Note 9.

9.    Debt

As of December 28, 2003, the Company had a revolving credit facility (the "Original Credit Agreement") which was scheduled to expire in December 2005. The facility initially provided $65 million of total credit availability, which was gradually reduced to $57.5 million as of September 26, 2004. Availability was also reduced by outstanding borrowings and any outstanding letters of credit.

The Original Credit Agreement was secured principally by a grant of a security interest in all personal property and fixtures of the Company. Under the terms of the Original Credit Agreement, the Company was also required to maintain certain financial covenants which limited the Company's ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.

Borrowings under the Original Credit Agreement incurred a floating interest rate usually based on the LIBOR index rate, although the Company had the option of using an alternate base rate defined in the Original Credit Agreement. In addition, the Company paid a commitment fee on the unused portion of the revolving facility as well as quarterly fees on the outstanding letters of credit.

On October 26, 2004, the Original Credit Agreement was amended, reducing the size of the revolver to $50 million. Under terms of the amendment, availability varied monthly based on the level of eligible receivables at the end of the preceding month. As of January 2, 2005, there were no outstanding borrowings under the Original Credit Agreement and approximately $3.2 million was utilized through the issuance of standby letters of credit primarily to support self-insurance reserves. Total available borrowing capacity at January 2, 2005, was $25.2 million based on the eligible receivables at the end of the preceding month.

On June 2, 2005, the Company entered into a new Loan and Security Agreement ("New Credit Agreement") with LaSalle Bank National Association, as agent ("LaSalle") which replaced the Company's Original Credit Agreement. The terms of the New Credit Agreement provided for up to a $40 million revolving credit facility that would have expired in June 2008. The outstanding revolving loan commitment under the New Credit Agreement was $25 million based on the Company's anticipated cash requirements. Borrowing availability was based on accounts receivable and was subject to certain restrictions and limitations set forth in the New Credit Agreement.

On July 27, 2005, the Company entered into Waiver and Amendment No. Three ("Amendment") to the New Credit Agreement. Under the terms of the Amendment, LaSalle agreed to waive certain existing and anticipated events of default under the New Credit Agreement, amend the financial covenants contained in the New Credit Agreement and provide an overadvance facility in an amount not to exceed $11.0 million. Theodore G. Schwartz, the Chairman of the Board of Directors of the Company, guaranteed $5.5 million of the overadvance facility, plus certain costs and expenses.

On October 31, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (the "Restated Credit Agreement") with LaSalle, as agent, and the financial institutions from time to time parties thereto as lenders. The Restated Credit Agreement amends and restates the New Credit Agreement, as amended. Under the terms of the Restated Credit Agreement, LaSalle agreed, among other things, to provide the Company with a $25 million revolving loan facility which expires in October 2008, reduce the interest rates and other fees, amend the financial covenants and release the guarantee that had been provided by Theodore G. Schwartz.

The Company's ability to borrow under the Restated Credit Agreement depends on the amount of eligible accounts receivable from its clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services' proposed adjustment to our 2002 tax return described in Note 8. Other restrictive covenants limit the Company's ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments. The Company was in compliance with its financial covenants as of January 1, 2006.

Borrowings under the Restated Credit Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated Credit Agreement. The Restated Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company. In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as fees on $4.0 million of outstanding letters of credit.

Borrowings under the Restated Credit Agreement totaled $12.0 million as of January 1, 2006. The Company had approximately $6.2 million of unused borrowing capacity as of January 1, 2006. Interest rates on the Company's borrowings ranged from 6.25% to 8.0% during fiscal year 2005.

The Company expects that its cash balances, cash flows from future operations and available borrowings under the Restated Credit Agreement will be sufficient to meet normal operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. A significant change in operating cash flow, a failure to successfully complete the Company's business turnaround or an adverse outcome in the Company's pending dispute with the Internal Revenue Service could have a material adverse effect on its liquidity and its ability to comply with the covenants in the Restated Credit Agreement.

10.    Commitments and Contingencies

Lease Commitments

The Company leases its customer care centers, administrative offices and certain equipment. Rent expense for fiscal years 2005, 2004 and 2003 was $7,786, $8,693 and $9,404, respectively.

Minimum future rental payments for real estate and equipment, including common area maintenance commitments, at January 1, 2006, are as follows:

Operating Leases
2006	$8,000
2007	5,435
2008	3,453
2009	1,234
2010	1,228
Years thereafter	438

Total payments	$19,788

Telecommunications Commitments

The Company has contracts with its telecommunications providers that require certain minimum usage each year of the contract. At January 1, 2006, the commitments under these contracts are as follows:

Total
2006	$8,750
2007	1,550
2008	625

Total commitments	$10,925

Legal Proceedings

The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe that the outcome of any pending claims will have a material adverse effect on the Company's business, results of operations, liquidity or financial condition. Although management does not believe that any such proceeding will result in a material adverse effect, no assurance to that effect can be given.

On June 30, 2005, the Company settled a pending arbitration proceeding with Harmon Glass Solutions ("Harmon") which arose out of a breach of contract claim by Harmon. The Company maintained that it had performed its obligations and claimed that Harmon had breached its contractual obligations to the Company. The vast majority of the settlement was paid by the Company's insurance carrier.

Training Bonds

At the end of fiscal years 2005, 2004 and 2003, the Company had guaranteed the repayment of $204, $242 and $290, respectively, of the remaining outstanding community college bond obligations which were issued in connection with various job-training agreements. The Company evaluates whether deposits made into escrow will be adequate to cover the cost of the maturing bonds. At January 1, 2006 and January 2, 2005, the Company had a liability of $83 and $0, respectively, related to training bond obligations.

11.    Shareholders' Equity

The authorized capital stock of the Company consists of (a) 200 million common shares, $.01 par value per share, of which 49,695,699 were issued as of January 1, 2006, and (b) 50 million preferred shares, $.01 par value per share, of which no shares have been issued. In fiscal years 2005, 2004 and 2003, treasury shares of 0, 13,062 and 46,224 were issued through the Company's Incentive Stock and Employee Stock Purchase plans. Effective March 31, 2003, the Employee Stock Purchase Plan was suspended.

12.    Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	2005	2004	2003
Net (loss) income(1)	$(22,398)	$(6,499)	$4,339
Weighted average common shares outstanding	49,455	49,453	49,436

Earnings (loss) per share—basic	$(0.45)	$(0.13)	$0.09

Dilutive effect of stock options	—	—	25
Weighted average common and common equivalent shares outstanding	49,455	49,453	49,461

Earnings (loss) per share—diluted	$(0.45)	$(0.13)	$0.09

(1)
Net (loss) income is the same for purposes of calculating basic and diluted EPS.

In fiscal years 2005 and 2004 approximately 112,000 and 40,000 options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. At January 1, 2006, January 2, 2005 and December 28, 2003, options to purchase 7.7 million, 5.4 million and 4.9 million common shares, at prices ranging from $0.85 to $38.13, $1.55 to $38.13 and $1.59 to $38.13 per share, were excluded from the 2005, 2004 and 2003 calculations, respectively.

13.    Stock Options

The 2005 Incentive Stock Plan (the "Plan") adopted on June 3, 2005 replaced and superseded the Second Amended and Restated 1995 Incentive Stock Plan. Under the Plan, directors, officers, key employees and non-employee consultants may be granted non-qualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, as determined by a committee of the Board of Directors. A total of 11.8 million shares have been authorized for grant under the Plan. At January 1, 2006, 2.8 million shares were available for future grant under the Plan. The exercise price of stock options granted under the Plan may not be less than 100% of the fair market value of the common shares on the date of grant. Options under the Plan expire no later than 10 years after date of grant.

Effective in the third quarter of fiscal year 2003, the option program for non-employee directors was revised. Each director receives four quarterly grants of an equal number of shares. The number of shares granted is determined once each year by dividing $90 by the average fair market value of the stock for the previous year. The exercise price is the fair market value on the date of the grant. In fiscal years 2005 and 2004, non-employee directors received an aggregate of 244,589 and 161,619 options, respectively. Stock option activity under the Company's Incentive Stock plans for fiscal years 2005, 2004 and 2003 was as follows:

Description	Shares	Per Share Grant Price Range	Weighted Average Grant Price Per Share
Outstanding as of December 29, 2002	6,227,715	$1.59 - $38.13	$4.63
Granted	2,011,360	2.31 - 2.99	2.75
Exercised	(4,600)	2.34 - 2.98	2.90
Cancelled	(2,514,306)	1.75 - 11.63	3.95

Outstanding as of December 28, 2003	5,720,169	$1.59 - $38.13	$4.27
Granted	1,207,119	1.55 - 3.03	2.44
Exercised	(13,062)	1.59 - 2.90	1.79
Cancelled	(1,655,200)	1.59 - 7.94	3.94

Outstanding as of January 2, 2005	5,259,026	$1.55 - $38.13	$3.96
Granted	6,425,090	0.85 - $1.74	1.41
Exercised	—	—	—
Cancelled	(4,009,817)	1.06 - 15.31	2.70

Outstanding as of January 1, 2006	7,674,299	$0.85 - 38.13	$2.48

Stock options exercisable at January 1, 2006	2,259,246	$0.85 - $38.13	$4.71

The weighted average grant date fair value of options granted in fiscal years 2005, 2004 and 2003 was $1.82, $1.50 and $1.16 per share, respectively.

The following table summarizes information concerning stock options outstanding as of January 1, 2006:

	Per Share Exercise Price Ranges			Total
	$0.85-$1.62	$1.63-$6.49	$6.50-$38.13	$0.85-$38.13
Outstanding as of January 1, 2006	4,511,151	2,583,775	579,373	7,674,299
Weighted average remaining term	9.39	6.51	2.39	7.89
Weighted average exercise price	$1.33	$3.02	$9.06	$2.48
Exercisable as of January 1, 2006	16,581	1,663,292	579,373	2,259,246
Weighted average exercise price	$1.55	$3.23	$9.06	$4.71

The Company applies APB No. 25 in accounting for stock options. No compensation expense has been recognized for stock options when the option price equals or exceeds the fair market value at date of grant. In order to calculate the pro forma information included in Note 3, the fair value of each option is estimated on the date of grant based on the Black-Scholes option-pricing model. Assumptions include no dividend yield, risk-free interest rates ranging from 4% to 7%, expected volatility ranging between 45% and 90%, and an expected term ranging from 7 years to 10 years. Pro forma results of operations for fiscal years 2005, 2004 and 2003, which reflect the adjustment to compensation expense to account for stock options in accordance with SFAS No. 123, are included in Note 3 "Summary of Significant Accounting Policies and Estimates—Accounting for Stock-Based Compensation."

14.    Benefit Plans

In October 1995, the Company adopted a 401(k) savings plan. Employees meeting certain eligibility requirements as defined therein may contribute up to 15% of pretax gross wages, subject to certain restrictions. The contribution percentage was increased to 25% in fiscal year 2005. The Company also sponsors a non-qualified retirement plan (the "Select Plan") for senior employees. Those employees meeting the eligibility requirements as defined therein may contribute up to 25% of their base wages across the 401(k) plan and the Select Plan, subject to certain restrictions. The Company makes matching contributions of 50% of the first 6% of an employee's wages contributed to these plans. Company matching contributions vest 20% per year over a five-year period. For fiscal years 2005, 2004 and 2003, the Company made matching contributions to the plans of $563, $641 and $1,032, respectively.

15.    Related Party Transactions

In fiscal years 2005, 2004 and 2003, the Company paid $5, $28 and $99, respectively, for entertainment costs to an entity which is wholly owned by Theodore G. Schwartz, the Chairman of the Board of Directors of the Company, and his wife. The amounts paid to this entity represent the actual costs incurred by this entity to purchase such items. In addition, the Company reimbursed Mr. Schwartz for legal fees incurred in connection with the guarantee of the overadvance facility of the New Credit Agreement discussed in Note 9.

The Company has a $163 investment in 2001 Development Corporation, a community-oriented economic development company in Cedar Rapids, Iowa, of which Thomas M. Collins is the President. Mr. Collins is a member of the Board of Directors of the Company. Mr. Collins owns no interest in 2001 Development Corporation.

During fiscal year 2003, the Company purchased $11 of services from Form and Function Consulting. Robert F. Bernard, Chairman and CEO of Form and Function, is a member of the Board of Directors of the Company.

In fiscal years 2004 and 2003, the Company provided $830 and $3,972, respectively, of customer care solutions to Sears, Roebuck and Co. ("Sears"). In fiscal year 2003, the Company purchased $8 of services from Sears. Paul J. Liska, who was the Executive Vice President and President, Credit and Financial Products for Sears, was a member of the Board of Directors of the Company from July 2003 until May 2004.

16.    Quarterly Data (Unaudited)

The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal years 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal year ended January 1, 2006:
Net revenue	$65,674	$58,159	$56,343	$59,669	$239,845
Operating loss	(3,438)	(7,271)	(15,541)	(4,500)	(30,750)
Net loss	(2,382)	(5,013)	(13,507)	(1,496)	(22,398)
Net loss per share	$(0.05)	$(0.10)	$(0.27)	$(0.03)	$(0.45)
Fiscal year ended January 2, 2005:
Net revenue	$71,404	$68,006	$64,626	$69,203	$273,239
Operating loss	(2,506)	(1,295)	(3,560)	(3,002)	(10,363)
Net loss	(1,653)	(764)	(2,278)	(1,804)	(6,499)
Net loss per share:	$(0.03)	$(0.02)	$(0.05)	$(0.04)	$(0.13)

Total quarterly earnings per common share may not equal the full year amount because net income per common share is calculated independently for each quarter. Common share equivalents can change on a quarter-to-quarter basis due to their dilutive impact on each quarterly earnings per share calculation.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have not had disagreements with our registered public accounting firm regarding accounting or financial disclosure matters.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting is effective as of January 1, 2006. Our assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any controls' effectiveness in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended January 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of APAC Customer Services, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that APAC Customer Services, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2006 of the Company and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 10, 2006

Item 9B.  Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption "Executive Officers of Registrant") is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2006 under the caption "Election of Directors," which information is incorporated herein by reference.

We have adopted a financial code of ethics that applies to our Chief Executive Officer and Senior Financial Officers. This financial code of ethics is posted on the Company's website. The internet address for our website is http://www.apaccustomerservices.com and the financial code of ethics may be found in the Investor Relations portion of that website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Information concerning compliance with Section 16 of the Exchange Act is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2006 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated by reference.

Item 11.    Executive Compensation.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2006 under the caption "Compensation of Executive Officers," which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)
The information concerning the security ownership of certain beneficial owners as of March 15, 2006, required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2006 under the caption "Common Shares Beneficially Owned by Principal Shareholders and Management," which information is hereby incorporated by reference.

(b)
The information concerning security ownership of management as of March 15, 2006, required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2006 under the caption "Common Shares Beneficially Owned by Principal Shareholders and Management," which information is hereby incorporated by reference.

Equity Compensation Plan Information

The following table summarizes the number of common shares under the Company's 2005 Incentive Stock Plan as of January 1, 2006.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	7,674,299	$2.48	2,782,037

Item 13.    Certain Relationships and Related Transactions.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2006 under the caption "Certain Transactions," which information is hereby incorporated by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2006 under the caption "Independent Registered Public Accounting Firm," which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    (1)  Financial Statements

    The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

    (i)
    Report of Independent Registered Public Accounting Firm

    (ii)
    Consolidated Balance Sheets as of January 1, 2006, and January 2, 2005

    (iii)
    Consolidated Statements of Operations for the Fiscal Years Ended January 1, 2006, January 2, 2005, and December 28, 2003

    (iv)
    Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended January 1, 2006, January 2, 2005, and December 28, 2003

    (v)
    Consolidated Statements of Cash Flows for the Fiscal Years Ended January 1, 2006, January 2, 2005, and December 28, 2003

    (vi)
    Notes to Consolidated Financial Statements

  (2)    Financial Statement Schedules

    The following financial statement schedule is submitted as part of this Annual Report on Form 10-K:

    (i)
    Schedule II—Valuation and Qualifying Accounts

    All other schedules are not submitted because they are not applicable or are not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

  (3)    Exhibits

    The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

(b)            Exhibits

    The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. See Item 15(a) (3) above.

(c)            Financial Statement Schedules

    The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K. See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC CUSTOMER SERVICES, INC.
	By:	/s/ GEORGE H. HEPBURN III George H. Hepburn III Senior Vice President and Chief Financial Officer
Dated: March 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE G. SCHWARTZ* Theodore G. Schwartz	Chairman of the Board of Directors	March 17, 2006
/s/ ROBERT J. KELLER Robert J. Keller	Director and Chief Executive Officer (Principal Executive Officer)	March 17, 2006
/s/ GEORGE H. HEPBURN III George H. Hepburn III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2006
/s/ JOSEPH R. DOOLAN Joseph R. Doolan	Vice President and Controller (Principal Accounting Officer)	March 17, 2006
/s/ CINDY K. ANDREOTTI* Cindy K. Andreotti	Director	March 17, 2006
/s/ ROBERT F. BERNARD* Robert F. Bernard	Director	March 17, 2006
/s/ THOMAS M. COLLINS* Thomas M. Collins	Director	March 17, 2006
/s/ JOHN W. GERDELMAN* John W. Gerdelman	Director	March 17, 2006
/s/ JOHN C. KRAFT* John C. Kraft	Director	March 17, 2006
/s/ JOHN J. PARK* John J. Park	Director	March 17, 2006
*
George H. Hepburn III, as attorney in fact for each person indicated.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(a)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 28, 2003	$3,389	$500	$1,438	$2,451
Year ended January 2, 2005	2,451	(200)	58	2,193
Year ended January 1, 2006	2,193	50	324	1,919

  (a)
  Represents charges for which the allowance account was created.

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of APAC Customer Services, Inc.
3.2
Certificate of Amendment of the Amended and Restated Bylaws of APAC Customer Services, Inc. as amended March 10, 2004, incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004.
4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.
*10.1	APAC Customer Services, Inc. 2005 Incentive Stock Plan incorporated by reference into APAC Customer Services, Inc.'s Current Report on Form 8-K, dated February 7, 2006.
*10.2	Form of Stock Option Agreement, incorporated by reference to APAC Customer Services, Inc.'s Current Report on Form 8-K, dated February 8, 2005.
*10.3	Form of Stock Option Agreement.
*10.4	Form of Director Option Agreement.
*10.5	Form of Restricted Stock Award Agreement.
*10.6	APAC Customer Services, Inc. Retirement Plan for Senior Employees incorporated by reference into APAC Customer Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.
*10.7	Employment Agreement with Robert J. Keller, dated March 10, 2004, incorporated by reference to APAC Customer Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.
*10.8	Employment Agreement with Pamela R. Schneider, dated June 1, 2005 incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005.
*10.9	Employment Agreement with James M. McClenahan, dated May 9, 2004, incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004.
*10.10	Employment Agreement with Karen R. Tulloch, dated May 28, 2005, incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005.
*10.11	Employment Agreement with George H. Hepburn III, dated September 6, 2005, incorporated by reference to APAC Customer Services, Inc.'s Current Report on Form 8-K, dated September 12, 2005.
*10.12	Employment Agreement with Mark E. McDermott, dated April 12, 2004, incorporated by reference into APAC Customer Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.
*10.13	Employment Agreement with Joseph R. Doolan, dated January 11, 2006, incorporated by reference to APAC Customer Services, Inc.'s Current Report on Form 8-K, dated February 7, 2006.

*10.14	APAC Customer Services, Inc. 2005 Management Incentive Plan, incorporated by reference into APAC Customer Services, Inc.'s Current Report on Form 8-K, dated February 7, 2006.
*10.15	Form of Employment Security Agreement between the Company and its Senior Management Team.
10.16	Amended and Restated Credit Agreement, dated October 31, 2005, incorporated by reference to APAC Customer Services, Inc.'s Current Report on Form 8-K, dated October 31, 2005.
10.17	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 21, 2006, incorporated by reference to APAC Customer Services, Inc.'s Current Report on Form 8-K, dated March 3, 2006.
10.18	Registration Rights Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
10.19	Tax Agreement incorporated by reference to APAC TeleServices, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 33-95638.
21.1	Subsidiaries of APAC Customer Services, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of attorney executed by Theodore G. Schwartz, Cindy K. Andreotti, Robert F. Bernard, Thomas M. Collins, John W. Gerdelman, John C. Kraft, Robert J. Keller, and John J. Park.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management employment contracts or compensatory plans or arrangements.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
PART II
APAC CUSTOMER SERVICES, INC. SELECTED FINANCIAL DATA
APAC CUSTOMER SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share data)
APAC CUSTOMER SERVICES, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data)
APAC CUSTOMER SERVICES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Dollars in thousands, except share data)
APAC CUSTOMER SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
APAC CUSTOMER SERVICES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share data and as otherwise indicated)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
Schedule II VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
Exhibit Index