Form 10-Q
period 2006-04-02
APAC CUSTOMER SERVICE INC
filed 2006-05-12
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 2, 2006
or
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

Registrant's telephone number, including area code: (847) 374-4980

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

There were 49,848,653 common shares, $0.01 par value per share, outstanding as of May 1, 2006.

Forward-Looking Statements and Factors That May Affect Future Results

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Congress encouraged public companies to make "forward-looking statements" by creating a "safe harbor" to protect companies from securities law liability in connection with forward-looking statements. The Company intends to qualify its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions. Unless the context indicates otherwise, the words "Company," "we," "our," and "us" when used in this report on Form 10-Q refer collectively to APAC Customer Services, Inc. and its wholly-owned subsidiaries.

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

Due to such uncertainties, readers are cautioned not to place undue reliance on our written or oral forward-looking statements, which speak only as of the date on which they were made. If no date is provided, such statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly undertakes no obligation to publicly update or revise any forward-looking statements as a result of changed assumptions, new information, future events or otherwise.

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

•
Circumstances outside our control such as acts of God, political instability, equipment malfunction, war, and terrorism could seriously harm our business.

•
Our business and our clients' businesses are subject to federal and state regulation.

•
Our financial results may be affected by risks associated with international operations and expansion.

•
Our liquidity and ability to meet the terms of our restated credit agreement could be materially affected should the Company not prevail in its dispute with the Internal Revenue Service (I.R.S.).

See the Company's filings with the SEC for further discussion of the risks and uncertainties associated with the Company's business, in particular, the discussion in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	April 2, 2006	January 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,490	$960
Accounts receivable, net	39,417	37,592
Other current assets	8,870	9,248

Total current assets	49,777	47,800
Property and equipment, net	21,938	22,233
Goodwill	13,338	13,338
Other intangible assets, net	9,755	10,341
Deferred taxes	16,480	16,237
Other assets	1,015	1,101

Total assets	$112,303	$111,050

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$10,932	$11,971
Accounts payable	2,771	3,558
Income taxes payable	17,519	17,377
Accrued payroll and related items	15,807	12,769
Accrued liabilities	10,754	10,507

Total current liabilities	57,783	56,182
Other liabilities	2,988	2,994
Commitments and contingencies	—	—
Shareholders' equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 50,089,698 and 49,695,699 shares issued at April 2, 2006 and January 1, 2006, respectively; 49,848,653 and 49,454,654 shares outstanding at April 2, 2006 and January 1, 2006, respectively	501	497
Additional paid-in capital	99,955	99,598
Accumulated deficit	(48,051)	(47,310)
Accumulated other comprehensive loss	(26)	(64)
Treasury shares: 241,045 shares, at cost at April 2, 2006, and January 1, 2006	(847)	(847)

Total shareholders' equity	51,532	51,874

Total liabilities and shareholders' equity	$112,303	$111,050

See Notes to Consolidated Condensed Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Net revenue	$60,723	$65,674
Cost of services	53,072	58,974

Gross profit	7,651	6,700
Operating expenses:
Selling, general and administrative expenses	8,065	9,861
Restructuring and other charges (benefits)	(13)	277

Total operating expenses	8,052	10,138

Operating loss	(401)	(3,438)
Other income	(28)	(40)
Interest expense, net	456	222

Loss before income taxes	(829)	(3,620)
Income tax benefit	(88)	(1,238)

Net loss	$(741)	$(2,382)

Net loss per share:
Basic	$(0.01)	$(0.05)

Diluted	$(0.01)	$(0.05)

Weighted average number of shares outstanding:
Basic	49,455	49,455

Diluted	49,455	49,455

See Notes to Consolidated Condensed Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Operating activities:
Net loss	$(741)	$(2,382)
Depreciation and amortization	3,015	2,871
Non-cash restructuring charges (benefits)	(13)	15
Deferred income taxes	(254)	(1,835)
Stock compensation expense	360	—
Change in operating assets and liabilities	178	(1,444)

Net cash provided by (used in) operating activities	2,545	(2,775)
Investing activities:
Purchases of property and equipment, net of disposals	(940)	(2,584)

Net cash used in investing activities	(940)	(2,584)
Financing activities:
Borrowings (payments) under revolving credit facility, net	(1,039)	5,300
Payments on long-term debt	—	(102)

Net cash provided by (used in) financing activities	(1,039)	5,198
Effect of exchange rate changes on cash	(36)	—

Net change in cash and cash equivalents	530	(161)
Cash and cash equivalents:
Beginning balance	960	271

Ending balance	$1,490	$110

Supplemental disclosures:
Cash paid during the period for interest	$383	$99
Cash paid during the period for income taxes	13	5
Leasehold improvements funded by landlord	1,120	—

See Notes to Consolidated Condensed Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except as otherwise indicated)

1.    Basis of Presentation

 The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to March 31st. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31st.

The accompanying unaudited consolidated condensed financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 2, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. The balance sheet at April 2, 2006, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Copies of the Company's filings are available on a web site maintained by the SEC at http://www.sec.gov.

The Company sustained significant losses in fiscal year 2005. In an effort to return the Company to profitability, the Company initiated a restructuring plan in July 2005 to exit the outbound telemarketing business and focus primarily on customer care services and solutions. Operating results have improved for the quarter ended April 2, 2006. Management believes the restructuring will be successful and the Company will return to profitability.

The Company expects that its cash balances, cash flows from future operations and available borrowings under the Restated Credit Agreement described in Note 8 will be sufficient to meet normal operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. A significant change in operating cash flow, a failure to successfully complete the Company's business turnaround or an adverse outcome in the Company's pending dispute with the Internal Revenue Service described in Note 10 could have a material adverse effect on its liquidity and its ability to comply with the covenants in the Restated Credit Agreement.

2.    New Accounting Pronouncement

 In November 2005, the Financial Accounting Standards Board (FASB) issued Financial Statement Position (FSP) No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". This pronouncement provides an alternative method of calculating excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) "Share-Based Payment." The Company has until November 2006 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP No. 123(R)-3; however, any one-time election is not expected to affect operating income or net earnings.

3.    Accrued Liabilities

 The components of other accrued liabilities included in the consolidated condensed balance sheets are as follows:

	April 2, 2006	January 1, 2006
Accrued workers' compensation	$3,029	$3,010
Accrued restructuring charges	2,797	3,503
Accrued professional fees	747	659
Accrued property tax	522	737
Other	3,659	2,598

Total	$10,754	$10,507

4.    Goodwill and Other Intangible Assets

 The Company's policy is to test goodwill for impairment as of the end of the fiscal year. If events occur that would necessitate a more frequent review, the Company will perform its evaluation for impairment at that time. The Company tested goodwill for impairment as of January 1, 2006, resulting in no impairment being recorded. As of April 2, 2006 and January 1, 2006, the Company had $13.3 million of goodwill.

The identifiable intangible assets of the Company represent acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $18.7 million and $18.2 million as of April 2, 2006 and January 1, 2006, respectively. Under SFAS No. 142, identifiable intangible assets with finite lives are amortized. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization expense related to intangible assets for the quarters ended April 2, 2006 and April 3, 2005, was $587 for each period. Annual amortization expense is expected to be $2.3 million for fiscal year 2006 through 2009 and $1.0 million in fiscal year 2010.

5.    Accounting for Stock-Based Compensation

 At April 2, 2006 the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentives, including stock options and restricted stock. The number of common shares reserved for issuance under the plan was 11.8 million at April 2, 2006, of which 2.3 million shares are available for future grants.

Effective January 2, 2006, the Company adopted FASB Statement No. 123(R). Prior to fiscal 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounted for its stock compensation plans according to Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method, and therefore, it has not restated the prior periods' financial statements.

Under modified prospective transition method, compensation expense is recognized for new grants beginning this fiscal year and for any unvested grants made prior to the adoption of SFAS No. 123(R). Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Total stock-based compensation expense for the quarter ended April 2, 2006 was $0.4 million. The recognized tax benefit was $0.1 million. The Company recognizes these compensation costs net of a forfeiture rate on a straight-line basis over the employee's requisite service period. The Company estimated the forfeiture rate for awards granted during the quarter ended April 2, 2006 based on its historical experience during the preceding fiscal years. Compensation expense related to share-based awards is amortized over the requisite service period in selling, general and administrative expenses in the consolidated condensed statements of operations. As of April 2, 2006, there was $3.3 million of unrecognized compensation cost related to un-vested awards that is expected to be recognized over a weighted-average period of approximately three years.

Stock options to purchase common shares are granted with an exercise price equal to the average of the high and low market price of the Company's stock on the date of the grant. Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.

During the quarter ended April 2, 2006, the Company awarded 393,999 restricted common shares at a weighted average value per share of $1.92 to certain employees. The restricted common shares vest two years from the grant date provided that performance or market condition thresholds are met by the Company.

In November 2005, the FASB issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". This pronouncement provides an alternative method of calculating excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company has until November 2006 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP No. 123(R)-3; however, any one-time election is not expected to affect operating income or net earnings.

The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123(R) in the quarter ended April 3, 2005:

Thirteen Weeks Ended April 3, 2005
Net loss as reported	$(2,382)
Less-compensation expense on stock options, net of income tax benefit	(286)

Net loss pro forma	$(2,668)

Loss per share—basic
As reported	$(0.05)

Pro forma	$(0.05)

Loss per share—diluted
As reported	$(0.05)

Pro forma	$(0.05)

The Company estimated the fair value of its employee stock options and restricted common shares using the Black-Scholes option-pricing model with the following assumptions:

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Expected volatility	51.17%	45.56%
Risk-free interest rate	4.76%	4.45%
Expected life of options in years	2.24	6.83
Annualized forfeiture rate	8.62	—
Weighted average grant date fair value	$1.51	$0.85

A summary of the Company's stock option and restricted common share activity during the quarter ended April 2, 2006 is presented in the following table:

	Number of Options/Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2006	7,674,299	$4.71
Granted	567,583	0.57
Exercised/Forfeited/Canceled	(130,306)	5.19
Outstanding on April 2, 2006	8,111,576	2.30	7.85	$5,081,136
Exercisable on April 2, 2006	2,815,700	4.05	5.56	297,988

6.    Comprehensive Loss

 Comprehensive loss for the quarters ended April 2, 2006 and April 3, 2005, respectively is as follows:

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Net loss	$(741)	$(2,382)
Foreign currency translation gain	38	41

Total comprehensive loss	$(703)	$(2,341)

Foreign currency translation gains relate to the impact of a change in exchange rates on net assets located in the Philippines.

7.    Legal Proceedings

 The Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe that the outcome of any such pending claims will have a material adverse impact on the Company's business, results of operations, liquidity, or financial condition, although no assurance to that effect can be given.

8.    Debt

 On October 31, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (Restated Credit Agreement) with LaSalle Bank National Association (LaSalle), as agent, and the financial institutions from time to time parties thereto as lenders. The Restated Credit Agreement provides the Company with a $25 million revolving loan facility which expires in October 2008.

The Company's ability to borrow under the Restated Credit Agreement depends on the amount of eligible accounts receivable from its' clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services' proposed adjustment to the Company's 2002 tax return described in Note 10. Other restrictive covenants limit the Company's ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.

Borrowings under the Restated Credit Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated Credit Agreement. Interest rates on the Company's borrowings ranged from 7.5% to 8.0% during the quarter ended April 2, 2006. The Restated Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company. In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as fees on outstanding letters of credit.

On March 3, 2006, the Company and LaSalle entered into an amendment (Amendment No. 1) to the Restated Credit Agreement. Amendment No. 1 was effective February 21, 2006. Under the terms of Amendment No. 1, LaSalle agreed to relieve the Company of its obligation to comply with the excess availability covenant in the Restated Credit Agreement through April 30, 2006. Subsequently, the Company successfully met the requirements set forth in the Restated Credit Agreement, and the excess availability requirement no longer applies.

On April 25, 2006, the Company and LaSalle entered into a second amendment (Amendment No. 2) to the Restated Credit Agreement. Amendment No. 2 was effective April 2, 2006. Under the terms of Amendment No. 2, LaSalle agreed to amend certain financial covenants related to capital expenditures.

Borrowings under the Restated Credit Agreement totaled $10.9 million and $12.0 million as of April 2, 2006 and January 1, 2006, respectively. The Company had approximately $10.8 million of unused borrowing capacity as of April 2, 2006. The Company was in compliance with its financial covenants as of April 2, 2006.

The Company expects that its cash balances, cash flows from future operations and available borrowings under the Restated Credit Agreement will be sufficient to meet normal operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. A significant change in operating cash flow, a failure to successfully complete the Company's business turnaround, or an adverse outcome in the Company's pending dispute with the Internal Revenue Service described in Note 10 could have a material adverse effect on its liquidity and its ability to comply with the covenants in the Restated Credit Agreement.

9.    Restructuring and Other Charges/Asset Impairment Charges

 No restructuring charges were taken during the quarter ended April 2, 2006. The Company recorded $0.2 million of restructuring charges in the quarter ended April 3, 2005 related to the closure of one customer care center. These charges included severance costs of $0.1 million and $0.1 million for the write down of property and lease termination and other costs. Payments totaling $0.1 million have been paid through April 2, 2006. The remaining $0.1 million of payments, primarily related to lease termination and other costs, are payable over the next year. The Company also recorded $0.4 million of other severance charges during the quarter ended April 3, 2005, which were partially offset by a $0.3 million sales and use tax refund.

Following is a summary of the fiscal 2006 year-to-date activity in the reserves established in connection with the Company's restructuring initiatives:

	January 1, 2006	Charges (Reversals)	Cash Payments (Receipts)	April 2, 2006
Restructuring initiatives prior to 2005:	$255	$—	$67	$188
2005 restructuring initiatives:
Employee severance costs	458	(2)	55	401
Write-off of property and equipment	697	—	(5)	702
Lease obligations and other costs	3,985	(11)	577	3,397

Total	$5,395	$(13)	$694	$4,688

10.    Income Taxes

 The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company will need to generate taxable income of approximately $31 million during the next 20 years to utilize its net operating loss carryforwards before they expire. The Company believes that it is more likely than not that the deferred tax asset recorded as April 2, 2006 will be realized in future periods. Accordingly, no valuation allowance has been established. The Company records a reserve for tax contingencies until management believes it is probable that the deductions giving rise to these contingencies will not be successfully challenged. The Company's effective income tax rate is 10.6% and 34.2% for the quarters ended April 2, 2006 and April 3, 2005, respectively.

In October 2003, the Company received an $11.6 million cash tax refund as a result of carrying back against prior years' taxable income a $48.1 million loss reported on its 2002 tax return. This loss resulted from the Company taking a $59.9 million deduction to write-off, for tax purposes, its remaining investment in ITI Holdings, Inc. (ITI) (for book purposes the Company recorded appropriate impairment charges related to ITI in previous fiscal years). The total combined liquidity benefit to the Company from this deduction could be as much as $20.9 million, which includes the $11.6 million cash tax refund already received, $3.3 million of cash tax savings related to the 2002 tax year and the release of $6.0 million of tax credits generated and utilized in prior years to be used in future periods.

The Internal Revenue Service has audited the Company's 2002 tax return. On September 29, 2005, a field agent for the Internal Revenue Service issued a report which disallowed the deduction related to the Company's investment in ITI. The Company believes that it has sufficient support for the deduction and intends to pursue its available administrative remedies. On November 30, 2005, the Company filed a protest contesting the proposed adjustment and requested a hearing with an Internal Revenue Service Appeals Officer. At this point it is unclear as to how this issue will ultimately be resolved. The Company has not recognized the income tax benefit related to this deduction and has previously recorded a liability for the $11.6 million refund. The Company is required to accrue interest and has reserved $2.0 million for the amount of interest accrued to date. Should the Company not prevail in this matter, it may be required to repay the previously received refund of $11.6 million, as well as interest related thereto. The timing of any repayment of the previously received refund could have a material adverse effect on the liquidity of the Company, require it to seek additional financing to fund the repayment, and result in a default under the Restated Credit Agreement described in Note 8.

11.    Earnings Per Share

 For the quarters ended April 2, 2006 and April 3, 2005 approximately 64,000 and 3,000 options to purchase common shares, respectively, were excluded from the computation of earnings per share because they would have been anti-dilutive.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements of the Company and related notes thereto appearing elsewhere in this report and the audited consolidated financial statements of the Company which appear in Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Our management's discussion and analysis contains "forward-looking statements".

Overview

We are a leading provider of customer care services and solutions to Fortune 500 companies and other market leaders in the communication, healthcare, financial services, business services, travel and entertainment, and publishing industries. In July 2005, we announced a strategic restructuring to exit virtually all of the outbound telemarketing business, restructure operations, and focus primarily on profitable client relationships in a limited number of key industries. We have targeted primarily high growth business segments, each with critical customer care needs and businesses with unique opportunities for outsourced customer care. Our services are highly customized customer care services and solutions that involve communicating with customers and managing situations that are unique to each targeted industry. We provide customized technology applications that are scalable and provide a higher level of customer service. We also bring the expertise to hire, train and retain skilled customer care talent. Given our Company resources and unique position in the customer care service industry, we believe we are aligned to capitalize on the growth in this segment.

Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international, and client-owned locations. As of April 2, 2006, we operate 13 customer care centers: 11 domestic, one domestic client-owned facility, and one international center located in the Philippines. The customer care centers house approximately 5,400 domestic and 1,200 international workstations.

Results of Operations

The following table sets forth selected information about our results of operations for the quarters ended April 2, 2006 and April 3, 2005, respectively. Certain additional items of net revenue and cost of services have been included as we believe they would enhance an understanding of our results of operations.

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005	2006 over 2005
Net Revenue:
Domestic	$54,442	$47,615	14.3%
Off-shore	5,348	2,233	139.5
Restructured outbound business	933	15,826	(94.1)

Total net revenue	60,723	65,674	(7.5)

Cost of Services:
Direct labor	34,873	37,284	(6.5)
Other facility expenses	18,199	21,690	(16.1)

Total cost of services	53,072	58,974	(10.0)

Percentage of revenue	87.4%	89.8%

Gross profit	7,651	6,700	14.2
Gross profit percentage	12.6%	10.2%
Operating Expenses:
Selling, general & administrative expenses	8,065	9,861	(18.2)
Restructuring and other charges (benefits)	(13)	277	*

Total operating expenses	8,052	10,138	(20.6)

Operating loss	(401)	(3,438)	(88.3)
Other income	(28)	(40)	(30.0)
Interest expense, net	456	222	105.4

Loss before income taxes	(829)	(3,620)	(77.1)
Benefit for income taxes	(88)	(1,238)	(92.9)

Net loss	$(741)	$(2,382)	(68.9)%

*
Means that the percentage change is not meaningful.

Non-GAAP Financial Measures

To supplement our consolidated condensed financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), we use the following measures defined as non-GAAP financial measures by the SEC: EBITDA, adjusted EBITDA, adjusted operating income, free cash flow and adjusted free cash flow. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. The items excluded from these non-GAAP financial measures are significant components of our financial statements and must be considered so in performing a comprehensive analysis of our overall financial results.

We expect to use consistent methods for computation of non-GAAP financial measures. Our calculations of non-GAAP financial measures may not be consistent with calculations of similar measures used by other companies. The accompanying tables have more details on the GAAP financial measures that are most directly comparable to non-GAAP financial measures and the related reconciliations between these financial measures.

More information on these non-GAAP financial measures can be found in Item 7 of our Annual Report on Form 10-K for the year ended January 1, 2006.

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005	2006 over 2005
	(Dollars in thousands, except statistical data and notes)
EBITDA	$2,642	$(527)	*
Adjusted EBITDA	2,629	(250)	*
Adjusted operating loss	(414)	(3,161)	(86.9)%
Free cash flow	1,702	(3,111)	154.7
Adjusted free cash flow	1,689	(2,834)	159.6
Statistical information:
Number of customer care centers
Domestic	12	22
Off-shore	1	1

Total	13	23

Number of workstations:
Domestic	5,408	6,190
Off-shore	1,219	600

Total	6,627	6,790

Annualized net revenue per average workstation:
Domestic	$40,776	$40,071
Off-shore	20,480	20,108

*
Means that the percentage change is not meaningful

See Accompanying Notes to Non-GAAP Financial Measures

Notes to Non-GAAP Financial Measures

(1)
We operate on a thirteen week fiscal quarter that ends on the Sunday closest to March 31.

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

  EBITDA and adjusted EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
	(Dollars in thousands)
Net loss	$(741)	$(2,382)

Interest expense	456	222
Benefit for income taxes	(88)	(1,238)
Depreciation and amortization	3,015	2,871

EBITDA	$2,642	$(527)

Restructuring and other charges (benefits)	(13)	277
Asset impairment charges	—	—

Adjusted EBITDA	$2,629	$(250)

(3)
We define adjusted operating income (loss) as operating income (loss) less restructuring and other charges (benefits) and asset impairment charges.

  Adjusted operating income (loss) can be reconciled to operating income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
	(Dollars in thousands)
Operating loss	$(401)	$(3,438)

Restructuring and other charges (benefits)	(13)	277
Asset impairment charges	—	—

Adjusted operating loss	$(414)	$(3,161)

Notes to Non-GAAP Financial Measures (continued)

(4)
We define free cash flow as EBITDA less net capital expenditures and adjusted free cash flow as free cash flow less restructuring and other charges (benefits) and asset impairment charges.

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
	(Dollars in thousands)
EBITDA	$2,642	$(527)
Capital expenditures	(2,060)	(2,584)
Tenant improvements funded by landlord	1,120	—

Free Cash Flow	$1,702	$(3,111)

Restructuring and other charges (benefits)	(13)	277
Asset impairment charges	—	—

Adjusted Free Cash Flow	$1,689	$(2,834)

  Free cash flow and adjusted free cash flow can be reconciled to the net cash provided by (used in) operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$2,545	$(2,775)

Purchases of property and equipment	(940)	(2,584)
Benefit for income taxes	(88)	(1,238)
Interest expense	456	222
Changes in operating assets and liabilities	(178)	1,444
Asset impairment charges	—	—
Increase in deferred income taxes	254	1,835
Stock compensation expense	(360)	—
Non-cash restructuring charges (benefits)	13	(15)

Free Cash Flow	$1,702	$(3,111)

Restructuring and other charges (benefits)	(13)	277
Asset impairment charges	—	—

Adjusted Free Cash Flow	$1,689	$(2,834)

Comparison of Results of Operations for the Quarter Ended April 2, 2006 and April 3, 2005.

Net revenue decreased 7.5%, or $5.0 million, to $60.7 million in the quarter ended April 2, 2006 from $65.7 million in the same period of fiscal year 2005. The revenue decline is primarily attributable to our decision in July 2005 to exit the campaign-driven outbound customer acquisition business and other non-strategic and unprofitable client relationships, which accounted for $0.9 million and $15.8 million of the first quarter 2006 and 2005 revenue, respectively. The decrease in revenue from the restructured outbound business was partially offset by an increase in revenue attributable to the Medicare Part D enrollment and customer care business. During the quarter we agreed to terminate a large customer care client effective at the end of the second quarter 2006. This client accounted for approximately $5 million of revenue in the quarter ended April 2, 2006.

Cost of services decreased $5.9 million, or 10.0%, in the first quarter of fiscal year 2006, to $53.1 million from $59.0 million in the same period of fiscal year 2005. This decrease is primarily due to a reduction in direct labor costs of $2.4 million driven by lower volume and lower call center overhead of $3.5 million. These factors resulted in a decrease in cost of services as a percent of revenue from 89.8% for the quarter ended April 3, 2005 to 87.4% for the quarter ended April 2, 2006.

Gross profit increased $1.0 million, or 14.2%, to $7.7 million in the quarter ended April 2, 2006 from $6.7 million in the quarter ended April 3, 2005. Gross profit margin increased to 12.6% for the quarter ended April 2, 2006 compared to 10.2% in the comparable period of fiscal year 2005. This increase is principally due to the benefit of more profitable client relationships, an increase in labor efficiencies and a reduction of call center overhead.

Operating expenses for the quarter ended April 2, 2006 were $8.1 million compared to operating expenses of $10.1 million in the comparable prior year period. The decrease is primarily the result of a $1.8 million, or 18.2%, reduction in selling, general and administrative expenses partially offset by the absence of any restructuring charges during the 2006 period. Selling, general and administrative expenses declined from the prior year due to reductions in employee related expenses and facilities costs resulting from the headcount reductions and center closures that were part of our July 2005 restructuring plan, lower information technology and marketing expenses, offset by an increase in compensation expense of $0.4 million related to our adoption of SFAS No. 123-R and employee bonus and incentive accruals.

No restructuring charges were recorded in the quarter ended April 2, 2006. We recorded $0.2 million of restructuring charges in the quarter ended April 3, 2005 related to the closure of one customer care center. These charges included severance costs of $0.1 million and $0.1 million for the write-down of property and lease termination and other costs. Payments totaling $0.1 million have been paid through April 2, 2006. The remaining $0.1 million of payments, primarily related to severance costs, are payable over the next year. We also recorded $0.4 million of other severance charges in the quarter ended April 3, 2005, which were partially offset by a $0.3 million sales and use tax refund.

Operating loss decreased from $3.4 million in the quarter ended April 3, 2005 to $0.4 million in the quarter ended April 2, 2006. The $3.0 million improvement was due to the benefits of the strategic restructuring on center overhead and selling, general and administrative expenses, plus improvements in client profitability. Adjusted operating loss improved $2.8 million from $3.2 million in the quarter ended April 3, 2005 to $0.4 million in the quarter ended April 2, 2006 for the same reasons.

Net interest expense increased $0.3 million in the quarter ended April 2, 2006 as compared to the prior year period primarily as a result of an increase in net borrowings.

EBITDA increased from a negative $0.5 million in the quarter ended April 3, 2005 to a positive $2.6 million in the quarter ended April 2, 2006. The $3.1 million increase is due to a higher gross profit and lower operating expenses. Adjusted EBITDA improved from a negative $0.3 million in the quarter ended April 3, 2005 to a positive $2.6 million in the quarter ended April 2, 2006 for the same reasons.

Our effective income tax rate was 10.6% in the quarter ended April 2, 2006 compared to 34.2% in the comparable prior year period. The decrease in the effective income tax rate is due to the utilization of net operating losses in the quarter ended April 2, 2006.

We generated a net loss of $0.7 million in the quarter ended April 2, 2006 compared to a $2.4 million net loss for the same period of fiscal year 2005. The $1.7 million, or 70% decrease in net loss is due to an increase in gross profit and reduced operating expenses, partially offset by a lower income tax benefit.

Liquidity and Capital Resources

The following table sets forth our consolidated statements of cash flow data for the quarters ended April 2, 2006 and April 3, 2005, respectively.

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$2,545	$(2,775)
Net cash used in investing activities	(940)	(2,584)
Net cash provided by (used in) financing activities	(1,039)	5,198
Effect of exchange rate changes on cash	(36)	—

Net change in cash and cash equivalents	$530	$(161)

Net cash provided by operating activities in the quarter ended April 2, 2006 increased $5.3 million as compared with the quarter ended April 3, 2005, primarily due to improved operating performance and changes in operating assets, liabilities, and deferred tax assets.

Net cash used in investing activities was $0.9 million and $2.6 million in the quarters ended April 2, 2006 and April 3, 2005, respectively and consisted primarily of expenditures related to the buildout and maintenance in our customer care centers along with telecommunications hardware and software costs.

Net cash provided by (used in) financing activities primarily relates to the net borrowings under our revolving loan agreements for the quarters ended April 2, 2006 and April 3, 2005.

Free cash flow improved $4.8 million, or 154.7%, from a negative $3.1 million in the quarter ended April 3, 2005 to a positive $1.7 million in the quarter ended April 2, 2006. The improvement was driven by operating performance and lower net capital expenditures. Adjusted free cash flow improved $4.5 million, or 159.6%, from a negative $2.8 million in the quarter ended April 3, 2005 to a positive $1.7 million in the quarter ended April 2, 2006 for the same reasons.

On October 31, 2005, we entered into an Amended and Restated Loan and Security Agreement (the Restated Credit Agreement) with LaSalle Bank National Association (LaSalle), as agent, and the financial institutions from time to time parties thereto as lenders. The Restated Credit Agreement provides for a $25 million revolving loan facility which expires in October 2008.

Our ability to borrow under the Restated Credit Agreement depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services' proposed adjustment to our 2002 tax return described in Note 10 to the consolidated condensed financial statements. Other restrictive covenants limit our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends, and make certain restricted payments.

Borrowings under the Restated Credit Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated Credit Agreement. The Restated Credit Agreement

is secured principally by a grant of a security interest in all of our personal property and fixtures. In addition, we pay a commitment fee on the unused portion of the revolving facility as well as fees on outstanding letters of credit.

On March 3, 2006, we entered into an amendment (Amendment No. 1) to the Restated Credit Agreement. Amendment No. 1 was effective February 21, 2006. Under the terms of Amendment No. 1, LaSalle agreed to relieve us of our obligation to comply with the excess availability covenant in the Restated Credit Agreement through April 30, 2006. Subsequently, we successfully met the requirements set forth in the Restated Credit Agreement, and the excess availability requirement no longer applies.

On April 25, 2006, we entered into a second amendment (Amendment No. 2) to the Restated Credit Agreement. Amendment No. 2 was effective April 2, 2006. Under the terms of Amendment No. 2, LaSalle agreed to amend certain financial covenants related to capital expenditures.

Borrowings under the Restated Credit Agreement totaled $10.9 million and $12.0 million as of April 2, 2006 and January 1, 2006, respectively. We had approximately $10.8 million of unused borrowing capacity as of April 2, 2006. We were in compliance with our financial covenants as of April 2, 2006.

We expect that our cash balances, cash flows from future operations and available borrowings under the Restated Credit Agreement will be sufficient to meet normal operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. A significant change in operating cash flow, a failure to successfully complete our business turnaround or an adverse outcome in our pending dispute with the Internal Revenue Service described in Note 10 to the consolidated condensed financial statements could have a material adverse effect on our liquidity and our ability to comply with the covenants in the Restated Credit Agreement.

In October 2003, we received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of our remaining investment in ITI Holdings, Inc. The Internal Revenue Service has audited our 2002 tax return and proposed an adjustment that would disallow this deduction. We believe that we have sufficient support for the deduction and intend to pursue our available remedies. On November 30, 2005, we filed a protest contesting the proposed adjustment and requested a hearing with an Internal Revenue Service Appeals Officer. At this point, it is unclear as to how this issue will ultimately be resolved. We have not recognized the income tax benefit related to this deduction and have previously recorded a liability for the $11.6 million refund. We are required to accrue interest and have reserved $2.0 million for the amount of interest accrued to date. Should we not prevail in this matter, we may be required to repay the previously received refund of $11.6 million, as well as interest related thereto. The timing of any repayment of the previously received refund could have a material adverse effect on our liquidity, require us to seek additional financing to fund the repayment, and result in a default under the Restated Credit Agreement.

Our cash flow is significantly impacted by our ability to collect our clients' accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially adversely affect our ability to fund operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities. From time to time, we have entered into derivative transactions in order to minimize these risks, but not for trading purposes. We do not have any derivative agreements as of April 2, 2006.

We prepared a sensitivity analysis of its average debt for the quarter ended April 2, 2006, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in our financial structure.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1A.    Risk Factors

For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

There have been no material changes to these risk factors during the quarter ended April 2, 2006.

Item 6.    Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
Date: May 12, 2006	By:	/s/ ROBERT J. KELLER Robert J. Keller President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2006	By:	/s/ GEORGE H. HEPBURN III George H. Hepburn III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 12, 2006	By:	/s/ JOSEPH R. DOOLAN Joseph R. Doolan Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
3.2
Certificate of Amendment of the Amended and Restated Bylaws of APAC Customer Services, Inc. as amended March 10, 2004, incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.
10.1
Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of February 21, 2006, incorporated by reference to APAC Customer Services, Inc.'s current report on Form 8-K, dated March 3, 2006.
10.2
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of April 2, 2006, incorporated by reference to APAC Customer Services, Inc.'s current report on Form 8-K, dated April 25, 2006.
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

QuickLinks

INDEX
Forward-Looking Statements and Factors That May Affect Future Results
PART I. FINANCIAL INFORMATION
  Item 1. Consolidated Condensed Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in thousands, except share data) (Unaudited)
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Dollars in thousands, except share data) (Unaudited)
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands, except as otherwise indicated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. Other Information
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES
Exhibit Index