Form 10-Q
period 2006-07-02
APAC CUSTOMER SERVICE INC
filed 2006-08-11
CIK 949297

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 2, 2006
or
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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

There were 49,901,064 common shares, $0.01 par value per share, outstanding as of August 1, 2006.

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

•
Our liquidity and ability to meet the terms of our current loan agreement could be materially affected should the Company not prevail in its dispute with the Internal Revenue Service.

See the Company's filings with the SEC for further discussion of the risks and uncertainties associated with the Company's business, in particular, the discussion in Item 1A of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	July 2, 2006	January 1, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$516	$960
Accounts receivable, net	41,572	37,592
Other current assets	10,023	9,248

Total current assets	52,111	47,800
Property and equipment, net	24,470	21,536
Goodwill	13,338	13,338
Other intangible assets, net	9,168	10,341
Deferred taxes	15,998	16,237
Other assets	665	1,101

Total assets	$115,750	$110,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$13,978	$11,971
Accounts payable	3,041	3,558
Income taxes payable	17,378	17,377
Accrued payroll and related items	15,284	12,769
Accrued liabilities	12,692	9,810

Total current liabilities	62,373	55,485
Other liabilities	2,356	2,994
Commitments and contingencies	—	—
Shareholders' equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 50,142,109 and 49,695,699 shares issued at July 2, 2006, and January 1, 2006, respectively; 49,901,064 and 49,454,654 shares outstanding at July 2, 2006, and January 1, 2006, respectively	501	497
Additional paid-in capital	100,938	99,598
Unearned compensation on restricted common shares	(586)	—
Accumulated deficit	(48,843)	(47,310)
Accumulated other comprehensive loss	(142)	(64)
Treasury shares: 241,045 shares; at cost at July 2, 2006 and January 1, 2006	(847)	(847)

Total shareholders' equity	51,021	51,874

Total liabilities and shareholders' equity	$115,750	$110,353

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net Revenue	$58,236	$58,159	$118,959	$123,833
Cost of services	50,950	55,335	104,022	114,309

Gross profit	7,286	2,824	14,937	9,524
Operating expenses:
Selling, general and administrative expenses	7,907	9,111	15,972	18,972
Restructuring and other charges	384	860	371	1,137
Asset impairment charges	—	124	—	124

Total operating expenses	8,291	10,095	16,343	20,233

Operating loss	(1,005)	(7,271)	(1,406)	(10,709)
Other expense (income)	34	(22)	6	(62)
Interest expense	442	479	898	701

Loss before income taxes	(1,481)	(7,728)	(2,310)	(11,348)
Income tax benefit	(688)	(2,715)	(776)	(3,953)

Net loss	$(793)	$(5,013)	$(1,534)	$(7,395)

Net loss per share:
Basic	$(0.02)	$(0.10)	$(0.03)	$(0.15)

Diluted	$(0.02)	$(0.10)	$(0.03)	$(0.15)

Weighted average number of shares outstanding:
Basic	49,455	49,455	49,455	49,455

Diluted	49,455	49,455	49,455	49,455

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005
Operating activities:
Net loss	$(1,534)	$(7,395)
Depreciation and amortization	6,045	5,950
Non-cash restructuring charges	371	22
Asset impairment charges	—	124
Deferred income taxes	(818)	(4,235)
Stock compensation expense	758	—
Change in operating assets and liabilities	(2,398)	7,237

Net cash provided by operating activities	2,424	1,703
Investing activities:
Purchases of property and equipment, net of disposals	(4,745)	(5,307)

Net cash used in investing activities	(4,745)	(5,307)
Financing activities:
Borrowings under revolving credit facility, net	2,007	4,882
Payments on long-term debt	—	(207)
Financing fees	—	(477)

Net cash provided by financing activities	2,007	4,198
Effect of exchange rate change on cash	(130)	—

Net change in cash and cash equivalents	(444)	594
Cash and cash equivalents:
Beginning balance	960	271

Ending balance	$516	$865

Supplemental disclosures:
Leasehold improvements funded by landlord	$3,250	$—
Cash paid during the period for interest	694	731
Cash paid during the period for income taxes	21	6

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except as otherwise indicated)

1.    Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended July 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. The balance sheet at July 2, 2006 has been derived from the unaudited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For additional information, refer to the financial statements and notes thereto included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Copies of the Company's filings are available on a web site maintained by the SEC at http://www.sec.gov.

The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to June 30th. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31st.

2.    New Accounting Pronouncements

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

The FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, (FIN 48) on July 13, 2006. FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. In applying FIN 48, an entity is required to evaluate a tax position using a two-step process. First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. Next, the entity should measure the amount of benefit that should be recognized for those tax positions that meet the more-likely-than-not test. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on its financial statements.

3.    Accrued Liabilities

 The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	July 2, 2006	January 1, 2006
Accrued worker's compensation	$2,890	$3,010
Accrued restructuring charges	1,633	2,806
Accrued professional fees	755	659
Accrued property taxes	538	737
Deferred rent	2,996	—
Other	3,880	2,598

Total	$12,692	$9,810

The January 1, 2006 balance of accrued restructuring charges included $697 related to the write-off of property and leasehold improvements from the July 2005 restructuring plan. This amount has been reclassified as a reduction of property and equipment.

4.    Goodwill and Other Intangible Assets

 The Company's policy is to test goodwill for impairment as of the end of the fiscal year. If events occur that would necessitate a more frequent review, the Company will perform its evaluation for impairment at that time. The Company tested goodwill for impairment as of January 1, 2006, resulting in no impairment being recorded. As of July 2, 2006 and January 1, 2006, the Company had $13.3 million of goodwill.

The identifiable intangible assets of the Company represent acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $19.3 million and $18.2 million as of July 2, 2006 and January 1, 2006, respectively. Under SFAS No. 142, identifiable intangible assets with finite lives are amortized. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization expense related to intangible assets was $0.6 million for the quarters ended, and $1.2 million for the twenty-six weeks ended, July 2, 2006 and July 3, 2005, respectively. Annual amortization expense is expected to be $2.3 million for fiscal year 2006 through 2009 and $1.0 million in fiscal year 2010.

5.    Accounting for Stock-Based Compensation

 At July 2, 2006, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentives, including stock options and restricted common shares. The number of common shares reserved for issuance under the plan was 11.8 million at July 2, 2006, of which 2.2 million shares are available for future grants.

Effective January 2, 2006, the Company adopted FASB Statement No. 123(R) "Share-Based Payment". Prior to fiscal year 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounted for its stock compensation plans according to Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method, and therefore, it has not restated its prior periods financial statements.

Under the modified prospective transition method, compensation expense is recognized for new grants beginning this fiscal year and for any unvested grants made prior to the adoption of SFAS No. 123(R). Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees' service periods in selling, general and administrative expenses in the condensed consolidated statements of operations in accordance with the classification of the related employees' compensation and benefits. The Company estimated the forfeiture rate, volatility and expected life for all awards based on its experience during the preceding fiscal years. The interest rate is based on the 10-year treasury bond. Total stock-based compensation expense for the quarter ended July 2, 2006 was $0.4 million. The recognized tax benefit was $0.1 million. As of July 2, 2006, there was $2.9 million of unrecognized compensation cost related to un-vested awards that is expected to be recognized over a weighted-average period of approximately three years.

Options to purchase common shares are granted with an exercise price equal to the average of the high and low market price of the Company's common shares on the date of the grant. Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.

During the quarter ended July 2, 2006, the Company awarded 52,411 restricted common shares at a weighted average value per share of $2.12. During the twenty-six weeks ended July 2, 2006, the Company awarded 446,410 restricted common shares at a weighted average value per share of $1.51. The restricted common shares vest from two to five years from the grant date provided that performance or market condition thresholds are met by the Company.

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

The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123(R) as of January 2, 2005:

	Thirteen Weeks Ended July 3, 2005	Twenty-Six Weeks Ended July 3, 2005
Net loss as reported	$(5,013)	$(7,395)
Compensation expense on stock options, net of income tax benefit	(249)	(533)

Pro forma net loss	$(5,262)	$(7,928)

Loss per share — basic
As reported	$(0.10)	$(0.15)

Pro forma	$(0.11)	$(0.16)

Loss per share — diluted
As reported	$(0.10)	$(0.15)

Pro forma	$(0.11)	$(0.16)

The Company estimated the fair value of its employee stock options and restricted common shares using the Black-Scholes option-pricing model with the following assumptions:

	Options Twenty-Six Weeks Ended		Restricted Common Shares Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Expected volatility	51-55%	45-46%	51-55%	NA
Risk-free interest rate	4.8-5.1%	4.0-4.5%	4.8-5.1%	NA
Expected life in years	3.0-5.0	6.8	2.2-4.5	NA
Annualized forfeiture rate	10.7%	—	10.7%	NA
Weighted average grant date fair value	$0.90	$0.46	$1.95	NA

A summary of the Company's restricted common share grant activity during the twenty-six weeks ended July 2, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2006	—	$—
Granted	446,410	—
Exercised/Forfeited/Canceled	—	—
Outstanding on July 2, 2006	446,410	—	1.88	$839,251
Exercisable on July 2, 2006	—	—	—	—

A summary of the Company's stock option grant activity during the twenty-six weeks ended July 2, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2006	7,674,299	$2.48
Granted	376,696	1.97
Forfeited/Canceled	(242,212)	6.10
Outstanding on July 2, 2006	7,808,783	2.34	7.61	$2,532,932
Exercisable on July 2, 2006	2,996,094	3.66	5.71	344,431

6.    Comprehensive Loss

 Comprehensive loss for the quarters and twenty-six weeks ended July 2, 2006 and July 3, 2005, respectively, is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net loss	$(793)	$(5,013)	$(1,534)	$(7,395)
Foreign currency translation gain (loss)	(116)	(19)	(78)	22

Total comprehensive loss	$(909)	$(5,032)	$(1,612)	$(7,373)

Foreign currency translation gain (loss) relates to the impact of a change in exchange rates on net assets located in the Philippines.

7.    Legal Proceedings

 In addition to the Company's pending dispute with the Internal Revenue Service described in Note 10, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe that the outcome of any such pending claims will have a material adverse impact on the Company's business, results of operations, liquidity, or financial condition, although no assurance to that effect can be given.

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

The Company's ability to borrow under the Restated Credit Agreement depends on the amount of eligible accounts receivable from its clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Service's proposed adjustment to the Company's 2002 tax return described in Note 10. Other restrictive covenants limit the Company's ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.

Borrowings under the Restated Credit Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated Credit Agreement. Interest rates on the Company's borrowings ranged from 7.5% to 8.5% for the twenty-six weeks ended July 2, 2006. The Restated Credit Agreement is secured principally by a grant of a security interest in all personal property and fixtures of the Company. In addition, the Company pays a commitment fee on the unused portion of the revolving facility as well as fees on outstanding letters of credit.

On March 3, 2006, the Company and LaSalle entered into an amendment (Amendment No. 1) to the Restated Credit Agreement. Amendment No. 1 was effective February 21, 2006. Under the terms of Amendment No. 1, LaSalle agreed to relieve the Company of its obligation to comply with the excess availability covenant in the Restated Credit Agreement through April 30, 2006. This covenant reduced the Company's borrowing capacity under the Restated Credit Agreement pending achievement of first quarter operating results. Subsequently, the Company successfully met the requirements set forth in the Restated Credit Agreement, and the excess availability requirement no longer applies.

On April 25, 2006, the Company and LaSalle entered into a second amendment (Amendment No. 2) to the Restated Credit Agreement. Amendment No. 2 was effective April 2, 2006. Under the terms of Amendment No. 2, LaSalle agreed to amend certain financial covenants related to capital expenditures. The amendment clarified that the Company's covenant calculation would not be impacted by the amount of the leasehold improvement allowance provided to the Company by its landlord for its Green Bay facility.

On June 6, 2006, the Company and LaSalle entered into a third amendment (Amendment No. 3) to the Restated Credit Agreement. Amendment No. 3 is effective as of June 2, 2006. Under the terms of Amendment No. 3 LaSalle agreed to amend certain financial covenants, including the indebtedness, interest coverage, minimum free cash flow, maximum restructuring charge and fixed charge coverage covenants, and to increase the concentration of eligible accounts for certain account debtors. This amendment reduced the thresholds for compliance with certain financial covenants and provided increased borrowing availability against certain accounts receivable.

Borrowings under the Restated Credit Agreement totaled $14.0 million and $12.0 million as of July 2, 2006 and January 1, 2006, respectively. The Company had $7.1 million of unused borrowing capacity as of July 2, 2006. The Company was in compliance with its financial covenants as of July 2, 2006.

9.    Restructuring and Other Charges/Asset Impairment Charges

 In April 2006, the Company executed a plan to close the Omaha customer care center effective June 28, 2006. There were approximately 300 workstations at this center. Restructuring and other charges resulting from the closure of the customer care center were $0.7 million for the first half of fiscal year 2006, partially offset by a reversal of $0.3 million of severance charges taken in 2005. Components of the charges included lease termination and other costs of $0.3 million, the write down of property and equipment of $0.3 million and severance costs of $0.1 million related to the elimination of 50 positions. Cash charges will be incurred through the termination of our lease in August 2007.

The Company recorded $1.3 million of restructuring and other charges and asset impairment changes in the first half of fiscal year 2005 related to the closure of two customer care centers and the elimination of certain positions. These charges included severance costs of $1.3 million related to the elimination of 58 administrative and support positions, $0.2 million for the write down of property and lease termination and other costs, $0.1 million for asset impairment charges, for unutilized software, partially offset by a $0.3 million sales and use tax refund. Cash payments totaling $0.9 million have been made through July 2, 2006.

Following is a summary of the fiscal 2006 year-to-date activity in the Company's restructuring reserves:

	January 1, 2006	Charges (Reversals)	Cash Payments (Receipts)	July 2, 2006
Restructuring initiatives prior to 2005:	$255	$—	$121	$134
2005 restructuring initiatives:
Employee severance costs	458	(276)	108	74
Lease obligations and other costs	3,985	(11)	1,091	2,883
2006 restructuring initiatives:
Employee severance costs	—	104	—	104
Lease obligations and other costs	—	330	—	330

Total	$4,698	$147	$1,320	$3,525

10.    Income Taxes

 The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company believes that it is more likely than not that the deferred tax assets recorded as July 2, 2006 will be realized in future periods, accordingly, no valuation allowance has been established. This conclusion is based upon the Company's improved operating performance resulting from the July 2005 restructuring plan. Since its restructuring, the Company has experienced earnings growth from its core business, new and increased commitments from existing clients, improvements in gross profit margins, and reductions in operating expenses. The Company will need to generate taxable income of approximately $28 million during the next 20 years to utilize its net operating loss carryforwards. Based upon management's expectations of forecasted performance and considering the operating results from existing contractual arrangements management is confident that it will achieve the operating results to utilize the net operating loss carryforwards before they expire.

The Company records a reserve for tax contingencies when management believes it is more likely than not that the deductions giving rise to these contingencies will not be sustained. The Company's effective income tax rate is 33.6% and 34.8% for the twenty-six weeks ended July 2, 2006 and July 3, 2005, respectively.

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

The Internal Revenue Service has audited the Company's 2002 tax return. On September 29, 2005, a field agent for the Internal Revenue Service issued a report which disallowed the deduction related to the Company's investment in ITI. The Company intends to pursue its available administrative remedies. On November 30, 2005, the Company filed a protest contesting the proposed adjustment and requested a hearing with an Internal Revenue Service Appeals Officer. The Company's protest is pending and at this point it is unclear as to how this issue will ultimately be resolved. The Company has not recognized the income tax benefit related to this deduction and has previously recorded a liability for the $11.6 million refund. The Company is required to accrue interest and has reserved $2.2 million for the amount of interest accrued to date. Should the Company not prevail in this matter, it may be required to repay the previously received refund of $11.6 million, as well as interest related thereto. The timing of any repayment of the previously received refund could have a material adverse effect on the liquidity of the Company, require it to seek additional financing to fund the repayment, and result in a default under the Restated Credit Agreement described in Note 8.

11.    Earnings Per Share

 For the twenty-six weeks ended July 2, 2006 and July 3, 2005 approximately 150,000 and 110,000 options to purchase common shares, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Shares outstanding at July 2, 2006 include 446,410 restricted common shares which are subject to vesting conditions which have not yet been met. As such they are excluded from the calculation of basic and diluted earnings per share.

12.    Reclassification

 Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The reserves provided for the write off of property and leasehold improvements from the July 2005 restructuring plan outstanding as of January 1, 2006 have been reclassified as a reduction of property and equipment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report and the audited condensed consolidated financial statements of the Company which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Our management's discussion and analysis contains "forward-looking statements". See "Forwarding Looking Statements and Factors That May Affect Future Results" on page 3 of this report.

Overview

We are a leading provider of customer care services and solutions to Fortune 500 companies and other market leaders in the healthcare, communication, business services, financial services, publishing, and travel and entertainment industries. In July 2005, we announced a strategic restructuring to exit virtually all of the outbound telemarketing business, restructure operations, and focus primarily on profitable client relationships in a limited number of key industries. We have targeted primarily high growth business segments, each with critical customer care needs and businesses with unique opportunities for outsourced customer care. Our services are highly customized customer care services and solutions that involve communicating with customers and managing situations that are unique to each targeted industry. We provide customized technology applications that are scalable and provide a higher level of customer service. We also bring the expertise to hire, train and retain skilled customer care talent. Given our Company resources and unique position in the customer care service industry, we believe we are aligned to capitalize on the growth in this segment.

Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international, and client-owned locations. As of July 2, 2006, we operate 13 customer care centers: 10 domestic, one domestic client-owned facility, and two international centers located in the Philippines. The customer care centers house approximately 5,200 domestic and 1,400 international production workstations.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates see our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. During the quarter ended April 2, 2006 we changed our policy on accounting for stock-based compensation upon adopting SFAS No. 123(R), "Share-Based Payment".

Effective January 2, 2006, we adopted FASB Statement No. 123(R) "Share-Based Payment". Prior to fiscal year 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," we accounted for our stock compensation plans according to Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. We adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method, and therefore, we have not restated our prior period financial statements.

Under the modified prospective transition method, compensation expense is recognized for new grants beginning this fiscal year and for any unvested grants made prior to the adoption of SFAS No. 123(R). Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees' service periods in selling, general and administrative expenses in the condensed consolidated statements of operations in accordance with the classification of the related employees' compensation and benefits.

Results of Operations

The following table sets forth selected information about our results of operations for the quarters and twenty-six weeks ended July 2, 2006 and July 3, 2005, respectively. Certain additional components of net revenue and cost of services have been included as we believe they would enhance an understanding of our results of operations.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	Fav (Unfav) % Change	July 2, 2006	July 3, 2005	Fav (Unfav) % Change
Net Revenue:
Domestic	$51,636	$44,046	17.2%	$106,081	$91,661	15.7%
Off-shore	6,600	2,250	193.3	11,949	4,483	166.5
Restructured outbound business	—	11,863	*	929	27,689	(96.6)

Total net revenue	58,236	58,159	0.1	118,959	123,833	(3.9)

Cost of Services:
Direct labor	33,534	34,750	3.5	68,406	72,034	5.0
Other facility expenses	17,416	20,585	15.4	35,616	42,275	15.8

Total cost of services	50,950	55,335	7.9	104,022	114,309	9.0

Percentage of revenue	87.5%	95.1%	—	87.4%	92.3%	—

Gross profit	7,286	2,824	158.0	14,937	9,524	56.8
Gross profit percentage	12.5%	4.9%	—	12.6%	7.7%	—
Operating Expenses:
Selling, general & administrative expenses	7,907	9,111	13.2	15,972	18,972	15.8
Restructuring and other charges	384	860	55.3	371	1,137	67.4
Asset impairment charges	—	124	100.0	—	124	100.0

Total operating expenses	8,291	10,095	17.9	16,343	20,233	19.2

Operating loss	(1,005)	(7,271)	86.2	(1,406)	(10,709)	86.9
Other expense (income)	34	(22)	(254.5)	6	(62)	(109.7)
Interest expense	442	479	7.7	898	701	(28.1)

Loss before income taxes	(1,481)	(7,728)	80.8	(2,310)	(11,348)	79.6
Income tax benefit	(688)	(2,715)	(74.7)	(776)	(3,953)	(80.4)

Net loss	$(793)	$(5,013)	84.2%	$(1,534)	$(7,395)	79.3%

*
Means that the percentage change is not meaningful

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP), we use the following measures defined as non-GAAP financial measures by the SEC: EBITDA, adjusted EBITDA, adjusted operating income, free cash flow and adjusted free cash flow. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. The items excluded from these non-GAAP financial measures are significant components of our financial statements and must be considered so in performing a comprehensive analysis of our overall financial results.

We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses that may not be indicative of our core business operating results. We believe management, investors and lenders benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate internal comparisions to our historical performance and liquidity. We believe that these non-GAAP financial measures are useful to investors in allowing for greater transparency with respect to supplemental information used by us in our financial and operational decision making.

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

Additional information on these non-GAAP financial measures can be found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 1, 2006.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	Fav (Unfav) % Change	July 2, 2006	July 3, 2005	Fav (Unfav) % Change
	(Amounts in thousands except statistical data and notes)
EBITDA	$1,991	$(4,170)	*	$4,633	$(4,697)	*
Adjusted EBITDA	2,375	(3,186)	*	5,004	(3,436)	*
Adjusted operating loss	(621)	(6,287)	90.1%	(1,035)	(9,448)	89.0%
Free cash flow	(1,814)	(6,893)	73.7	(112)	(10,004)	98.9
Adjusted free cash flow	(1,430)	(5,909)	75.8	259	(8,743)	103.0
Statistical information:
Number of customer care centers:
Domestic	11	21		11	21
Off-shore	2	1		2	1

Total	13	22		13	22

Number of workstations:
Domestic	5,163	6,110		5,163	6,110
Off-shore	1,419	1,290		1,419	1,290

Total	6,582	7,400		6,582	7,400

Annualized net revenue per average workstation:
Domestic	$38,709	$36,023		$39,742	$38,069
Off-shore	20,371	14,281		20,425	16,667
Total	35,124	33,328		36,059	35,800

*
Means that the percentage change is not meaningful

See Notes to Non-GAAP Financial Measures

Notes to Non-GAAP Financial Measures

(1)
We operate on a thirteen week fiscal quarter that ends on the Sunday closest to June 30.

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

  EBITDA and adjusted EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(Amounts in thousands)
Net loss	$(793)	$(5,013)	$(1,534)	$(7,395)

Interest expense	442	479	898	701
Provision (benefit) for income taxes	(688)	(2,715)	(776)	(3,953)
Depreciation and amortization	3,030	3,079	6,045	5,950

EBITDA	$1,991	$(4,170)	$4,633	$(4,697)

Restructuring and other charges	384	860	371	1,137
Asset impairment charges	—	124	—	124

Adjusted EBITDA	$2,375	$(3,186)	$5,004	$(3,436)

(3)
We define adjusted operating income (loss) as operating income (loss) less restructuring and other charges and asset impairment charges. We use this measure, in addition to operating income, to assess our financial performance and believe that it is of interest to our investors in relation to our operating results.

  Adjusted operating income (loss) is not intended to represent, or to be used as a substitute for, operating income as measured in accordance with GAAP. The items excluded from adjusted operating income (loss) include restructuring and other charges and asset impairment charges that are significant components of our statements of operations and must be considered in performing a comprehensive assessment of our overall financial results.

  Adjusted operating income (loss) can be reconciled to operating income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(Amounts in thousands)
Operating loss	$(1,005)	$(7,271)	$(1,406)	$(10,709)

Restructuring and other charges	384	860	371	1,137
Asset impairment charges	—	124	—	124

Adjusted Operating Loss	$(621)	$(6,287)	$(1,035)	$(9,448)

Notes to Non-GAAP Financial Measures (continued)

(4)
We define free cash flow as EBITDA less net capital expenditures and adjusted free cash flow as free cash flow less restructuring and other charges and asset impairment charges. We use free cash flow and adjusted free cash flow, in addition to net cash flow provided (used) by operating activities, to assess our liquidity and performance and believe that free cash flow and adjusted free cash flow are of interest to our investors in relation to our debt covenants as capital expenditures are a significant use of our cash.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(Amounts in thousands)
EBITDA	$1,991	$(4,170)	$4,633	$(4,697)
Capital expenditures	(5,935)	(2,723)	(7,995)	(5,307)
Leasehold improvements funded by landlord	2,130	—	3,250	—

Free Cash Flow	$(1,814)	$(6,893)	$(112)	$(10,004)

Restructuring and other charges	384	860	371	1,137
Asset impairment charges	—	124	—	124

Adjusted Free Cash Flow	$(1,430)	$(5,909)	$259	$(8,743)

  Free cash flow and adjusted free cash flow can be reconciled to the net cash provided by (used in) operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(Amounts in thousands)
Net cash provided by (used in) operating activities	$(121)	$4,478	$2,424	$1,703

Purchase of property and equipment	(3,805)	(2,723)	(4,745)	(5,307)
Benefit for income taxes	(688)	(2,715)	(776)	(3,953)
Interest expense	442	479	898	701
Changes in operating assets and liabilities	2,576	(8,681)	2,398	(7,237)
Asset impairment charges	—	(124)	—	(124)
Increase in deferred income taxes	564	2,400	818	4,235
Stock compensation expense	(398)	—	(758)	—
Non-cash restructuring charges	(384)	(7)	(371)	(22)

Free Cash Flow	$(1,814)	$(6,893)	$(112)	$(10,004)

Restructuring and other charges	384	860	371	1,137
Asset impairment charges	—	124	—	124

Adjusted Free Cash Flow	$(1,430)	$(5,909)	$259	$(8,743)

Comparison of Results of Operations for the Quarters Ended July 2, 2006 and July 3, 2005

Net revenue was $58.2 million for the quarter ended July 2, 2006, consistent with the quarter ended July 3, 2005. Excluding revenue from the exited outbound customer acquisition business from the quarter ended July 3, 2005, revenue increased $11.9 million or 26% over the prior year quarter. This increase is primarily due to growth in business from our healthcare vertical, both domestically and offshore.

Cost of services decreased $4.4 million, or 7.9%, to $51.0 million in the quarter ended July 2, 2006, down from $55.3 million in the quarter ended July 3, 2005. Cost of service as a percentage of revenue decreased to 87.5% for the quarter ended July 2, 2006 from 95.1% for the quarter ended July 3, 2005. These decreases are due to a reduction in call center overhead of $3.2 million from the closure of ten domestic customer care centers and lower direct labor costs of $1.2 million driven by the mix of domestic and off-shore labor.

Gross profit for the quarter ended July 2, 2006 increased 158% to $7.3 million from $2.8 million in the quarter ended July 3, 2005. Gross profit margins increased to 12.5% for the quarter ended July 2, 2006, up from 4.9% for the quarter ended July 3, 2005. The margin improvement reflects the benefits of improved client mix and reductions in call center overhead.

Selling, general and administrative expenses for the quarter ended July 2, 2006 decreased 13.2% to $7.9 million from $9.1 million for the prior year comparable quarter. Actions taken during the July 2005 restructuring drove a decrease in compensation and benefits expense due to headcount reductions and lower facility expenses at our corporate office space in Deerfield, Illinois. These decreases were partially offset by an increase in compensation expense related to our adoption of SFAS No. 123(R) and employee bonus and incentive accruals.

Restructuring and other charges were $0.7 million for the quarter ended July 2, 2006 compared to charges of $1.0 million in the comparable prior year quarter. In April 2006, we executed a plan to close the Omaha customer care center effective June 28, 2006. There were approximately 300 workstations at this center. Restructuring and other charges resulting from the closure of the customer care center were $0.7 million for the quarter ended July 2, 2006, partially offset by a reversal of $0.3 million of severance charges taken in 2005. Components of the charges included lease termination and other costs of $0.3 million, the write-down of property and equipment of $0.3 million, and severance costs of $0.1 million related to the elimination of 50 positions. Cash charges will be incurred through the termination of our lease in August 2007.

Restructuring and other charges of $1.0 million for the quarter ended July 3, 2005 related to the closure of one customer care center and the elimination of certain positions. The majority of these charges were for severance costs of $0.8 million related to the elimination of 47 administrative and support positions and $0.1 million for the write-down of property and lease termination and other costs. Cash charges totaling $0.6 million have been paid through July 2, 2006. The remaining $0.3 million, primarily related to severance, were reversed in the quarter ended July 2, 2006. We also recorded $0.1 million of asset impairment charges in the quarter ended July 3, 2005 related to the write-down of unutilized software.

Operating loss decreased substantially from $7.3 million in the quarter ended July 3, 2005 to $1.0 million for the quarter ended July 2, 2006. The $6.3 million improvement was due to lower costs of services, a decline in selling, general and administrative expenses and lower restructuring and other charges discussed above. Adjusted operating loss improved from $6.3 million in the quarter ended July 3, 2005 to $0.6 million for the quarter ended July 2, 2006 for substantially the same reasons. More information concerning this non-GAAP financial measure, including the definition of adjusted operating loss and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading "Non-GAAP Financial Measures" and the accompanying notes thereto above.

EBITDA improved $6.2 million from a negative $4.2 million in the quarter ended July 3, 2005 to a positive $2.0 million for the quarter ended July 2, 2006. The increase is due to reductions in call center overhead, lower compensation and benefits and facility costs resulting from our July 2005 restructuring plan, and lower restructuring charges. Adusted EBITDA increased $5.6 million from a negative $3.2 million in the quarter ended July 3, 2005 to a positive $2.4 million for the quarter ended July 2, 2006 for substantially the same reasons. More information concerning these non-GAAP financial measures, including definitions of EBITDA and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading "Non-GAAP Financial Measures" and the accompanying notes thereto above.

Our effective income tax rate was 46.5% for the quarter ended July 2, 2006 as compared to 35.1% for the quarter ended July 3, 2005. The increase is due to the second quarter of fiscal year 2006 elimination of a valuation reserve on historic work opportunity credits.

Comparison of Results of Operations for the Twenty-Six Weeks Ended July 2, 2006 and July 3, 2005

Net revenue decreased 3.9% to $119.0 million for the first half of fiscal year 2006 from $123.8 million for the first half of fiscal year 2005. Excluding revenue from the exited outbound customer acquisition business from 2005 results, revenue increased $21.9 million or 22.8% in fiscal year 2006. This increase is due to growth in business from our healthcare vertical, both domestically and offshore.

Cost of services decreased $10.3 million, or 9.0%, to $104.0 million in the first half of fiscal year 2006, down from $114.3 million in the comparable period of fiscal year 2005. Cost of services as a percentage of revenue decreased to 87.4% for the first half of fiscal year 2006 from 92.3% for the first half of fiscal year 2005. These decreases are primarily due to lower call center overhead of $6.7 million from the closure of ten domestic customer care centers and lower direct labor costs of $3.6 million driven by the mix of domestic and off-shore labor.

Gross profit for the first half of fiscal year 2006 increased 56.8%, or $5.4 million, to $14.9 million from $9.5 million in the comparable period of fiscal year 2005. Gross profit margins increased substantially to 12.6% for the first half of fiscal year 2006, up from 7.7% for the first half of fiscal year 2005. The margin improvement reflects the benefits of improved client mix, an increase in labor efficiencies and reductions in call center overhead.

Selling, general and administrative expenses for the first half of fiscal year 2006 decreased 15.8% to $16.0 million from $19.0 million for the first half of fiscal year 2005. The decrease is due to a reduction in compensation and benefits due to headcount reductions and lower facility expenses at our corporate office space in Deerfield, Illinois resulting from our July 2005 restructuring plan. These reductions were partially offset by an increase in compensation expense related to our adoption of SFAS No. 123-R and employee bonus and incentive accruals.

Restructuring and other charges for the fist half of fiscal year 2006 were $0.7 million compared to restructuring and other charges of $1.3 million for the comparable prior year period. In April 2006, we executed a plan to close the Omaha customer care center effective June 28, 2006. There were approximately 300 workstations at this center. Restructuring and other charges resulting from the closure of the customer care center were $0.7 million for the first half of fiscal year 2006, partially offset by a reversal of $0.3 million of severance charges taken in 2005. Components of the charges included lease termination and other costs of $0.3 million, the write down of property and equipment of $0.3 million, and severance costs of $0.1 million. Cash charges will be incurred through the termination of our lease in August 2007.

We recorded $1.3 million of restructuring and other charges and asset impairment changes in the first half of fiscal year 2005 related to the closure of two customer care centers and the elimination of certain positions. These charges included severance costs of $1.3 million related to the elimination of 58 administrative and support positions, $0.2 million for the write down of property and lease termination and other costs, $0.1 million for asset impairment charges for unutilized software, partially offset by a $0.3 million sales and use tax refund. Cash payments totaling $0.9 million have been made through July 2, 2006.

Operating loss improved dramatically from a loss of $10.7 million in the first half of fiscal year 2005 to a loss of $1.4 million for the first half of fiscal year 2006. The $9.3 million, or 86.7%, improvement was due to lower costs of services, a decline in selling, general and administrative expenses and lower restructuring and other charges discussed above. Adjusted operating loss improved from $9.4 million in the first half of fiscal year 2005 to $1.0 million in the first half of fiscal year 2006 for substantially the same reasons. More information concerning this non-GAAP financial measure, including the definition of adjusted operating loss and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading "Non-GAAP Financial Measures" and the accompanying notes thereto above.

EBITDA improved $9.3 million to a positive $4.6 million for the first half of fiscal year 2006 from a negative $4.7 million in the first half of fiscal year 2005. The increase is due to reductions in call center overhead, lower compensation and benefits and facility costs resulting from our July 2005 restructuring plan, and lower restructuring charges. Adjusted EBITDA increased $8.4 million to a positive $5.0 million for the first half of fiscal year 2006 from a negative $3.4 million in the comparable period of fiscal year 2005 for substantially the same reasons. More information concerning these non-GAAP financial measures, including definitions of EBITDA and Adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading "Non-GAAP Financial Measures" and the accompanying notes thereto above.

Our effective income tax rate was 33.6% for the first half of fiscal year 2006 as compared to 34.8% for the first half of fiscal year 2005. The decrease is due to the second quarter of fiscal year 2006 elimination of a valuation reserve on historic work opportunity credits, partially offset by the utilization of net operating losses.

Liquidity and Capital Resources

The following table sets forth our condensed consolidated statements of cash flow data for the fiscal quarters and twenty-six weeks ended July 2, 2006 and July 3, 2005, respectively.

	Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005
	(Amounts in thousands)
Net cash provided by operating activities	$2,424	$1,703
Net cash used in investing activities	(4,745)	(5,307)
Net cash provided by financing activities	2,007	4,198
Effect of exchange rate changes on cash	(130)	—

Net change in cash and cash equivalents	$(444)	$594

Net cash provided by operating activities increased $0.7 million for the first half of fiscal year 2006 as compared to the first half of fiscal year 2005. The increase is due to improved operating performance, increases in accrued payroll and other liabilities, and changes in deferred income taxes, partially offset by increases in accounts receivable.

Net cash used in investing activities decreased from $5.3 million for the first half of fiscal year 2005 to $4.7 million for the first half of fiscal year 2006 due to the timing of capital expenditures. Spending for the first half of fiscal year 2005 primarily included telecommunication costs and capital expenditures for our first Manila customer care center. Spending for the first half of fiscal year 2006 consisted primarily of costs related to the build-out and relocation of our customer care center in Green Bay, Wisconsin and costs for the second Manila customer care center.

Net cash provided by financing activities primarily relates to borrowings under our Restated Loan Agreement.

Free cash flow improved substantially from a negative $10.0 million for the first half of fiscal year 2005 to $0.1 million for the first half of fiscal year 2006. This improvement is primarily due to improved operating performance driven by reductions in call center overhead, lower compensation and benefits expenses and lower facility costs resulting from our July 2005 restructuring plan, as well as lower restructuring charges. Adjusted free cash flow improved to a positive $0.3 million for the first half of fiscal year 2006 from a negative $8.7 million for the comparable period of fiscal year 2005 for the same reasons. More information concerning these non-GAAP financial measures, including definitions of free cash flow and adjusted free cash flow and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading "Non-GAAP Financial Measures" and the accompanying notes thereto above.

On October 31, 2005, we entered into an Amended and Restated Loan and Security Agreement (the Restated Credit Agreement) with LaSalle Bank National Association (LaSalle), as agent, and the financial institutions from time to time parties thereto as lenders. The Restated Credit Agreement provides for a $25 million revolving loan facility which expires in October 2008.

Our ability to borrow under the Restated Credit Agreement depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services' proposed adjustment to our 2002 tax return described in Note 10 to the condensed consolidated financial statements included elsewhere in this report. Other restrictive covenants limit our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends, and make certain restricted payments.

Borrowings under the Restated Credit Agreement totaled $14.0 million and $12.0 million as of July 2, 2006 and January 1, 2006, respectively. We had $7.1 million of unused borrowing capacity as of July 2, 2006. We were in compliance with our financial covenants as of July 2, 2006.

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

On March 3, 2006, we entered into an amendment (Amendment No. 1) to the Restated Credit Agreement. Amendment No. 1 was effective February 21, 2006. Under the terms of Amendment No. 1, LaSalle agreed to relieve us of our obligation to comply with the excess availability covenant in the Restated Credit Agreement through April 30, 2006. This covenant reduced our borrowing capacity pending achievement of first quarter operating results. Subsequently, we successfully met the requirements set forth in the Restated Credit Agreement, and the excess availability requirement no longer applies.

On April 25, 2006, we entered into a second amendment (Amendment No. 2) to the Restated Credit Agreement. Amendment No. 2 was effective April 2, 2006. Under the terms of Amendment No. 2, LaSalle agreed to amend certain financial covenants related to capital expenditures. The amendment clarified that our covenant calculation would not be impacted by the amount of the leasehold improvement allowance provided to us by the landlord for our Green Bay facility.

On June 6, 2006, the Company and LaSalle entered into a third amendment (Amendment No. 3) to the Restated Credit Agreement. Amendment No. 3 is effective as of June 2, 2006. Under the terms of Amendment No. 3 LaSalle agreed to amend certain financial covenants, including the indebtedness, interest coverage, minimum free cash flow, maximum restructuring charge and fixed charge coverage covenants, and to increase the concentration of eligible accounts for certain account debtors. The amendment reduced the thresholds for compliance with certain financial covenants and provided increased borrowing availability against certain accounts receivable.

We currently expect that our cash balances, cash flows from future operations and available borrowings under the Restated Credit Agreement will be sufficient to meet normal operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. A significant change in operating cash flow, a failure to successfully complete our business turnaround or an adverse outcome in our pending dispute with the Internal Revenue Service described in Note 10 to the condensed consolidated financial statements included elsewhere in this report could have a material adverse effect on our liquidity and our ability to comply with the covenants in the Restated Credit Agreement.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. From time to time, we have entered into derivative transactions in order to minimize our interest rate risks, but not for trading purposes. We do not have any derivative agreements as of July 2, 2006.

We prepared a sensitivity analysis of our average debt for the quarter ended July 2, 2006, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in our financial structure.

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

Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

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

Part II.    Other Information

Item 1A.    Risk Factors

For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

There have been no material changes to these risk factors during the quarter ended July 2, 2006.

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  The Annual Meeting of Shareholders of the Company was held on June 2, 2006.

  (b)
  The name of each director elected at the Annual Meeting of Shareholders is set forth under (c) below.

  (c)
  Set forth below is the tabulation of the votes for each nominee for election as a director of the Company. All votes against nominees were recorded by the inspector of election as withheld.

Name	For	Withhold Authority (Including Broker non-vote)
Cindy K. Andreotti	46,640,951	693,682
Robert F. Bernard	46,274,629	1,060,004
Thomas M. Collins	46,181,719	1,152,914
John W. Gerdelman	46,622,491	712,142
John C. Kraft	47,081,528	253,105
Robert J. Keller	47,102,078	232,555
John J. Park	46,184,419	1,150,214
Theodore G. Schwartz	47,044,288	290,345

Item 6.    Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
Date: August 11, 2006	By:	/s/ ROBERT J. KELLER Robert J. Keller President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2006	By:	/s/ GEORGE H. HEPBURN III George H. Hepburn III Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 11, 2006	By:	/s/ JOSEPH R. DOOLAN Joseph R. Doolan Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1.1	Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
3.2
Certificate of Amendment of the Amended and Restated Bylaws of APAC Customer Services, Inc. as amended March 10, 2004, incorporated by reference to APAC Customer Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.
10.1
Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of June 2, 2006, incorporated by reference to APAC Customer Services, Inc.'s current report on Form 8-K, dated June 6, 2006.
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

QuickLinks

INDEX
Forward-Looking Statements and Factors That May Affect Future Results
PART I. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except share data) (Unaudited)
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Amounts in thousands, except as otherwise indicated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. Other Information
  Item 1A. Risk Factors
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES
Exhibit Index