Form 10-Q
period 2006-10-01
APAC CUSTOMER SERVICE INC
filed 2006-11-13
CIK 949297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 1, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition Period From                      to
Commission file number 0-26786
APAC Customer Services, Inc.
(Exact name of registrant as specified in its charter)

Illinois
(State or other jurisdiction of	36-2777140
incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
There were 49,901,064 common shares, $0.01 par value per share, outstanding as of October 1, 2006.

Forward-Looking Statements and Factors That May Affect Future Results
In passing the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), Congress encouraged public companies to make “forward-looking statements” by creating a “safe harbor” to protect companies from securities law liability in connection with forward-looking statements. The Company intends to qualify its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions. Unless the context indicates otherwise, the words “Company,” “we,” “our,” and “us” when used in this report on Form 10-Q refer collectively to APAC Customer Services, Inc. and its wholly-owned subsidiaries.
Generally, forward-looking statements include expressed expectations, estimates and projections of future events and financial performance and the assumptions on which these expressed expectations, estimates and projections are based. Statements that are not historical facts, including statements about the beliefs and expectations of the Company and its management are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “goals,” “would,” “could,” “should,” “plans,” and other similar words. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events, and they are subject to known and unknown risks and uncertainties that can cause actual events and results to differ materially from historical results and those projected.
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
There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historical results or those expressed or implied by forward-looking statements including, but not limited to, the following:
➢	Our revenue is generated from a limited number of clients.

➢	Our success is subject to the terms of our client contracts.

➢	Our success depends on the continued progress of our business turnaround.

➢	Our business may be affected by our cash flows from operations and borrowing availability under our current loan agreement.

➢	Our financial results depend on our ability to effectively manage our customer care center capacity and our international expansion.

➢	Our inability to attract and retain a sufficient number of qualified employees could negatively impact our business.

➢	Our business operates in a highly competitive market.

➢	Our future success and competitiveness will depend on our ability to keep our technology up-to-date.

➢	Circumstances outside our control such as acts of God, political instability, equipment malfunction, war, and terrorism could seriously harm our business.

➢	Our business and our clients’ businesses are subject to federal and state regulation.

➢	Our financial results may be affected by risks associated with international operations and expansion.

➢	Our liquidity and ability to meet the terms of our current loan agreement could be materially affected should the Company not prevail in its dispute with the Internal Revenue Service.
See the Company’s filings with the SEC for further discussion of the risks and uncertainties associated with the Company’s business, in particular, the discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	October 1,	January 1,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$364	$960
Accounts receivable, net	32,504	37,592
Other current assets	11,263	9,248

Total current assets	44,131	47,800

Property and equipment, net	23,030	21,536
Goodwill	13,338	13,338
Other intangible assets, net	8,581	10,341
Deferred taxes	18,846	16,237
Other assets	694	1,101

Total assets	$108,620	$110,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$10,164	$11,971
Accounts payable	2,070	3,558
Income taxes payable	17,591	17,377
Accrued payroll and related items	14,920	12,769
Accrued liabilities	15,650	9,810

Total current liabilities	60,395	55,485

Other liabilities	1,693	2,994
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 50,142,109 and 49,695,699 shares issued at October 1, 2006, and January 1, 2006, respectively; 49,901,064 and 49,454,654 shares outstanding at October 1, 2006, and January 1, 2006, respectively	501	497
Additional paid-in capital	101,241	99,598
Unearned compensation on restricted common shares	(542)
Accumulated deficit	(53,849)	(47,310)
Accumulated other comprehensive income (loss)	28	(64)
Treasury shares: 241,045 shares; at cost at October 1, 2006 and January 1, 2006	(847)	(847)

Total shareholders’ equity	46,532	51,874

Total liabilities and shareholders’ equity	$108,620	$110,353

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net Revenue	$49,282	$56,343	$168,241	$180,176
Cost of services	46,146	50,966	150,168	165,275

Gross profit	3,136	5,377	18,073	14,901

Operating expenses:
Selling, general and administrative expenses	8,182	8,082	24,154	27,054
Restructuring and other charges	2,329	2,074	2,700	3,211
Asset impairment charges	—	10,762	—	10,886

Total operating expenses	10,511	20,918	26,854	41,151

Operating loss	(7,375)	(15,541)	(8,781)	(26,250)
Other income	(62)	(582)	(56)	(644)
Interest expense	490	305	1,388	1,006

Loss before income taxes	(7,803)	(15,264)	(10,113)	(26,612)
Income tax benefit	(2,798)	(1,757)	(3,574)	(5,710)

Net loss	$(5,005)	$(13,507)	$(6,539)	$(20,902)

Net loss per share:
Basic	$(0.10)	$(0.27)	$(0.13)	$(0.42)

Diluted	$(0.10)	$(0.27)	$(0.13)	$(0.42)

Weighted average number of shares outstanding:
Basic	49,455	49,455	49,455	49,455

Diluted	49,455	49,455	49,455	49,455

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 1,	October 2,
	2006	2005
Operating activities:
Net loss	$(6,539)	$(20,902)
Depreciation and amortization	9,094	9,054
Non-cash restructuring charges	517	197
Asset impairment charges	—	10,886
Deferred income taxes	(3,834)	(5,356)
Stock compensation expense	1,105	—
Gain on sale of property and equipment	—	(398)
Change in operating assets and liabilities	7,239	8,224

Net cash provided by operating activities	7,582	1,705

Investing activities:
Purchases of property and equipment, net of disposals	(6,295)	(6,023)
Net proceeds from sale of property and equipment	10	626

Net cash used in investing activities	(6,285)	(5,397)

Financing activities:
Borrowings under revolving credit facility, net	(1,807)	5,361
Payments on long-term debt	—	(313)
Financing fees	—	(768)

Net cash provided by (used in) financing activities	(1,807)	4,280

Effect of exchange rate change on cash	(86)	—

Net change in cash and cash equivalents	(596)	588

Cash and cash equivalents:
Beginning balance	960	271

Ending balance	$364	$859

Supplemental disclosures:
Leasehold improvements funded by landlord	$3,250	$—
Cash paid during the period for interest	998	434
Cash paid during the period for income taxes	21	6
Income tax refund received	—	445
See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except as otherwise indicated)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended October 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. The balance sheet at October 1, 2006 has been derived from the unaudited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For additional information, refer to the financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal third quarter that ends on the Sunday closest to September 30th. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31st.
2. New Accounting Pronouncements
In November 2005, the Financial Accounting Standards Board (FASB) issued Financial Statement Position (FSP) No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. This pronouncement provides an alternative method of calculating excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment.” The Company has until January 1, 2007 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP No. 123(R)-3; however, any one-time election is not expected to materially affect operating income or net earnings.
The FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, (FIN 48) on July 13, 2006. FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. In applying FIN 48, an entity is required to evaluate a tax position using a two-step process. First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. Next, the entity should measure the amount of benefit that should be recognized for those tax positions that meet the more-likely-than-not test. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on its financial statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except as otherwise indicated)
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	October 1,	January 1,
	2006	2006
Accrued worker’s compensation	$2,859	$3,010
Accrued restructuring charges	3,249	2,806
Accrued professional fees	937	659
Accrued property taxes	592	737
Deferred rent	3,154	—
Other	4,859	2,598

Total	$15,650	$9,810

The January 1, 2006 balance of accrued restructuring charges included $0.7 million related to the write-off of property and leasehold improvements from the July 2005 restructuring plan. This amount has been reclassified as a reduction of property and equipment.
4. Goodwill and Other Intangible Assets
The Company’s policy is to test goodwill for impairment as of the end of the fiscal year. If events occur that would necessitate a more frequent review, the Company will perform its evaluation for impairment at that time. The Company tested goodwill for impairment as of January 1, 2006, resulting in no impairment being recorded. As of October 1, 2006 and January 1, 2006, the Company had $13.3 million of goodwill.
For the quarter ended October 2, 2005 the Company performed an interim impairment test of goodwill as a result of the 2005 restructuring plan. The Company obtained a third-party valuation of the Company and compared that valuation to the carrying cost of the Company. The comparison indicated that goodwill was impaired. The Company measured the amount of impairment by allocating the valuation to the assets and liabilities of the Company and comparing the unallocated residual to the carrying cost of goodwill. The comparison resulted in an impairment charge of $10.5 million being taken in the quarter ended October 2, 2005.
The identifiable intangible assets of the Company represent acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $19.9 million and $18.2 million as of October 1, 2006 and January 1, 2006, respectively. Under SFAS No. 142, identifiable intangible assets with finite lives are amortized. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization expense related to intangible assets was $0.6 million and $1.8 million, respectively, for the thirteen and thirty-nine weeks ended, October 1, 2006 and October 2, 2005. Annual amortization expense is expected to be $2.3 million for fiscal year 2006 through 2009 and $1.0 million in fiscal year 2010.
5. Accounting for Stock-Based Compensation
At October 1, 2006, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentives, including stock options and restricted common shares. The number of common shares reserved for issuance under the plan was 11.8 million at October 1, 2006, of which 2.5 million shares are available for future grants.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except as otherwise indicated)
Effective January 2, 2006, the Company adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS No. 123(R)). Prior to fiscal year 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for its stock compensation plans according to Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method, and therefore, it has not restated its prior period financial statements.
Under the modified prospective transition method, compensation expense is recognized for new grants and any unvested grants made prior to the adoption of SFAS No. 123(R) beginning in fiscal year 2006.. Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees’ service periods in selling, general and administrative expenses in the condensed consolidated statements of operations in accordance with the classification of the related employees’ compensation and benefits. The Company estimated the forfeiture rate, volatility and expected life for all awards based on its experience during the preceding fiscal years. The interest rate is based on the 10-year treasury bond. Total stock-based compensation expense was $0.4 million and $1.1 million, respectively, for the thirteen weeks and thirty-nine weeks ended October 1, 2006. The recognized tax benefit was $0.1 million for the thirteen weeks ended October 1, 2006 and $0.4 million for the thirty-nine weeks ended October 1, 2006. As of October 1, 2006, there was $2.2 million of unrecognized compensation cost related to un-vested awards that is expected to be recognized over a weighted-average period of approximately three years.
Options to purchase common shares are granted with an exercise price equal to the average of the high and low market price of the Company’s common shares on the date of the grant. Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.
During the thirteen weeks ended October 1, 2006, the Company did not award restricted common shares to employees. During the thirty-nine weeks ended October 1, 2006, the Company awarded 446,410 restricted common shares at a weighted average value per share of $1.51. The vast majority of the restricted common shares vest from two to five years from the grant date provided that performance or market condition thresholds are met by the Company.
In November 2005, the FASB issued FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP No. 123(R)-3). This pronouncement provides an alternative method of calculating excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company has until January 1, 2007 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP No. 123(R)-3; however, any one-time election is not expected to materially affect operating income or net earnings.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except as otherwise indicated)
The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123(R) as of January 2, 2005:

	Thirteen Weeks	Thirty-Nine
	Ended	Weeks Ended
	October 2, 2005	October 2, 2005
Net loss as reported	$(13,507)	$(20,902)

Compensation expense on stock options, net of income tax benefit	(162)	(776)

Pro forma net loss	$(13,669)	$(21,678)

Loss per share — basic
As reported	$(0.27)	$(0.42)

Pro forma	$(0.28)	$(0.44)

Loss per share — diluted
As reported	$(0.27)	$(0.42)

Pro forma	$(0.28)	$(0.44)

The Company estimated the fair value of its employee stock options and restricted common shares using the Black-Scholes option-pricing model with the following assumptions:

	Options		Restricted Common Shares
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Expected volatility	51 - 56%	45 - 49%	51 - 55%	NA
Risk-free interest rate	4.6 - 5.1%	4.0 - 4.5%	4.8 - 5.1%	NA
Expected life in years	2.3 - 5.0	6.80	2.2- 4.5	NA
Annualized forfeiture rate	15.8%	—	15.8%	NA
Weighted average grant date fair value	$0.85	$0.74	$1.51	NA
A summary of the Company’s restricted common share grant activity during the thirty-nine weeks ended October 1, 2006 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Vesting Period	Aggregate
	Shares	Per Share	(in years)	Intrinsic Value
Outstanding on January 1, 2006	—	$—
Granted	446,410	—
Exercised/Forfeited/Canceled	—	—
Outstanding on October 1, 2006	446,410	—	1.60	$1,162,898
Exercisable on October 1, 2006	—	—	—	—

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except as otherwise indicated)
A summary of the Company’s stock option grant activity during the thirty-nine weeks ended October 1, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Term	Aggregate
	Options	Price Per Share	(in years)	Intrinsic Value
Outstanding on January 1, 2006	7,674,299	$2.48
Granted	483,404	1.96
Forfeited/Canceled	(630,272)	5.74
Outstanding on October 1, 2006	7,527,431	2.18	7.53	$6,299,127
Exercisable on October 1, 2006	2,812,398	3.25	5.79	1,093,408
6. Comprehensive Loss
Comprehensive loss for the thirteen weeks and thirty-nine weeks ended October 1, 2006 and October 2, 2005, respectively, is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net loss	$(5,005)	$(13,507)	$(6,539)	$(20,902)
Foreign currency translation gain (loss)	170	(148)	92	(126)

Total comprehensive loss	$(4,835)	$(13,655)	$(6,447)	$(21,028)

Foreign currency translation gain (loss) relates to the impact of a change in exchange rates on net assets located in the Philippines.
7. Legal Proceedings
In addition to the Company’s pending dispute with the Internal Revenue Service described in Note 10, the Company is subject to occasional lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe that the outcome of any such pending claims or investigations will have a material adverse impact on the Company’s business, results of operations, liquidity, or financial condition, although no assurance to that effect can be given.
8. Debt
On October 31, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (the Restated Credit Agreement) with LaSalle Bank National Association (LaSalle), as agent, and the financial institutions from time to time parties thereto as lenders. The Restated Credit Agreement initially provided the Company with a $25 million revolving loan facility which expired in October 2008 (Revolving Loan Facility). Effective October 1, 2006, the amount of the Revolving Loan was increased to $27.5 million pursuant to Amendment No. 4 (as described below).

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except as otherwise indicated)
The Company’s ability to borrow under the Revolving Loan Facility depends on the amount of eligible accounts receivable from its clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Service’s proposed adjustment to the Company’s 2002 tax return described in Note 10.
Other restrictive covenants in the Restated Credit Agreement limit the Company’s ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.
Borrowings under the Revolving Loan Facility incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated Credit Agreement. Interest rates on the Company’s borrowings ranged from 7.5% to 8.5% for the thirty-nine weeks ended October 1, 2006. The loans provided under the Restated Credit Agreement are secured principally by a grant of a security interest in all of the Company’s personal property and fixtures. In addition, the Company pays a commitment fee on the unused portion of the Revolving Loan Facility as well as fees on outstanding letters of credit.
On March 3, 2006, the Company and LaSalle entered into an amendment (Amendment No. 1) to the Restated Credit Agreement. Amendment No. 1 was effective as of February 21, 2006. Under the terms of Amendment No. 1, LaSalle agreed to relieve the Company of its obligation to comply with the excess availability covenant in the Restated Credit Agreement through April 30, 2006. This covenant reduced the Company’s borrowing capacity pending achievement of first quarter operating results. Subsequently, the Company successfully met the requirements set forth in the Restated Credit Agreement, and the excess availability requirement no longer applies.
On April 25, 2006, the Company and LaSalle entered into a second amendment (Amendment No. 2) to the Restated Credit Agreement. Amendment No. 2 was effective as of April 2, 2006. Under the terms of Amendment No. 2, LaSalle agreed to amend certain financial covenants related to capital expenditures. The amendment clarified that the Company’s fixed charge coverage covenant calculation would not be impacted by the amount of the leasehold improvement allowance provided to the Company by its landlord for its Green Bay facility.
On June 6, 2006, the Company and LaSalle entered into a third amendment (Amendment No. 3) to the Restated Credit Agreement. Amendment No. 3 was effective as of June 2, 2006. Under the terms of Amendment No. 3 LaSalle agreed to amend certain financial covenants, including the indebtedness, interest coverage, minimum free cash flow, maximum restructuring charge and fixed charge coverage covenants, and to increase the concentration of eligible accounts for certain account debtors. The amendment reduced the thresholds for compliance with certain financial covenants and provided increased borrowing availability against certain accounts receivable.
On October 25, 2006, the Company and LaSalle entered into a fourth amendment (Amendment No. 4) to the Restated Credit Agreement. Amendment No. 4 was effective as of October 1, 2006. Under the terms of Amendment No. 4 LaSalle agreed to increase the maximum amount which could be borrowed under the Revolving Loan Facility from $25 million to $27.5 million, amend the definitions of capital expenditures, EBITDA and special litigation reserve, amend certain financial covenants, including tangible net worth, maximum cash restructuring charge and fixed charge coverage covenants, and to eliminate the interest coverage covenant. The amendment reduced the thresholds for compliance with certain financial covenants and increased the maximum amount that could be borrowed under the Revolving Loan Facility.
Borrowings under the Restated Credit Agreement totaled $10.2 million and $12.0 million as of October 1, 2006 and January 1, 2006, respectively. The Company had $4.3 million of unused borrowing capacity as of October 1, 2006. The Company was in compliance with its financial covenants as of October 1, 2006.
See also Note 13 for a description of further amendments to the Restated Credit Agreement that were effective November 10, 2006.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except as otherwise indicated)
9. Restructuring and Other Charges/Asset Impairment Charges
Restructuring and other charges were $2.3 million for the quarter ended October 1, 2006 compared to charges of $2.1 million in the comparable prior year quarter. During the quarter ended October 1, 2006 we closed three customer care centers with approximately 700 workstations. Notice of the center closures was announced during the second quarter of 2006. Restructuring and other charges resulting from the closure of these customer care centers were $1.4 million. This was comprised of lease termination and other costs of $0.7 million, the write-down of property and equipment of $0.3 million net of reductions from the sale of related assets, and severance costs of $0.4 million related to the elimination of 69 administrative and support positions. The Company also recorded additional charges of $0.9 million related to the 2005 restructuring as a result of delays in subletting space in its corporate office. Cash payments totaling $0.3 million have been made through October 1, 2006 and the remaining cash charges, primarily related to lease termination costs are payable through 2008.
Restructuring and other charges were $2.1 million for the quarter ended October 2, 2005 which included $1.7 million related to the closure of five customer care centers and the elimination of certain positions and $0.4 million of other charges. The restructuring charges of $1.7 million include severance and other costs of $1.2 million primarily related to the elimination of approximately 150 administrative and support positions and $0.5 million for the write-down of property and lease termination and other costs. Cash payments totaling $1.4 million have been paid through October 1, 2006 and the remaining cash charges are payable through 2008.
The Company recorded $10.8 million of asset impairment charges in the quarter ended October 2, 2005 including a write-down of goodwill of $10.5 million as previously discussed in Note 4.
Restructuring and other charges were $2.7 million for the thirty-nine weeks ended October 1, 2006. The Company closed four customer care centers with approximately 960 workstations. Notice of the center closures was announced during the second quarter of 2006. One center was closed in the second quarter of 2006 and the remaining three centers were closed during the third quarter of 2006. Restructuring and other charges resulting from the closures of the customer care centers were $2.1 million. This was comprised of lease termination and other costs of $1.1 million, the write down of property and equipment of $0.5 million net of reductions from the sale of related assets, and severance costs of $0.5 million related to the elimination of 119 administrative and support positions. The Company also recorded additional charges of $0.9 million related to the 2005 restructuring as a result of delays in subletting space in its corporate office, which charges were partially offset by a reversal of $0.3 million of 2005 restructuring severance charges. Cash payments totaling $0.5 million have been made through October 1, 2006 and the remaining cash charges, primarily related to lease termination costs are payable through 2008.
For the thirty-nine weeks ended October 2, 2005, the Company recorded restructuring and other charges of $3.2 million which included $2.7 million of restructuring charges and $0.5 million of other charges. The restructuring charges related to the closure of seven customer care centers and the elimination of certain positions. These charges included severance costs of $2.1 million related to the elimination of 200 administrative and support positions and $0.6 million for the write down of property and lease termination and other costs. Cash payments totaling $2.1 million have been made through October 1, 2006 and the remaining cash charges are payable through 2008.
The Company recorded $10.9 million of asset impairment charges during the thirty-nine weeks ended October 2, 2005 including a write-down of goodwill of $10.5 million as previously discussed in Note 4.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except as otherwise indicated)
Following is a summary of the fiscal 2006 year-to-date activity in the Company’s restructuring reserves:

	January 1,	Charges	Asset	Cash	October 1,
	2006	(Reversals)	Write-off	Payments	2006
Restructuring initiatives prior to 2005:	$255	$—	$—	$197	$58
2005 restructuring initiatives:
Employee severance costs	458	(276)	—	158	24
Lease obligations and other costs	3,985	(10)	—	1,597	2,378
2006 restructuring initiatives:
Employee severance costs	—	506	—	192	314
Lease obligations and other costs	—	2,480	(517)	259	1,704

Total	$4,698	$2,700	$(517)	$2,403	$4,478

10. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company’s deferred tax assets are $24.8 million as of October 1, 2006, of which $14.1 million relates to net operating losses incurred over the previous three years. The net operating loss carryforwards expire over the next 17 to 20 years. The Company will need to generate taxable income of approximately $56 million to realize the full benefit of the deferred tax assets.
As of October 1, 2006 the Company is in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred with the exited outbound telemarketing business. In July 2005, the Company announced a strategic restructuring to exit virtually all of the outbound telemarketing business, restructure operations, and focus primarily on profitable client relationships in a limited number of key industries. Since its restructuring, the Company has experienced earnings growth from its core business, new and increased commitments from existing clients, growth in higher margin offshore business, and reductions in operating expenses. These factors are expected to contribute to the Company’s return to profitability for 2007 and future periods. Forecasted taxable income for the next three years based solely on contracts in place or expected to be in place by year end and the existing cost structure exceeds the amount necessary to fully realize the net deferred tax asset. Management of the Company believes that this projection, combined with the completed restructuring in regards to both exiting the outbound telemarketing business and increasing its operations overseas, provides positive evidence that outweighs the negative evidence of cumulative losses in recent years and, therefore, supports its conclusion that it is more likely than not that the deferred tax asset will be realized. Accordingly, no valuation allowance has been established. In the future, should actual results, forecasted earnings or other factors change substantially from those used as a basis for the Company’s assumptions, it may be necessary for the Company to record a valuation allowance.
The Company records a reserve for tax contingencies when management believes it is more likely than not that the deductions giving rise to these contingencies will not be sustained. The Company’s effective income tax rate is 35.3% and 21.5% for the thirty-nine weeks ended October 1, 2006 and October 2, 2005, respectively.

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
The Internal Revenue Service has audited the Company’s 2002 tax return. On September 29, 2005, a field agent for the Internal Revenue Service issued a report which disallowed the deduction related to the Company’s investment in ITI. The Company intends to pursue its available administrative remedies. On November 30, 2005, the Company filed a protest contesting the proposed adjustment and requested a hearing with an Internal Revenue Service Appeals Officer. The Company’s protest is pending and at this point it is unclear as to how this issue will ultimately be resolved. The Company has not recognized the income tax benefit related to this deduction and has previously recorded a liability for the $11.6 million refund. The Company is required to accrue interest and has reserved $2.6 million for the amount of interest accrued to date. Should the Company not prevail in this matter, it may be required to repay the previously received refund of $11.6 million, as well as interest related thereto. The timing of any repayment of the previously received refund could have a material adverse effect on the liquidity of the Company, require it to seek additional financing to fund the repayment, and result in a default under the Restated Credit Agreement described in Note 8.
11. Earnings Per Share
For the thirty-nine weeks ended October 1, 2006 and October 2, 2005 approximately 219,000 and 117,800 options to purchase common shares, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Shares outstanding at October 1, 2006 include 446,410 restricted common shares which are subject to vesting conditions which have not yet been met. As such they are excluded from the calculation of basic and diluted earnings per share.
12. Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The restructuring reserves provided for the write off of property and leasehold improvements from the July 2005 restructuring plan outstanding as of January 1, 2006 have been reclassified as a reduction of property and equipment.
13. Subsequent Events
Effective October 10, 2006, the Company sold its Cedar Rapids, Iowa facility in a sale-leaseback transaction that resulted in a net gain of $0.8 million. In accordance with FASB 28 “Accounting for Sales with Leaseback” the gain will be deferred and amortized over terms from six months to ten years based on the individual lease-back agreements.
On November 10, 2006, the Company and LaSalle entered into the fifth amendment (Amendment No. 5) to the Restated Credit Agreement. Under the terms of Amendment No. 5, LaSalle agreed to increase the maximum amount that could be borrowed under the Revolving Loan Facility from $27.5 million to $30 million and to reduce certain reserve requirements under the Restated Credit Agreement through December 31, 2006. These changes will provide the Company with additional borrowing capacity under the Revolving Loan Facility through December 31, 2006. After giving effect to Amendment No. 5, as of November 10, 2006, borrowings under the Revolving Loan Facility totaled $19.7 million and the Company had $5.2 million in unused borrowing capacity. For more information regarding the terms of the Restated Credit Agreement see Note 8 to the condensed consolidated financial statements appearing elsewhere in this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report and the audited condensed consolidated financial statements of the Company which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Our management’s discussion and analysis contains “forward-looking statements”. See “Forwarding Looking Statements and Factors That May Affect Future Results” on page 3 of this report.
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
Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international, and client-owned locations. As of October 1, 2006, we operated 10 customer care centers: 7 domestic centers, one domestic client-owned facility, and two international centers located in the Philippines. The customer care centers house approximately 4,600 domestic and 1,500 international production workstations.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates see our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. During the quarter ended April 2, 2006 we changed our policy on accounting for stock-based compensation upon adopting SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)).
Effective January 2, 2006, we adopted SFAS No. 123(R). Prior to fiscal year 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for our stock compensation plans according to Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. We adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method, and therefore, we have not restated our prior period financial statements.
Under the modified prospective transition method, compensation expense is recognized for new grants beginning this fiscal year and for any unvested grants made prior to the adoption of SFAS No. 123(R). Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees’ service periods in selling, general and administrative expenses in the condensed consolidated statements of operations in accordance with the classification of the related employees’ compensation and benefits.
See Note 5 to the condensed consolidated financial statements appearing elsewhere in this report for further information regarding the Company’s accounting for stock-based compensation.

Results of Operations
The following table sets forth selected information about our results of operations for the quarters and thirty-nine weeks ended October 1, 2006 and October 2, 2005, respectively. Certain additional components of net revenue and cost of services have been included as we believe they would enhance an understanding of our results of operations.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 1,	October 2,	Fav (Unfav)	October 1,	October 2,	Fav (Unfav)
	2006	2005	% Change	2006	2005	% Change
Net Revenue:
Domestic	$42,468	$44,447	(4.5)%	$148,550	$136,108	9.1%
Off-shore	6,814	2,831	140.7	18,762	7,314	156.5
Restructured outbound business	—	9,065	*	929	36,754	(97.5)

Total net revenue	49,282	56,343	(12.5)	168,241	180,176	(6.6)

Cost of Services:
Direct labor	29,776	31,880	6.6	98,182	103,915	5.5
Other facility expenses	16,370	19,086	14.2	51,986	61,360	15.3

Total cost of services	46,146	50,966	9.5	150,168	165,275	9.1

Percentage of revenue	93.6%	90.5%	—	89.3%	91.7%	—

Gross profit	3,136	5,377	(41.7)	18,073	14,901	21.3
Gross profit margin	6.4%	9.5%	—	10.7%	8.3%	—

Operating Expenses:

Selling, general & administrative expenses	8,182	8,082	(1.2)	24,154	27,054	10.7
Restructuring and other charges	2,329	2,074	(12.3)	2,700	3,211	15.9
Asset impairment charges	—	10,762	100.0	—	10,886	100.0

Total operating expenses	10,511	20,918	49.8	26,854	41,151	34.7

Operating loss	(7,375)	(15,541)	52.5	(8,781)	(26,250)	66.5
Other income	(62)	(582)	(89.3)	(56)	(644)	(91.3)
Interest expense	490	305	(60.7)	1,388	1,006	(38.0)

Loss before income taxes	(7,803)	(15,264)	48.9	(10,113)	(26,612)	62.0
Income tax benefit	(2,798)	(1,757)	59.2	(3,574)	(5,710)	(37.4)

Net loss	$(5,005)	$(13,507)	62.9%	$(6,539)	$(20,902)	68.7%

*	Means that the percentage change is not meaningful
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
Additional information on these non-GAAP financial measures can be found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 1, 2006 which filing is available at www.sec.gov.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 1,	October 2,	Fav (Unfav)	October 1,	October 2,	Fav (Unfav)
	2006	2005	% Change	2006	2005	% Change
	(Amounts in thousands except statistical data and notes)
EBITDA	$(4,264)	$(11,855)	64.0%	$369	$(16,552)	*
Adjusted EBITDA	(1,935)	981	*	3,069	(2,455)	*
Adjusted operating loss	(5,046)	(2,705)	(86.6)	(6,081)	(12,153)	50.0%
Free cash flow	(5,814)	(12,571)	53.7	(5,926)	(22,575)	73.8
Adjusted free cash flow	(3,485)	265	*	(3,226)	(8,478)	61.9

Statistical information:
Number of customer care centers:
Domestic	8	13		8	13
Off-shore	2	1		2	1

Total	10	14		10	14

Number of workstations:
Domestic	4,625	5,253		4,625	5,253
Off-shore	1,520	1,214		1,520	1,214

Total	6,145	6,467		6,145	6,467

Annualized net revenue per average workstation:
Domestic	$35,543	$34,596		$38,444	$36,929
Off-shore	18,027	13,320		19,525	15,150
Total	31,336	31,039		34,538	34,163

*	Means that the percentage change is not meaningful
See Notes to Non-GAAP Financial Measures

Notes to Non-GAAP Financial Measures
(1) We operate on a thirteen week fiscal third quarter that ends on the Sunday closest to September 30.
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
EBITDA and adjusted EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
		(Amounts in thousands)
Net loss	$(5,005)	$(13,507)	$(6,539)	$(20,902)

Interest expense	490	305	1,388	1,006
Benefit for income taxes	(2,798)	(1,757)	(3,574)	(5,710)
Depreciation and amortization	3,049	3,104	9,094	9,054

EBITDA	$(4,264)	$(11,855)	$369	$(16,552)

Restructuring and other charges	2,329	2,074	2,700	3,211
Asset impairment charges	—	10,762	—	10,886

Adjusted EBITDA	$(1,935)	$981	$3,069	$(2,455)

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
Adjusted operating income (loss) can be reconciled to operating income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
		(Amounts in thousands)
Operating loss	$(7,375)	$(15,541)	$(8,781)	$(26,250)

Restructuring and other charges	2,329	2,074	2,700	3,211
Asset impairment charges	—	10,762	—	10,886

Adjusted Operating Loss	$(5,046)	$(2,705)	$(6,081)	$(12,153)

Notes to Non-GAAP Financial Measures (continued)
(4) We define free cash flow as EBITDA less net capital expenditures and adjusted free cash flow as free cash flow less restructuring and other charges and asset impairment charges. We use free cash flow and adjusted free cash flow, in addition to net cash flow provided by (used in) operating activities, to assess our liquidity and performance and believe that free cash flow and adjusted free cash flow are of interest to our investors in relation to our debt covenants as capital expenditures are a significant use of our cash.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
		(Amounts in thousands)
EBITDA	$(4,264)	$(11,855)	$369	$(16,552)
Capital expenditures	(1,550)	(716)	(9,545)	(6,023)
Leasehold improvements funded by landlord	—	—	3,250	—

Free Cash Flow	$(5,814)	$(12,571)	$(5,926)	$(22,575)

Restructuring and other charges	2,329	2,074	2,700	3,211
Asset impairment charges	—	10,762	—	10,886

Adjusted Free Cash Flow	$(3,485)	$265	$(3,226)	$(8,478)

Free cash flow and adjusted free cash flow can be reconciled to the net cash provided by (used in) operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
		(Amounts in thousands)
Net cash provided by operating activities	$5,158	$2	$7,582	$1,705

Purchase of property and equipment	(1,550)	(716)	(6,295)	(6,023)
Benefit for income taxes	(2,798)	(1,757)	(3,574)	(5,710)
Interest expense	490	305	1,388	1,006
Gain on sale of property and equipment	—	398	—	398
Changes in operating assets and liabilities	(9,637)	(987)	(7,239)	(8,224)
Asset impairment charges	—	(10,762)	—	(10,886)
Increase in deferred income taxes	3,016	1,121	3,834	5,356
Stock compensation expense	(347)	—	(1,105)	—
Non-cash restructuring charges	(146)	(175)	(517)	(197)

Free Cash Flow	$(5,814)	$(12,571)	$(5,926)	$(22,575)

Restructuring and other charges	2,329	2,074	2,700	3,211
Asset impairment charges	—	10,762	—	10,886

Adjusted Free Cash Flow	$(3,485)	$265	$(3,226)	$(8,478)

Comparison of Results of Operations for the Quarters Ended October 1, 2006 and October 2, 2005
Net revenue was $49.3 million for the quarter ended October 1, 2006, down from $56.3 million in the quarter ended October 2, 2005. Excluding revenue from the restructured outbound customer acquisition business from the quarter ended October 2, 2005, revenue increased $2.0 million or 4.2% over the prior year quarter. This increase is largely due to growth in offshore revenue from continuing clients of 140% driven primarily by our healthcare vertical, offset by a decline in domestic revenue primarily due to the termination of a large customer care client in the second quarter of fiscal year 2006.
Cost of services decreased $4.9 million, or 9.5%, to $46.1 million in the quarter ended October 1, 2006, from $51.0 million in the quarter ended October 2, 2005. The decrease is due to a reduction in call center overhead resulting from the closure of domestic customer care centers and lower telecommunication expenses, partially offset by an increase in direct labor cost associated with the ramp up of new domestic business, costs incurred to ramp up new offshore business, and incremental domestic overhead costs associated with the seasonal transition of the Medicare Part D enrollment and customer care program. As a percentage of revenue cost of services increased to 93.6% for the quarter ended October 1, 2006 from 90.5% for the quarter ended October 2, 2005.
Gross profit for the quarter ended October 1, 2006 decreased to $3.1 million from $5.4 million in the quarter ended October 2, 2005. Gross profit margins declined to 6.4% for the quarter ended October 1, 2006, from 9.5% for the quarter ended October 2, 2005. These decreases are due to higher cost of services as a percent of revenue and lower domestic profit contribution due to the decline in domestic revenue, partially offset by the benefits of higher profit contribution margins from incremental offshore business.
Selling, general and administrative expenses for the quarter ended October 1, 2006 increased slightly to $8.2 million from $8.1 million for the prior year comparable quarter. Actions taken during the July 2005 restructuring resulted in a decrease in compensation and benefits expense due to headcount reductions and lower facility expenses at our corporate office for the quarter ended October 1, 2006. These reductions were offset by an increase in stock compensation expense related to our adoption of SFAS No. 123 (R) and legal settlement expenses.
Restructuring and other charges were $2.3 million for the quarter ended October 1, 2006 compared to charges of $2.1 million in the comparable prior year quarter. During the quarter ended October 1, 2006 we closed three customer care centers with approximately 700 workstations. Notice of the center closures was announced during the second quarter of 2006. Restructuring and other charges resulting from the closure of these customer care centers were $1.4 million. This was comprised of lease termination and other costs of $0.7 million, the write-down of property and equipment of $0.3 million net of reductions from the sale of related assets, and severance costs of $0.4 million related to the elimination of 69 administrative and support positions. We also recorded additional charges of $0.9 million related to the 2005 restructuring as a result of delays in subletting space in our corporate office. Cash payments totaling $0.3 million have been made through October 1, 2006 and the remaining cash charges, primarily related to lease termination costs, are payable through 2008.
Restructuring and other charges were $2.1 million for the quarter ended October 2, 2005 which included $1.7 million related to the closure of five customer care centers and the elimination of certain positions and $0.4 million of other charges. The restructuring charges of $1.7 million include severance and other costs of $1.2 million primarily related to the elimination of approximately 150 administrative and support positions and $0.5 million for the write-down of property and lease termination and other costs. Cash payments totaling $1.4 million have been paid through October 1, 2006 and the remaining cash charges are payable through 2008.
We recorded $10.8 million of asset impairment charges in the quarter ended October 2, 2005 including a write-down of goodwill of $10.5 million. For more information regarding the 2005 write-down of goodwill see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.
Operating loss decreased $8.2 million from a loss of $15.5 million in the quarter ended October 2, 2005 to a loss of $7.3 million for the quarter ended October 1, 2006. As previously discussed, third quarter 2006 results included $2.3 million in restructuring and other charges while quarterly results for the comparable prior year period included $10.8 million of asset impairment charges and $2.1 million of restructuring and other charges. Excluding these charges, adjusted operating loss increased from a loss of $2.7 million in the quarter ended October 2, 2005 to a loss of $5.0 million for the quarter ended October 1, 2006 primarily due to the decline in gross profit in the third quarter of 2006. More information concerning this non-GAAP financial measure, including the definition of adjusted operating loss and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this report.
EBITDA improved $7.6 million from a negative $11.9 million in the quarter ended October 2, 2005 to a negative $4.3 million for the quarter ended October 1, 2006. Excluding restructuring and other charges of $2.3 million and $2.1 million for the quarter ended October 1, 2006 and October 2, 2005 respectively, as well as the $10.8 million in asset impairment charges recorded in the comparable prior year quarter, adjusted EBITDA decreased $2.9 million from a positive $1.0 million in the quarter ended October 2, 2005 to a negative $1.9 million for the quarter ended October 1, 2006. This decrease is due to the decline in gross profit in the quarter ended October 1, 2006, combined with a decline in other income as other income in the prior year included the gain on asset sales. More information concerning these non-GAAP financial measures, including definitions of EBITDA and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this report.
Our effective income tax rate was 35.9% for the quarter ended October 1, 2006 as compared to 11.5% for the quarter ended October 2, 2005. The increase is due to a reduction in taxable income in 2005 as a result of the permanent difference associated with the goodwill impairment recorded in 2005.
Comparison of Results of Operations for the Thirty-nine Weeks Ended October 1, 2006 and October 2, 2005
Net revenue decreased 6.6% to $168.2 million for the thirty-nine weeks ended October 1, 2006 from $180.2 million for the thirty-nine weeks ended October 2, 2005. Excluding revenue from the restructured outbound customer acquisition business from 2005 and 2006 results, revenue increased $23.9 million or 16.7% in fiscal year 2006. This increase is largely due to growth in offshore revenue from continuing clients of 157% driven primarily by our healthcare vertical, offset by a decline in domestic revenue primarily due to the termination of a large customer care client in the second quarter of fiscal year 2006.
Cost of services decreased $15.1 million, or 9.1%, to $150.2 million in the thirty-nine weeks ended October 1, 2006, down from $165.3 million in the comparable period of fiscal year 2005. Cost of services as a percentage of revenue decreased to 89.3% for the thirty-nine weeks ended October 1, 2006 from 91.7% for the thirty-nine weeks ended October 2, 2005. The decrease is primarily due to lower direct labor costs from offshore operations and a reduction in call center overhead resulting from the closure of domestic customer care centers.
Gross profit for the thirty-nine weeks ended October 1, 2006 increased 21.3%, or $3.2 million, to $18.1 million from $14.9 million in the comparable period of fiscal year 2005. Gross profit margins increased to 10.7% for the thirty-nine weeks ended October 1, 2006, from 8.3% for the thirty-nine weeks ended October 2, 2005. The margin improvement reflects reductions in cost of services as a percent of revenue and the benefits of higher contribution margin from incremental offshore business.
Selling, general and administrative expenses for the thirty-nine weeks ended October 1, 2006 decreased 10.7% to $24.2 million from $27.1 million for the thirty-nine weeks ended October 2, 2005. The decrease is due to a reduction in compensation and benefits due to headcount reductions and lower facility expenses at our corporate office space in Deerfield, Illinois resulting from our July 2005 restructuring plan. These reductions were partially offset by an increase in compensation expense related to our adoption of SFAS No. 123-R, employee bonus and incentive accruals and legal settlement expenses.
Restructuring and other charges were $2.7 million for the thirty-nine weeks ended October 1, 2006, compared to $3.2 million for the thirty-nine weeks ended October 2, 2005. We closed four customer care centers with approximately 960 workstations. Notice of the center closures was announced during the second quarter of 2006. One center was closed in the second quarter of 2006 and the remaining three centers were closed during the third quarter of 2006. Restructuring and other charges resulting from the closures of the customer care centers were $2.1 million. This was comprised of lease termination and other costs of $1.1 million, the write down of property and equipment of $0.5 million net of reductions from the sale of related assets, and severance costs of $0.5 million related to the elimination of 119 administrative and support positions. We also recorded additional charges of $0.9 million related to the 2005 restructuring as a result of delays in subletting space in our corporate office, partially offset by a reversal of $0.3 million of 2005 restructuring severance charges. Cash payments totaling $0.5 million have been made through October 1, 2006 and the remaining cash charges, primarily related to lease termination costs are payable through 2008.
For the thirty-nine weeks ended October 2, 2005, we recorded restructuring and other charges of $3.2 million which included $2.7 million of restructuring charges and $0.5 million of other charges. The restructuring charges related to the closure of seven customer care centers and the elimination of certain positions. These charges included severance costs of $2.1 million related to the elimination of 200 administrative and support positions and $0.6 million for the write down of property and lease termination and other costs. Cash payments totaling $2.1 million have been made through October 1, 2006 and the remaining cash charges are payable through 2008.
We recorded $10.9 million of asset impairment charges during the first nine months of fiscal 2005 including a write-down of goodwill of $10.5 million. For more information regarding the 2005 write-down of goodwill see Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.
Operating loss decreased $17.5 million or 66.5%, from a loss of $26.3 million in the thirty-nine weeks ended October 2, 2005 to a loss of $8.8 million for the thirty-nine weeks ended October 1, 2006. As previously discussed, results from the thirty-nine weeks ended October 1, 2006 included $2.7 million in restructuring and other charges while results for the comparable prior year period included $10.9 million of asset impairment charges and $3.2 million of restructuring and other charges. Excluding these charges, adjusted operating loss decreased from a loss of $12.2 million in the thirty-nine weeks ended October 2, 2005 to a loss of $6.1 million in the thirty-nine weeks ended October 1, 2006 due to improved gross profit and lower selling, general and administrative expenses. More information concerning this non-GAAP financial measure, including the definition of adjusted operating loss and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this report.
EBITDA improved $17.0 million to a positive $0.4 million for the thirty-nine weeks ended October 1, 2006 from a negative $16.6 million in the thirty-nine weeks ended October 2, 2005. Excluding restructuring and other charges of $2.7 million and $3.2 million for the thirty-nine weeks ended October 1, 2006 and October 2, 2005 respectively, as well as $10.9 million in asset impairment charges recorded in the comparable prior year, adjusted EBITDA increased $5.5 million to a positive $3.1 million for the thirty-nine weeks ended October 1, 2006 from a negative $2.5 million in the comparable period of fiscal year 2005. This increase is due to improvement in gross profit and lower selling, general and administrative expenses, combined with a decline in other income as other income in the prior year included the gain on asset sales. More information concerning these non-GAAP financial measures, including definitions of EBITDA and Adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto above.
Our effective income tax rate was 35.3% for the thirty-nine weeks ended October 1, 2006 as compared to 21.5% for the thirty-nine weeks ended October 2, 2005. The increase is due to a reduction in taxable income in 2005 as a result of the permanent difference associated with the goodwill impairment recorded in 2005.

Income Tax Matters
Our deferred tax assets are $24.8 million as of October 1, 2006, of which $14.1 million relates to net operating losses incurred over the previous three years. The net operating loss carryforwards expire over the next 17 to 20 years. We will need to generate taxable income of approximately $56 million to realize the full benefit of the deferred tax assets. A valuation allowance is recorded when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future.
As of October 1, 2006 we are in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred with the exited outbound telemarketing business. In July 2005, we announced a strategic restructuring to exit virtually all of the outbound telemarketing business, restructure operations, and focus primarily on profitable client relationships in a limited number of key industries. Since our restructuring, we have experienced earnings growth from our core business, new and increased commitments from existing clients, growth in higher margin offshore business, and reductions in operating expenses. These factors are expected to contribute to our return to profitability for 2007 and future periods. Forecasted taxable income for the next three years based solely on contracts in place or expected to be in place by year end and the existing cost structure exceeds the amount necessary to fully realize the net deferred tax asset. We believe that this projection, combined with the completed restructuring in regards to both exiting the outbound telemarketing business and increasing our operations overseas, provides positive evidence that outweighs the negative evidence of cumulative losses in recent years and, therefore, supports our conclusion that it is more likely than not that the deferred tax asset will be realized. Accordingly, no valuation allowance has been established. In the future, should actual results, forecasted earnings or other factors change substantially from those used as a basis for our assumptions, it may be necessary to record a valuation allowance.
Liquidity and Capital Resources
The following table sets forth our condensed consolidated statements of cash flow data for the fiscal quarters and thirty-nine weeks ended October 1, 2006 and October 2, 2005, respectively.

	Thirty-Nine Weeks Ended
	October 1,	October 2,
	2006	2005
	(Amounts in thousands)
Net cash provided by operating activities	$7,582	$1,705
Net cash used in investing activities	(6,285)	(5,397)
Net cash provided by (used in) financing activities	(1,807)	4,280
Effect of exchange rate changes on cash	(86)	—

Net change in cash and cash equivalents	$(596)	$588

Net cash provided by operating activities increased $5.9 million for the thirty-nine weeks ended October 1, 2006 as compared to the thirty-nine weeks ended October 2, 2005. The increase is due to improved operating performance, increases in non-cash restructuring and other charges, and changes in deferred income taxes, partially offset by decreases in asset impairment charges.
Net cash used in investing activities increased from $5.4 million for the thirty-nine weeks ended October 2, 2005 to $6.3 million for the thirty-nine weeks ended October 1, 2006 due to the timing of capital expenditures. Spending for the thirty-nine weeks ended October 2, 2005 primarily included capital expenditures for our first Manila customer care center. Spending for the thirty-nine weeks ended October 1, 2006 consisted primarily of costs related to the build-out and relocation of our customer care center in Green Bay, Wisconsin and costs for the second Manila customer care center.
Net cash provided by (used in) financing activities primarily relates to borrowings under our Restated Credit Agreement.

Free cash flow improved substantially from a negative $22.6 million for the thirty-nine weeks ended October 2, 2005 to a negative $5.9 million for the thirty-nine weeks ended October 1, 2006. This improvement is primarily due to reductions in asset impairment charges recorded in the comparable prior year, improved operating performance driven by reductions in call center overhead, lower compensation and benefits expenses and lower facility costs resulting from our July 2005 restructuring plan. Adjusted free cash flow improved to a negative $3.2 million for the thirty-nine weeks ended October 1, 2006 from a negative $8.5 million for the comparable period of fiscal year 2005 for the same reasons. More information concerning these non-GAAP financial measures, including definitions of free cash flow and adjusted free cash flow and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this report.
We are party to a Restated Credit Agreement with LaSalle the terms of which are more fully described in Notes 8 and 13 to the condensed consolidated financial statements appearing elsewhere in this report. As the result of Amendment No. 5 which was effective on November 10, 2006, the Restated Credit Agreement currently provides for a $30 million Revolving Loan Facility.
Borrowings under the Revolving Loan Facility totaled $10.2 million and $12.0 million as of October 1, 2006 and January 1, 2006, respectively. We had $4.3 million of unused borrowing capacity under the Revolving Loan Facility as of October 1, 2006. We were in compliance with our financial covenants under the Restated Credit Agreement as of October 1, 2006. After giving effect to Amendment No. 5, as of November 10, 2006, borrowings under the Revolving Loan Facility totaled $19.7 million and we had $5.2 million in unused borrowing capacity.
Our cash flow is significantly impacted by our ability to collect our clients’ accounts receivable on a timely basis and our borrowing capacity under the Revolving Loan Facility depends on the amount of our eligible accounts receivable from our clients. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially adversely affect our ability to fund operations. Additionally, a decline in our outstanding accounts receivable reduces our available borrowing capacity under the Revolving Loan Facility.
We currently expect that our cash balances, cash flow from operations and available borrowings under the Revolving Loan Facility will be sufficient to meet projected operating needs and repay debt obligations as they come due. In order to fund our anticipated growth, we are pursuing an additional $15 million in long-term debt. We currently expect to close this term loan transaction during the fourth quarter of 2006.
A significant change in our operating cash flow, a failure to successfully complete our business turnaround or an adverse outcome in our pending dispute with the Internal Revenue Service described in Note 10 to the condensed consolidated financial statements appearing elsewhere in this report could have a material adverse effect on our liquidity and our ability to comply with the covenants in the Restated Credit Agreement. Additionally, if we are unable to complete the $15 million term loan transaction in a timely fashion, our ability to fund future capital expenditures may be adversely impacted and our ability to make these capital expenditures will be dependant on LaSalle’s continued willingness to provide additional relief from complying with the current terms of the Restated Credit Agreement. While LaSalle has been flexible and accommodating in providing amendments and waivers during the last twelve months, there can be no assurance that LaSalle will continue to provide such relief or under what conditions they will do so.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. From time to time, we have entered into derivative transactions in order to minimize our interest rate risks, but not for trading purposes. We do not have any derivative agreements related to our interest rate risk or foreign currency exchange risk as of October 1, 2006.
We prepared a sensitivity analysis of our average debt for the quarter ended October 1, 2006, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in our financial structure.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any controls’ effectiveness in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Part II. Other Information
Item 1A. Risk Factors
For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
There have been no material changes to these risk factors during the quarter ended October 1, 2006.
Item 5. Other Information
On November 10, 2006, the Company and LaSalle entered into the fifth amendment (Amendment No. 5) to the Restated Credit Agreement. Under the terms of Amendment No. 5, LaSalle agreed to increase the maximum amount that could be borrowed under the Revolving Loan Facility from $27.5 million to $30 million and to reduce certain reserve requirements under the Restated Credit Agreement through December 31, 2006. These changes will provide the Company with additional borrowing capacity under the Revolving Loan Facility through December 31, 2006. After giving effect to Amendment No. 5, as of November 10, 2006, borrowings under the Revolving Loan Facility totaled $19.7 million and the Company had $5.2 million in unused borrowing capacity. For more information regarding the terms of the Restated Credit Agreement see Note 8 to the condensed consolidated financial statements appearing elsewhere in this report. Amendment No. 5 is attached hereto as Exhibit 10.2 and is hereby incorporated by reference.
Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc. and Subsidiaries

Date: November 13, 2006	By:	/s/ Robert J. Keller

Robert J. Keller
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	By:	/s/ George H. Hepburn III

George H. Hepburn III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2006	By:	/s/ Joseph R. Doolan

Joseph R. Doolan
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description

3.1.1	Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

3.2	Certificate of Amendment of the Amended and Restated Bylaws of APAC Customer Services, Inc. as amended March 10, 2004, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

10.1	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of October 1, 2006, incorporated by reference to APAC Customer Services, Inc.’s current report on Form 8-K, dated October 25, 2006.

10.2	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of November 10, 2006.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.