Form 10-K
period 2006-12-31
APAC CUSTOMER SERVICE INC
filed 2007-03-16
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12(b) of the Act:  Common Shares, $0.01 Par Value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes ☐     No ☑

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

The aggregate market value of the registrant’s common shares held by non-affiliates was approximately $46,586,700 based on the last sale price as of June 30, 2006.

As of March 1, 2007, 50,017,983 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements and Factors that May Affect Future Results

In passing the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), Congress encouraged public companies to make “forward-looking statements” by creating a “safe harbor” to protect companies from securities law liability in connection with forward-looking statements. The Company intends to qualify its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions. Unless the context indicates otherwise, the words “Company,” “we,” “our,” and “us,” when used in this Annual Report on Form 10-K refer collectively to APAC Customer Services, Inc. and its wholly-owned subsidiaries.

Generally, forward-looking statements include expressed expectations, estimates and projections of future events and financial performance and the assumptions on which these expressed expectations, estimates and projections are based. Statements that are not historical facts, including statements about the beliefs and expectations of the Company and its management are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “goals,” “would,” “could,” “should,” “plans,” and other similar words. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events, and they are subject to known and unknown risks and uncertainties that can cause actual events and results to differ materially from historic results and those projected.

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

There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by our forward-looking statements including, but not limited to, the following:

•	Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.

•	Circumstances outside our control such as typhoons, earthquakes and other acts of God, political instability, equipment malfunction, telephone or data service interruptions, changes in the telecommunications market, war and terrorism could seriously harm our domestic or off-shore business.

•	Our financial results depend on our ability to effectively manage the capacity of our domestic customer care centers and the growth of our off-shore customer care centers.

•	Our inability to attract and retain a sufficient number of qualified employees could negatively impact our business.

•	Our success is subject to the terms of our client contracts.

•	Our success depends on sustaining a return to profitability.

•	Our business operates in a highly competitive market.

•	Our financial results may be affected by risks associated with international operations and expansion.

•	Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants.

•	Our business and our clients’ businesses are subject to federal and state regulation and industry standards, including laws and industry standards regarding consumer privacy and information security.

•	Our success depends on key personnel.

•	Our principal shareholder can exercise significant control over the Company.

•	Our liquidity and ability to meet the terms of our current loan agreements could be materially affected should we not prevail in our dispute with the Internal Revenue Service.

More detailed discussions of these risk factors can be found in Items 1A and Item 7 of this Annual Report on Form 10-K.

In various places throughout this Annual Report on Form 10-K we use certain non-GAAP financial measures when describing our performance. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets or statements of cash flows of a company. We believe such non-GAAP financial measures are informative to the users of our financial information. We discuss non-GAAP financial measures in Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” Pursuant to the requirements of Regulation G, we have provided a reconciliation of all non-GAAP financial measures not previously reconciled to the most directly comparable GAAP financial measure in Item 7 of this Annual Report on Form 10-K.

PART I

Item 1.	Description of Business.

General Overview

The Company is a leading provider of customer care services and solutions to market leaders in the healthcare, communications, business services, financial services, publishing, and travel and entertainment industries. We operate eight customer care centers in the United States, one of which is a client-owned facility and three off-shore customer care centers in the Philippines. One of our off-shore centers is a temporary facility pending completion of our third center in Cubao, Quezon City, the Philippines. As of December 31, 2006, the domestic operations consisted of approximately 4,700 workstations and the off-shore operations consisted of approximately 2,100 workstations.

Our principal executive office is located at Six Parkway North, Deerfield, Illinois 60015 and the telephone number at that address is (847) 374-4980.

From 1995 through 2000, we experienced rapid growth, followed by a decline in business from 2000 through 2005. During both of these periods, we offered inbound customer care and outbound customer acquisition services to our clients. The principal factors that led to the decline included a reduction in volume from several key clients, industry trends towards off-shore outsourcing, and pricing pressures resulting from increased competition in, and regulatory factors affecting, the outbound customer acquisition business.

Business Turnaround

Refocusing Our Strategy

In early 2004, we began to take steps to turn around our business. At that time, we made a strategic decision to focus on competing more successfully in the customer care segment of our industry and reduce our reliance on revenues from outbound customer acquisition programs. We believed then as we do now that the customer care segment offers tremendous opportunities to grow our business, improve our profitability, and strengthen the relationships we have with our core clients. To compete successfully in the customer care segment, we needed to change our business model and demonstrate to our clients and prospective clients that not only could we serve their customers more cost effectively than they could internally, but that we could serve them with a higher level of quality. To successfully position ourselves to deliver on this new strategic direction we upgraded our technology infrastructure and core business applications to provide enterprise standardization, realigned and invested in our sales and account management teams, and developed a rigorous implementation process to ensure successful launches of new client applications.

Having stabilized the business and solidified key customer relationships, in July 2005, we announced our strategic realignment to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a limited number of key industries, improve near-term financial performance and position ourselves for long-term growth and profitability. During 2005, we exited virtually all of our outbound customer acquisition business and restructured operations by closing a significant number of domestic customer care centers focused primarily on outbound customer services.

Completing our Strategic Realignment

As we entered 2006, we remained committed to providing quality services, optimizing our operations, improving cash flow and returning our business to profitability. Expanding our higher margin off-shore business, streamlining our domestic capacity and better leveraging our fixed costs were all critical components of reaching this goal. To that end, in 2006, we:

•	Expanded our off-shore capacity in the Philippines by opening a second facility and leasing space in a temporary site pending completion of construction of a third location, that is a 2,000 seat facility that is expected to open late in the first or early in the second quarter of 2007;

•	Improved our labor model and compensation programs to enhance our ability to attract and retain quality customer service representatives;

•	Increased our atHOMEtm agent program to provide an alternative for those qualified employees that have a need or desire for a more flexible schedule and to improve our ability to manage productivity; and

•	Worked with the Customer Operations Performance Center, Inc. (“COPC”), the industry leader in call center standards, to audit our operational processes for adherence to our standards and provide recommendations for process improvements.

During the third quarter of 2006, we completed our strategic realignment. From January 2005 through October 2006, we closed 16 domestic customer care centers and exited approximately $39.8 million in outbound customer acquisition business. During this same period, we aggressively grew our off-shore capacity in the Philippines and increased our off-shore revenue.

The financial results of our strategic realignment were evident in our 2006 fourth quarter and fiscal year end results:

•	Excluding revenue from the exited outbound customer acquisition business from fiscal year 2006 and 2005 results, full year revenue increased $22.3 million or 11.1% to $223.4 million in fiscal year 2006;

•	Ongoing off-shore revenue grew 157% from $10.9 million in fiscal year 2005 to $28.2 million in fiscal year 2006;

•	Operating income for the 2006 fourth quarter was $1.5 million compared to a $4.5 million operating loss in the comparable prior year quarter; and

•	Income before taxes was $954,000 for the 2006 fourth quarter compared to a $4.9 million loss in the prior year quarter.

See Item 7 of this Annual Report on Form 10-K and Item 1A of this Annual Report on Form 10-K under the caption “Our success depends on sustaining a return to profitability.”

Long Term Growth Strategy

As we move into 2007, we believe we are well positioned to realize the long-term potential of our business and capture the financial benefits of our higher margin business model. Our high level growth strategy is to aggressively grow our higher margin off-shore business while continuing to optimize the contribution of our domestic capacity. During 2007, we intend to continue to focus on improving service quality, take additional steps to strengthen and expand our infrastructure in the Philippines, add resources focused solely on new client growth, begin exploring daytime work opportunities in the Philippines, and expand our atHOMEtm model where appropriate.

Our Approach and Competitive Strategy

Our focus is to provide customized, high quality customer care services and solutions to market leaders in the healthcare, communications, business services, financial services, publishing, and travel and entertainment industries. By definition, the services we provide are critical to our clients’ success and involve significant integration with our clients’ information technology infrastructure.

We believe this approach will enable us to build stronger, long-term partnerships with our clients resulting in increased client retention and growth, and improved consistency of our revenue flow. The implications of our new business model include certain challenges that are consistent with the customer care business, but are dramatically different from the outbound customer acquisition business. The sales cycle is longer, sometimes as long as eighteen months, and the applications we provide to our clients are considerably more complex resulting in longer implementation and ramp-up periods. As a result, it takes longer to realize the full revenue and profit potential of a new program or client.

We believe that service quality and value are critical factors in a client’s outsourcing decision. Our sales and account management teams are dedicated to prospecting and servicing clients in each of our core industries. Focusing their time and expertise on understanding a discrete industry or industries enables them to better understand our clients’ needs. Our sales compensation model is designed to promote strong client relationships and company profitability. We have created a sales culture aligned with our objective of building long-term profitable customer relationships that deliver quality customer service and advance our clients’ business objectives.

While we believe service quality and value are the primary competitive factors, price is still a significant consideration. We endeavor to meet client demand for a better educated, quality driven workforce at a lower cost by leveraging our off-shore operations in the Philippines. Our approach to off-shore operations is to identify international locations that have the language skills and education levels that support our desired quality of service. By identifying those clients and client programs which would benefit from the specific skills available in the Philippines, we believe we have created a lower cost solution to seamless quality service. We continuously evaluate the most effective means of providing high quality, well priced services to our clients and will encourage them to make use of our Philippines customer care centers if we believe they offer significant advantages to them. Our revenue rates for services rendered in the Philippines are lower, but our profit margins are higher on this business.

Our Core Industries and Clients

Core Industries

As part of our strategy, we have targeted primarily high growth business segments, each with critical customer care needs and businesses with unique opportunities for outsourced customer care. Our business model is to partner with robust, growing businesses with leadership positions in their markets that place a premium on customer loyalty and retention and consider high quality customer care programs an important competitive advantage. We have focused on the following industries:

•	Healthcare

•	Communications

•	Business Services

•	Financial Services

•	Publishing

•	Travel and Entertainment

For the fiscal year ended December 31, 2006, more than 95% of our revenue was generated from clients in our core industries and more than 76% of our clients had annual revenue in excess of $1 billion and most hold leadership positions in their industries.

Major Clients

Our ten largest clients collectively accounted for 88% of our revenue in fiscal year 2006. Three of our clients were each responsible for 10% or more of our revenues: WellPoint: approximately 19.5%; Verizon Wireless: approximately 17.4%; and United Parcel Services, Inc.: approximately 15.5%. In February 2007, we announced that we had been selected by United Parcel Services, Inc. to manage its Tampa, Florida customer interaction center and to provide customer care management and related services there, beginning April 30, 2007. See Item 1A of this Annual Report on Form 10-K under the caption “Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.”

Seasonality

Due to the nature of certain clients’ businesses we experience seasonality of revenues. In particular, our healthcare industry clients’ call volumes experience seasonality, peaking during open enrollment and plan initiation periods, typically in the fourth and first quarter of each fiscal year. In 2006, the Company supported approximately seven months of enrollment activity for the start up of the Medicare Part D program. Future enrollment periods are expected to be significantly shorter resulting in lower revenue for the Part D program. Our business services client also experiences peak processing needs from November through December coinciding with the holiday shipping period.

Our Services

Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international and client-owned locations. Our services are highly customized customer care services and solutions that involve communicating with customers and managing situations that are unique to each core industry. We provide service through multiple communication channels, including land-based and cellular phone, internet, email, fax, mail correspondence and automated response generated through technology. We offer the following services in each of our core client industries:

Healthcare

Within the healthcare industry, we offer customer service support for a wide variety of medical plans, including pharmacy, medical, dental, vision and Medicare Part D, to plan members and healthcare plan providers alike. Our customer service representatives answer questions regarding healthcare members’ plan coverage, including benefits and eligibility, claims processing, enrollment and plan comparisons, prescription coverage, and co-payment determination, and provide internet service help desk support and insurance and coverage application assistance. For healthcare providers, our customer service representatives provide similar information regarding member eligibility and benefits and claims processing. We also provide various healthcare clients with internal help desk support and basic back office functions for their organizations.

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

Publishing

Within the publishing industry, we manage subscriber care by responding to customer inquiries regarding delivery, scheduling and billing. We also offer our clients assistance in classified advertising sales, readership data collection and subscription collections.

Travel and Entertainment

For the travel and entertainment industry, we provide customer care services including reservation booking for general and corporate travel, information on client resort properties, locations and amenities, cancellations, billing and account management, loyalty club management, and complaint resolution.

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

We supply each new employee with extensive job skills training delivered in an interactive environment. Training programs for front line teams are customized to client programs and teach specialized customer service skills. We provide additional customer care training, direct sales techniques, empathy training and telephone etiquette for all of our customer service employees. In addition to training for specific job performance, our teams receive training and reinforcement exercises on our company culture and its guiding values of honesty, integrity and respect for others. In our off-shore facilities we also provide basic skills training, voice inflection training and education in United States geography.

We also provide coaching, management and leadership training to front line supervisors. Our use of eWitnesstm technology enables our front line supervisors to provide coaching opportunities to representatives by direct observation, as does our centralized quality function. See “Quality” and “Technology and Telecommunications.”

During 2006, our efforts were concentrated on refining our hiring model and enhancing our recruitment capabilities with a view toward attracting and retaining the quality talent necessary to deliver high quality customer care services.

We had approximately 7,900 employees on March 1, 2007. None of our employees are subject to collective bargaining agreements. See Item 1A of this Annual Report on Form 10-K under the caption “Our inability to attract and retain a sufficient number of qualified employees could negatively impact our business.”

Operations and Capacity Utilization

Customer Care Centers

At December 31, 2006, we operated eleven customer care centers: seven domestic, one domestic client-owned facility and three international centers located in the Philippines. This compares to thirteen customer care centers as of January 1, 2006; eleven domestic, one domestic client-owned facility and one international center located in the Philippines. During 2006, we closed 4 domestic customer care centers further reducing our domestic seat count and allowing us to improve domestic capacity utilization and concentrate on our main business of value-added customer care services and solutions. As a result of the shift in business demand for off-shore customer care services, we opened a 450 seat second facility in the Philippines during the second quarter of 2006 and in the third quarter also leased temporary space at a third site pending completion of a 2,000 seat third facility that we expect to open late in the first or early in the second quarter of 2007 and build out to capacity over the balance of 2007.

Customer care centers can be configured to specific client needs and all centers have the capability to run 24 hours a day, 7 days a week, and deliver customer care services across multiple contact channels, including telephone, internet, email, correspondence and facsimile. We expect to continue to expand our off-shore capacity as a key component of our growth strategy. See Item 2 of this Annual Report on Form 10-K under the caption “Properties”.

Capacity and Workforce Management

Our profitability is influenced significantly by our ability to effectively manage our production capacity. We closely monitor the capacity utilization of our customer care centers and balance the costs associated with maintaining excess capacity with the flexibility needed to quickly respond to incremental client demands.

We use eWFMtm, a leading workforce administration platform. This platform allows us to more effectively manage our employees’ time and quickly respond to changing client needs. See “Technology and Telecommunications — Operating Systems and Telephony.” We manage our capacity and human resources holistically, by:

•	Co-locating call receipt patterns that are counter cyclical to create efficiencies and improve work load balance and resource utilization.

•	Building innovative staffing and workforce ramp-up capabilities and using atHOMEtm agents for added scheduling flexibility; and

•	Increasing overall capacity through a detailed analysis of anticipated demand.

See Item 1A of this Annual Report on Form 10-K under the caption “Our financial results depend on our ability to effectively manage the capacity of our domestic customer care centers and the growth of our off-shore customer care centers.”

Operational Leadership and Disciplines

Our operations leadership has extensive experience in call center and customer care services management. We are continually investing in the management training and personal development of our leadership. Real time performance reporting and frequent productivity and quality audits enhance both team and individual performance.

We catalogue and document our core operations practices and procedures. During 2006, we engaged COPC to review and certify audit procedures for each of these practices. Self-audits are conducted on a regular basis to ensure consistent implementation of our practices across all of our customer care centers. In addition, COPC will independently audit and validate every customer care centers’ compliance with Company procedures.

Program Implementation

We use an integrated team of professionals to manage the implementation and expansion of client programs. This team is led by a project manager and includes subject matter experts from operations, information technology, human resources, training, quality, sales and account management and compliance. The implementation team serves as the primary interface with our clients’ own implementation resources, gets involved early in the creation of detailed project plans, and is responsible for end-to-end implementation. In addition, we typically provide additional front line supervisors at the outset of a new program to ensure smooth program start-up. The progress of each implementation project is reviewed with our senior executive team on a weekly basis.

Quality

We believe our ability to retain existing clients and to acquire new clients is directly related to the quality of the services we provide. Our customer service representatives have direct contact with our clients’ customers and help form an impression of our clients’ commitment to quality service. We believe these contacts are a critical component to our clients’ long-term success and are committed to optimizing the level of quality service provided to our clients’ customers.

We utilize eWitnesstm, a quality monitoring system, across all of our customer care centers. We have a centralized quality assurance organization which provides independent, ongoing assessments of program quality through direct monitoring of our customer service representatives’ interactions with customers. We follow a comprehensive quality calibration process, which helps ensure that our representative monitoring and feedback stays aligned with our clients’ view of quality.

We use a compensation model that rewards front line teams on quality and continuous improvement. Front line managers at every customer care center are required to monitor every customer service representative at least twice per week and provide coaching sessions designed to continuously improve performance. Additionally, we utilize verification recording technologies and separate teams validate customers’ approvals and buying commitments for certain programs.

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

Technology and Telecommunications

As an integral part of refocusing our strategy on customer care services and solutions, we partnered with industry leaders like Avaya, Hewlett Packard, Witness Systems and BEA to upgrade our technology. We invested in our information technology infrastructure and core business applications in order to provide enterprise standardization. We also invested in our application and integration tools to enable us to develop customer solutions where we share more customer information and insight.

We continue to invest in technology in order to expand our capacity, update and enhance our internal capabilities, and continue to provide reliable voice and data networks, operational support systems and customized application solutions to our clients. We continue to invest in both established and emerging call center technologies in order to fully optimize our operational performance and quality.

Customer Care Applications

Our technology strategy is to continually upgrade our capabilities within our flexible and robust multi-channel technology solution. Each application is customized to efficiently manage the unique customer inquiries that occur in our core industries and meet market specialization, channel specific needs and complex architecture/process integration.

We maintain open system—client server platforms in which we develop customized (multi-channel) application solutions (e.PACtm) for our clients. Developed on third party commercially available platforms, we maintain a library of reusable, proprietary code to develop new client solutions. We have also invested in open system integration layers (third party middleware) that allow us to integrate our solutions with our clients’ systems infrastructure. These solutions allow for enhanced information exchange with our clients which improves overall performance and results in an enhanced customer experience.

We have developed a fully integrated web-based reporting system (Insighttm). The tool provides real-time and historic productivity data from a secure site and communicates the data within a comprehensive set of detailed interaction reports. Reports are also routinely customized, leveraging internal and client-based data to meet individual clients’ requirements.

Operating Systems and Telephony

We use operational support systems that we deploy in each of our customer care centers. We use eWFMtm, a workforce management system, to maximize our ability to forecast interaction volumes, schedule customer service representatives and monitor adherence to scheduled hours in order to meet fluctuating client needs. We also deploy eWitnesstm as our quality assurance platform. We believe these platforms, in concert with internally developed best practices, improve our ability to provide high quality and efficient services to our clients.

We deploy VOIP (voice over internet protocol) technology to support both our domestic and international advanced routing requirements. The investment in this flexible, scaleable and cost effective technology improves our implementation responsiveness to client requirements. This technology also enables us to increase capacity utilization by effectively balancing call demands across greater multiple call centers.

We are currently investing in technologies associated with supporting an expanded atHOMEtm agent program. We believe we can enhance workforce optimization and improve quality on certain programs by using agents that work from their own homes. We have built an internal infrastructure to support this program and provide all of the necessary equipment to agents we deploy in this fashion. All supporting systems have been fully integrated to ensure synergy with our customer care center operations.

We also maintain a number of internal systems to support our business. Anchored by a commercially available enterprise financial platform, we use a combination of internally developed and third party add-on systems to measure our business. We have made significant efforts to build and maintain systems and processes that ensure regulatory compliance at all levels of the organization.

We contract with multiple, well-established leading providers for nationwide voice and data services. We currently obtain pricing based on volume commitments obligating us to pay for a minimum usage regardless of whether such minimum services are used.

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

All of the above solutions are supported by a number of back-end production systems that consolidate, process, and transfer data. These proprietary, back-end systems run primarily in a Sun, HP and Dell environment and have been built with significant resource effort over a number of years. A technology recovery plan has been developed to address interruptions in voice and data services and equipment malfunctions and is tested regularly. We also develop and maintain technology continuity plans for clients which are tailored to their unique requirements. Additionally, we maintain a fully redundant voice and data infrastructure supporting our operations and linking us to our clients. See Item 1A of this Annual Report on Form 10-K under the caption “Circumstances outside our control such as typhoons, earthquakes and other acts of God, political instability, equipment malfunction, telephone or data service interruptions, changes in the telecommunications market, war and terrorism could seriously harm our domestic or off-shore business.”

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

We are generally subject to varying client quality and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may provide bonus opportunities or, conversely, may subject us to penalties. See Item 1A of this Annual Report on Form 10-K under the caption “Our success is subject to the terms of our client contracts.”

Competition

We operate in a fragmented and highly competitive growing market. Our competitors range in size from small firms offering specialized applications to large, publicly-traded firms that have more financial resources. Our competitors also include clients or potential clients that provide their own customer care services internally.

We believe that the principal competitive factors in the industry are cost of services, service quality, the ability to develop and implement quality, customized products and services quickly, technological expertise, performance against client metrics, strength of relationship, and management credibility and reputation. Other competitive factors include scalability, efficiency and productivity. We believe that the companies that succeed are companies that build strong client relationships and are able to successfully deliver quality customer services and solutions that provide real value, furthering their clients’ progress toward business goals.

In our opinion, several significant factors impact the current competitive environment: (1) intensifying competition is putting pressure on clients and prospective clients to provide higher quality customer service while containing costs and improving margins; (2) outsourcing is becoming more prevalent and accepted in our core industries as threshold concerns regarding customer privacy and information security have been addressed; (3) the growth in off-shore capacity, which offers lower pricing than domestic capacity, largely due to the cost of labor differential; and (4) technology advances. Such factors, when combined, are causing clients and prospective clients to demand more competitive pricing and higher quality service. See Item 1A of this Annual Report on Form 10-K under the caption “Our business operates in a highly competitive market.”

According to a report published by Friedman, Billings, Ramsey & Co., Inc. in June 2006, customer care outsourcing accounted for only 17% of an approximately $300 billion worldwide market for contact centers. In-house telemarketing, customer relationship management and customer service organizations comprise by far the largest segment of the industry. As adoption of outsourcing continues to grow in popularity and demand for services increases, customer care centers continue to diversify into other areas of business to increase the utilization of their infrastructures such as adding services that can be provided during nighttime hours in countries that coincide with the United States’ daytime. Non-traditional industries, such as healthcare, retail, government, and financial services continue to show a willingness to adopt outsourcing services resulting in the need for additional customer care provider capacity.

Customer care services are also being provided off-shore in several markets, with the Philippines being one of the larger growth areas to deliver voice services due to its American education system and an accent-neutral labor pool. India also remains a desired location although with a greater focus on back-office and non-voice communication. The continued migration off-shore remains strong as these centers can provide customer care services at lower costs and with a high-quality labor force.

Government Regulation and Industry Self-Regulation

Our business is subject to varying degrees of governmental regulation. In addition, several of the industries in which our clients operate are similarly regulated, particularly the healthcare, telecommunications, and financial services industries. Federal and state laws governing consumer privacy, the collection, use and security of consumer data, the use and disclosure of customer proprietary network information, the sale of insurance products, mortgage banking activities and the operations of healthcare, pharmaceutical and gaming businesses impose regulatory and licensing obligations on us. There are also self-imposed industry standards that apply to the use and security of certain consumer data. In addition, both federal and state laws regulate telephone solicitations to residential customers. Finally, our Part D Medicare enrollment and customer care programs are subject to the rules and regulations of the Center for Medicare Services.

Consumer Privacy and Information Security

Key federal laws regulating consumer privacy and information security include the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act (HIPAA) and the Telecommunications Act of 1996. In addition, the Payment Card Industry Standards (PCI Standards) apply to the capture, storage and transmission of certain consumer credit card information.

Our healthcare clients are “covered entities” under HIPAA and are required to comply with standards for privacy, transaction and code sets and data security. Due to the nature of our services, we are a “business associate” under HIPAA. As a “business associate” we are required to protect the security and privacy of “protected health information” provided to our clients.

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

Many of our clients obtain payment for their services with credit cards. To the extent, our services to these clients involve obtaining and processing credit card transactions, these activities are governed by the PCI Standards which require us to maintain certain information security procedures.

There is increasing federal and state interest in privacy protections and information security, some aspects of which could impose additional regulatory requirements on our clients’ businesses and, less directly, on our business.

Licensing

We and our employees who are involved in certain types of sales activities, such as the sale of insurance or certain healthcare products, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those entities. Other examples of activities requiring licensing include gaming, pharmaceutical and mortgage banking activities.

Outbound Telemarketing Sales

On the federal level, both the Federal Trade Commission (FTC) and the Federal Communications Commission (FCC) regulate the initiation of telephone solicitations to residential telephone subscribers. Federal regulations prohibit the use of deceptive, unfair and abusive telemarketing sales practices. States have also enacted and continue to enact legislation governing telephone solicitations, which contain similar restrictions, as well as registration requirements.

Compliance Activities

We have policies and procedures in place which are intended to meet the requirements of all applicable laws and regulations that are material to our business. Companies that violate any of these laws or regulations may be subject to enforcement actions, civil actions or private causes of action initiated by consumers as well as adverse publicity which may damage their reputation.

See Item 1A of this Annual Report on Form 10-K under the caption “Our business and our clients’ businesses are subject to federal and state regulation and industry standards, including laws and industry standards regarding consumer privacy and information security.”

Financial Information about Industry Segments

We have one reportable segment and, therefore, all segment-related financial information required by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is included in the consolidated financial statements. The reportable segment reflects our operating and reporting structure.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These filings are available to the public over the internet at the SEC’s website at www.sec.gov. The documents we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information regarding the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

We maintain a website with the address www.apaccustomerservices.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge (other than an investor’s own internet access charges) through our website on the “Investors” section our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Item 1A.	Risk Factors.

Risk Relating to the Company and its Business

In addition to the risks and uncertainties of ordinary business operations, the following factors could cause actual results to differ from expectations or have a material adverse effect on our business, results of operations, liquidity or financial condition:

Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.

We derive a substantial portion of our revenue from a small number of clients. Most of our clients are concentrated in the healthcare, communications, business services, financial services, publishing, and travel and entertainment industries. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our larger clients or maintain our current volume with these clients. Should we lose a client or experience a reduction in demand for our services from a large client, we may not be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits. Our five largest clients accounted for 69% of our fiscal year 2006 revenue, our ten largest clients accounted for 88% of our fiscal year 2006 revenue and three clients each constituted 10% or more of our fiscal year 2006 revenue. Consequently, the loss of one or more of our significant clients, a significant downturn in any of our core industries, a trend in any of these industries to reduce their outsourced customer care services, or a change in the customer relationship strategy of any of these clients or industries could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Circumstances outside our control such as typhoons, earthquakes and other acts of God, political instability, equipment malfunction, telephone or data service interruptions, changes in the telecommunications market, war and terrorism could seriously harm our domestic or off-shore business.

Our success is dependent on the continued operation of our customer care centers. In the event of fire, power loss, typhoon, earthquake or other natural disaster, political instability, and other similar events, the operation of one or more customer care centers could be temporarily or permanently interrupted. If we experience a temporary or permanent interruption at one or more of our customer care centers our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Our Philippine operations are more at risk to adverse weather conditions, including typhoons. We maintain property and business interruption insurance, however, such insurance may not adequately compensate for any losses we may incur.

In addition, our business is materially dependent on telephone and data services provided by various local and long distance telephone companies as well as our computer equipment, telephone systems and software. Because of our dependence on third party service providers, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could adversely affect our business, results of operations, liquidity and financial condition. Should we experience a significant increase in the cost of telephone services or a temporary or permanent loss of computer or telephone equipment, systems or services (through casualty or operating malfunction), or should the security of our computer or telephone systems be compromised or breached, our business, results of operations, liquidity and financial condition could be materially and adversely affected.

The risks of war and potential terrorist attacks on our operations cannot be estimated. War and terrorist attacks could disrupt operations and have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our financial results depend on our ability to effectively manage the capacity of our domestic customer care centers and the growth of our off-shore customer care centers.

Our profitability is influenced significantly by our customer care center capacity utilization and the amount of revenue generated in our off-shore centers. Capacity utilization may be affected at various times for several reasons including client growth patterns, call patterns and seasonality, resulting in insufficient capacity to meet demand, or alternatively in idle capacity until new or expanded programs can be fully implemented. We also currently have significantly higher utilization during weekdays.

We periodically assess the long-term capacity utilization of our customer care centers, both domestically and off-shore, including the ability to accommodate new and expanded programs and clients, and make strategic decisions regarding the opening or expansion of customer care centers. We are currently in the process of expanding our capacity in the Philippines in an effort to keep pace with client demand for off-shore services.

There can be no assurance that we will be able to achieve optimum utilization of our customer care center capacity or keep pace with the anticipated growth in demand for off-shore services. If we lose one or more significant clients, if the volume of calls from clients declines, or a significant contract is not implemented in the time frame or budget anticipated due to lack of capacity, our business, results of operations, liquidity or financial condition may be materially and adversely affected. See Item 1 of this Annual Report on Form 10-K under the caption “Operations and Capacity Utilization.”

Our inability to attract and retain a sufficient number of qualified employees could negatively impact our business.

Our industry is very labor intensive and has experienced high personnel turnover. Many of our employees receive modest hourly wages and a significant portion of our costs consist of wages to hourly workers. An increase in hourly wages, costs of employee benefits, employment taxes or recruiting and training costs could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Complex technology-based inbound customer service involves extensive training and requires specially trained employees. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. There can be no assurance that we will be able to hire, train and retain a sufficient labor force of qualified employees. See Item 1 of this Annual Report on Form 10-K under the caption “Personnel and Training.”

Our success is subject to the terms of our client contracts.

We provide services to our clients under contracts, many of which may be terminated by the client (but not by us) for convenience. In addition, most of our contracts do not have minimum volume requirements and the profitability of each client program may fluctuate, sometimes significantly, throughout various stages of a program. Certain contracts have performance-related bonus and/or penalty provisions, whereby the client may pay us a bonus or we may have to issue a credit based upon our meeting, or failing to meet, agreed-upon service levels and performance metrics. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration date, that the volume of services for these programs will not be reduced or that we will be able to avoid penalties or earn performance bonuses. In addition, there can be no assurance that each client program will be profitable for us or that we will be able to terminate unprofitable client relationships without incurring significant liabilities. The loss of one or more of our significant clients, the substantial reduction of the amount of services we perform for a significant client, the payment of penalties for failure to meet performance metrics, or our inability to terminate an unprofitable client contract could have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Item 1 of this Annual Report on Form 10-K under the caption “Client Relationships.”

Our success depends on sustaining a return to profitability.

In early 2004, we began to take a number of steps to turn around our business and in July 2005 we announced our strategic realignment that was completed in third quarter of 2006. We made a strategic decision to change our business model from outbound customer acquisition services to inbound customer care services, to streamline our domestic customer care center capacity and to aggressively grow our off-shore capacity. While results from implementing these changes have been encouraging, there can be no assurance that these trends will continue or that we will be able to sustain a return to profitability. Failure to realize continued improvements in revenue, gross profit margins, capacity utilization and operating expenses could materially adversely affect our business, results of operations, liquidity, and financial condition. See Item 1 of this Annual Report on Form 10-K under the caption “Business Turnaround” and Item 7 of this Annual Report on Form 10-K.

Our business operates in a highly competitive market.

We operate in a highly competitive growing market and such competition may intensify in the future. Our competitors range in size from small firms offering specialized applications to large, publicly-traded firms operating in the broader business process outsourcing market. Our competitors also include clients and potential clients who provide their own customer care services internally. Many of our competitors have greater resources and capabilities than we do. In addition, market factors are causing clients and prospective clients to demand more competitive pricing and higher quality service. See Item 1 of this Annual Report on Form 10-K under the caption “Competition.” There can be no assurance that we can successfully compete in this environment.

Our ability to develop and implement quality, customized products and services is highly dependent on our computer and telecommunications equipment and software capabilities. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain our competitiveness. Our future success will depend in part on our ability to continue to invest in and develop information technology solutions that keep pace with evolving industry standards and changing client demands. There can be no assurance that we will have sufficient expertise or capital to meet this challenge or that the technologies developed by our competitors will not render our products and services obsolete. See Item 1 of this Annual Report on Form 10-K under the caption “Technology and Telecommunications” and Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources — Future Liquidity.”

Further, we believe several other factors may affect the demand for our services. The increased use of new telephone-based technologies, such as interactive voice response systems, and increased use of the internet could reduce the demand for certain of our customer care offerings. In addition, there is increasing political concern regarding the movement of service jobs off-shore, which could result in potentially adverse legislation, and there can be no assurance that we will be able to anticipate and successfully respond to all such trends in a timely manner.

Competitive pressures and changing market conditions could cause our services to lose market acceptance or result in significant price and margin erosion which could have a material adverse effect on our business, results of operations, liquidity or financial condition.

Our financial results may be affected by risks associated with international operations and expansion.

We intend to continue to expand and pursue opportunities for our off-shore customer care centers in the Philippines and may consider other international locations. There are certain risks inherent in conducting business internationally, including exposure to currency fluctuations, the necessity to comply with foreign laws, unexpected changes in foreign laws and regulations, difficulties in staffing and managing foreign operations, foreign political instability, changes in clients’ sourcing preferences and potentially adverse tax consequences.

In particular, we serve an increasing number of U.S. clients from our customer care centers in the Philippines. Contracts with these clients are typically priced in U.S. dollars while costs incurred in operating the centers are denominated in the Philippine peso, which presents a foreign currency exchange risk to us, the amount of which increases as our off-shore operations continue to grow.

There can be no assurance that one or more such factors will not have a material adverse effect on our international operations and, consequently, on our business, results of operations, liquidity and financial condition.

Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants.

Our cash flow is significantly impacted by our ability to collect our clients’ accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations, thereby increasing our reliance on borrowings under our current loan agreements.

Our current loan agreements provide the Company with a $27.5 million revolving loan facility which expires in October 2010 (the “Revolving Credit Facility”) and a $15 million term loan which matures in January 2011 (the “Term Loan”.) Our ability to borrow under the Revolving Credit Facility depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, our lender retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services’ proposed adjustment to our 2002 tax return which is described below. Our current loan agreements require us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments. These limitations may affect our liquidity and limit our ability to make capital expenditures. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreements. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreements or, in the event of non-compliance, that we will be able to obtain waivers or amendments from our lenders.

In October 2003, we received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of our remaining investment in ITI Holdings, Inc. (“ITI”). The Internal Revenue Service has audited our 2002 tax return and proposed an adjustment that would disallow this deduction. We believe that we have sufficient support for the deduction and intend to pursue our available remedies. On November 30, 2005, we filed a protest contesting the proposal adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer. At this point, it is unclear as to how this issue will ultimately be resolved. Although we have not recognized the income tax benefit related to this deduction and have previously recorded a liability for the amount of the refund, should we not prevail in this matter, we may be required to pay some or all of the previously received refund of $11.6 million, as well as interest related thereto. The timing of any repayment of the previously received refund could have a material adverse effect on our liquidity, require us to seek additional financing to fund the repayment, and result in a default under our loan agreements. There can be no assurance that we will be able to get access to the necessary funds on acceptable terms.

A significant change in operating cash flow, a failure to sustain profitability or an adverse outcome in our pending dispute with the Internal Revenue Service could have a material adverse effect on our liquidity and our ability to comply with the covenants in the loan agreements.

Our business and our clients’ businesses are subject to federal and state regulation and industry standards, including laws and industry standards regarding consumer privacy and information security.

Our business is subject to varying degrees of governmental regulation. In addition, several of the industries in which our clients operate are similarly regulated, particularly in the telecommunications, healthcare, and financial services industries. Finally, certain of our activities are subject to self-regulatory standards established by the industries in which our clients operate.

Federal and state laws governing consumer privacy, the collection and use of consumer data, the use and disclosure of customer proprietary network information, the sale of insurance products, mortgage banking activities and the operations of healthcare, pharmaceutical and gaming businesses, and industry standards regarding the security of credit card information, impose regulatory and licensing obligations on us. In addition, federal and state laws regulate telephone solicitations to consumers. Finally, our Part D Medicare enrollment and customer care programs are subject to the rules and regulations of the Center for Medicare Services. See Item 1 of this Annual Report on Form 10-K under the caption “Government Regulation and Industry Self-Regulation.”

There can be no assurance that we will not be subject to agency or state proceedings alleging violation of such laws. We also could be subject to a variety of enforcement or private actions due to our failure or the failure of our clients to comply with such regulations or industry standards. Additionally, any violation or alleged violation of consumer privacy laws or any failure or alleged failure to maintain the security of consumer information could be harmful to our reputation and negatively impact our business.

Future laws, regulations and industry standards may require us to modify our operations or service offerings in order to effectively meet our clients’ service requirements, and there can be no assurance that additional regulations would not limit our activities or significantly increase the costs of compliance.

There is increasing federal and state interest in further regulation of consumer privacy, information security and the regulation of the movement of service jobs off-shore, some aspects of which could impose additional regulatory pressure on our clients’ businesses and, less directly, on our business. Additional regulation in these areas could reduce the demand for our services.

Our success depends on key personnel.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees. There can be no assurance that we will be able to attract, motivate and retain the services of such officers and employees. The loss of key personnel could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our principal shareholder can exercise significant control over the Company.

Mr. Theodore G. Schwartz, our Chairman, and four trusts and a partnership established by Mr. Schwartz collectively own approximately 50% of our outstanding common shares. As a result, Mr. Schwartz is able to exercise significant control over the outcome of substantially all matters requiring action by our shareholders. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2006, our corporate headquarters was located in Deerfield, Illinois in leased facilities consisting of 23,460 square feet of office space rented under a lease that expires in August 2008. We also lease an additional 67,940 square feet at this location of which 20,480 square feet is subleased to a third party and the remaining space is currently unoccupied. Our data center is located within our 55,000 square foot facility in Cedar Rapids, Iowa. We owned this facility until October 10, 2006 at which time the property was sold in a sale-leaseback transaction that resulted in a net gain of $0.8 million. In accordance with SFAS No. 28 “Accounting for Sales with Leaseback”, the gain will be deferred and amortized over terms from six months to ten years based on the individual lease-back agreements.

We lease all of the other facilities used in our operations on what we believe are commercially reasonable terms. The leases for our facilities generally have terms ranging from one to ten years and typically contain renewal options. We believe that our existing facilities are suitable and adequate for our current operations, but additional facilities may be required to support our growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

As of December 31, 2006, we operated customer care centers and workstations in the following locations:

Number of
Customer Care Center Locations	Workstations

Tucson, Arizona	669
Davenport, Iowa	667
Cedar Rapids, Iowa	388
Utica, New York	379
Corpus Christi, Texas	798
Newport News, Virginia (client owned)	810
Green Bay, Wisconsin	669
LaCrosse, Wisconsin	350

Total US	4,730

Alabang, Muntilupa City, Philippines	1,306
Alabang, Muntilupa City, Philippines	410
Eastwood City, Quezon City, Philippines (temporary facility)	382

Total Philippines	2,098

Total all Customer Care Center Locations	6,828

Item 3.	Legal Proceedings.

We are subject to lawsuits, governmental investigations and claims arising out of the normal conduct of our business. We do not believe that the outcome of any pending claims will have a material adverse effect on our business, results of operations, liquidity or financial condition. Although we do not believe that any such proceeding will result in a material adverse effect, no assurance to that effect can be given.

See Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources — ITI Tax Matters” for a discussion of our dispute with the Internal Revenue Service.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Robert J. Keller	53	President and Chief Executive Officer
Joseph R. Doolan	43	Vice President and Controller
George H. Hepburn III	47	Senior Vice President and Chief Financial Officer
David J. LaBonte	57	Senior Vice President, Operations
James M. McClenahan	48	Senior Vice President, Sales and Marketing
Mark E. McDermott	46	Senior Vice President and Chief Information Officer
Pamela R. Schneider	47	Senior Vice President, General Counsel and Secretary
Karen R. Tulloch	50	Senior Vice President, Human Resources

Robert J. Keller joined us as President and Chief Executive Officer in March 2004. Mr. Keller is also a Director of the Company. From February 1998 until he joined us, Mr. Keller served in various capacities at Office Depot, Inc., most recently as President, Business Services Group. Mr. Keller is a Director of ACCO Brands Corporation.

Joseph R. Doolan joined us in January 2006 as Vice President and Controller. From April 2004 to January 2006, Mr. Doolan was employed by CNH Capital, where he held various positions, most recently Vice President, Controller. Prior to joining CNH Capital, Mr. Doolan was Controller at GE Healthcare Financial Services from 2002-2003. From 1995-2002, Mr. Doolan was employed by Heller Financial, Inc. where he held a variety of financial management positions.

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

James M. McClenahan joined us in May 2004 as Senior Vice President, Sales and Marketing. From September 2002 to May 2004, Mr. McClenahan was employed by Danka Office Imaging as President, Latin America Division. From July 1996 to May 2002, Mr. McClenahan was employed by Office Depot, Inc., where he held various positions, most recently Senior Vice President of Central Region Sales, Business Services Group.

Mark E. McDermott joined us in March 1996 and was promoted to Senior Vice President and Chief Information Officer in April 2004.

Pamela R. Schneider, Senior Vice President, General Counsel and Secretary, joined us in June 2005. From 1996 to 2005, Ms. Schneider was employed by Sears, Roebuck and Co. in a variety of legal positions, most recently as Vice President, Deputy General Counsel — Retail Merchandising & Marketing.

Karen R. Tulloch joined us as Senior Vice President, Human Resources in June 2005. From 1979 to 2005, Ms. Tulloch was employed by Sears, Roebuck and Co. in a variety of positions, most recently as Vice President, Talent Acquisition.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on The NASDAQ Stock Market, LLC under the symbol “APAC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common shares as reported on The NASDAQ Stock Market, LLC during such periods.

	High	Low

Fiscal Year 2006:
First Quarter	$2.50	$1.65
Second Quarter	$2.30	$1.42
Third Quarter	$2.96	$1.87
Fourth Quarter	$3.84	$2.28

	High	Low

Fiscal Year 2005:
First Quarter	$2.00	$1.13
Second Quarter	$1.31	$0.65
Third Quarter	$1.27	$0.69
Fourth Quarter	$1.91	$0.88

As of March 1, 2007, there were approximately 1,000 holders of record of our common shares. We did not pay any dividends on common shares in fiscal years 2006 or 2005, nor did we repurchase any common shares. We currently intend to retain future earnings to finance our growth and development and, therefore, do not anticipate paying any cash dividends or making purchases of any common shares in the foreseeable future. In addition, our loan agreements restrict the payment of cash dividends and the repurchase of common shares. See Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources — Bank Financing.” Payment of any future dividends or purchases of any common shares will depend upon the future earnings and capital requirements and other factors our Board of Directors considers appropriate. See Item 12 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information.”

The following graph sets forth a comparison of the cumulative total shareholder return on our common shares for the period beginning December 28, 2001, and ending December 29, 2006, as compared with the cumulative total return of the S&P 500 Index and a Peer Group Index. The Peer Group consists of: Convergys Corp., ICT Group, Inc., Sitel Corp., Starteck, Inc., Sykes Enterprises, Inc., and Teletech Holdings, Inc. The total shareholder return for each company in the Peer Group has been weighted according to the company’s stock market capitalization. This graph assumes an investment of $100 in each of our common shares, the S&P 500 Index and the Peer Group Index on December 28, 2001, including reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Among APAC Customer Services, Inc., The S&P 500 Index
and a Self-Determined Peer Group

	12/28/2001	12/27/2002	12/26/2003	12/31/2004	12/30/3005	12/29/2006
APAC Customer Services, Inc.	100.00	90.84	103.19	69.32	72.91	149.40
S&P 500 Stock Index	100.00	75.40	94.39	104.38	107.52	122.16
Self-Determined Peer Group	100.00	44.43	57.93	49.38	56.23	86.58

Item 6.	Selected Financial Data.

The following unaudited selected financial data should be read in conjunction with Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and the related notes appearing in Item 8 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended(1)
	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
	(Dollars in thousands, except share data, statistical data and notes)

Operating Data:
Net revenue	$224,297	$239,845	$273,239	$322,852	$371,198
Cost of services	197,095	217,124	239,783	263,153	295,874

Gross profit	27,202	22,721	33,456	59,699	75,324
Selling, general and administrative expenses(5)	32,065	34,369	39,712	48,633	50,283
Restructuring and other charges(2)	2,384	8,216	1,873	3,238	8,139
Asset impairment charges(3)	—	10,886	2,234	420	1,005

Total operating expenses	34,449	53,471	43,819	52,291	59,427

Operating (loss) income	(7,247)	(30,750)	(10,363)	7,408	15,897
Other income	(101)	(600)	(361)	(100)	(47)
Interest expense, net	2,013	1,408	620	1,131	6,532
Income tax provision (benefit)(4)	21,380	(9,160)	(4,123)	2,038	3,218

Net (loss) income	$(30,539)	$(22,398)	$(6,499)	$4,339	$6,194

Net (loss) income per share:
Basic	$(0.62)	$(0.45)	$(0.13)	$0.09	$0.13
Diluted	$(0.62)	$(0.45)	$(0.13)	$0.09	$0.13

Weighted average shares outstanding:
Basic	49,458	49,455	49,453	49,436	49,244
Diluted	49,458	49,455	49,453	49,461	49,415

Balance Sheet Data:
Cash and cash equivalents	$1,305	$960	$271	$11,428	$14,530
Working capital (deficit)	(16,679)	(7,685)	8,511	15,681	37,367
Capital expenditures	10,713	8,699	11,206	8,348	6,494
Total assets	92,054	110,353	119,533	134,593	149,394
Short-term debt	14,378	11,971	313	389	656
Long-term debt, less current maturities	4,400	—	—	313	28,872
Shareholders’ equity	23,306	51,874	74,163	80,730	76,427

See accompanying Notes to Selected Financial Data.

Notes to Selected Financial Data

(1)	We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks, except for fiscal year 2004 which ended on January 2, 2005. Fiscal year 2004 was 53 weeks. The effect of the additional week in fiscal year 2004 was to increase revenues and gross profit by $4.1 million and $87,000, respectively and to increase operating loss by $336,000.

The fiscal years presented are as follows:

Fiscal Year	Fiscal Year End

2002	December 29, 2002
2003	December 28, 2003
2004	January 2, 2005
2005	January 1, 2006
2006	December 31, 2006

(2)	We recorded restructuring charges in each of the fiscal years presented in the “Selected Financial Data” table noted above. For fiscal years 2006, 2005 and 2004, see Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. In fiscal year 2003, we recorded $3.4 million of restructuring charges, partially offset by the reversal of $0.1 million in prior year charges not utilized. The 2003 restructuring charges consisted of $2.8 million in severance costs related to the elimination of administrative and support positions and $0.6 million for the write-off of property and lease termination and other costs associated with the closure of five customer care centers. We recorded $8.4 million of restructuring charges in fiscal year 2002, partially offset by the reversal of $0.3 million in prior year charges not utilized. The 2002 restructuring charges consisted of $5.8 million for the write-off of property and lease termination and other costs associated with the closure of sixteen customer care centers and the transition of one customer care center under a facility management contract and $2.6 million in severance costs related to the elimination of administrative and support positions.

(3)	We recorded $10.9 million of asset impairment charges in fiscal year 2005, including a write-down of goodwill of $10.5 million. We recorded $2.2 million of asset impairment charges during fiscal year 2004 relating to the write-off of unutilized software and telecommunications equipment. Fiscal year 2003 asset impairment charges of $0.4 million related to the write-off of certain software licenses and computer hardware. Asset impairment charges in fiscal year 2002 of $1.0 million related to the write-off of certain non-performing IT hardware and software costs and certain telecommunications equipment.

(4)	We provided a valuation allowance of $25.2 million against deferred tax assets as of December 31, 2006. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.

(5)	Effective January 2, 2006, we adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS No. 123(R)). See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. Total stock-based compensation expense included in selling, general and administrative expenses was $1.5 million for the fiscal year ended December 31, 2006. The recognized tax benefit was $0.6 million for the fiscal year ended December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes which appear in Item 8 of this Annual Report on Form 10-K. Our management’s discussion and analysis contains certain “forward-looking statements.” All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events and are subject to known and unknown risks and uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. For an explanation of certain factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by our forward-looking statements see Item 1A of this Annual Report on Form 10-K.

Overview

Background

The Company is a leading provider of customer care services and solutions to market leaders in the healthcare, communications, business services, financial services, publishing, and travel and entertainment industries. We operate eight customer care centers in the United States, one of which is a client-owned facility and three off-shore customer care centers in the Philippines. One of our off-shore centers is a temporary facility pending completion of our third center in Cubao, Quezon City. As of December 31, 2006, the domestic operations consisted of approximately 4,700 workstations and the off-shore operations consisted of approximately 2,100 workstations.

From 1995 through 2000, we experienced rapid growth, followed by a decline in business from 2000 through 2005. In early 2004, we began to take steps to turn around our business. At that time, we made a strategic decision to focus on competing more successfully in the customer care segment of our industry and reduce our reliance on revenues from outbound customer acquisition programs. To compete successfully in the customer care segment, we needed to change our business model and demonstrate to our clients and prospective clients that not only could we serve their customers more cost effectively than they could internally, but that we could serve them with a higher level of quality. To successfully position ourselves to deliver on this new strategic direction we made significant investments in our technology infrastructure and core business applications to provide enterprise standardization; realigned and invested in our sales and account management teams; and developed a rigorous implementation process to ensure successful launches of new client applications.

2005 Strategic Realignment

Having stabilized the business and solidified key customer relationships, in July 2005, we announced our strategic realignment to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a limited number of key industries, improve near-term financial performance and position ourselves for long-term growth and profitability. In 2005, we exited virtually all of our outbound customer acquisition business resulting in a reduction in annual revenues of approximately $38.8 million and restructured operations by closing twelve domestic customer care centers (including space located in our corporate offices in Deerfield, Illinois) focused primarily on outbound customer acquisition services. During the second half of 2005, we began preparing for the launch of the initial enrollment period for our Medicare Part D business which occurred in November, 2005. As a result, we continued to operate three of our outbound customer care centers primarily to service this new inbound opportunity.

The restructuring and other charges that were taken in connection with the July 2005 strategic realignment totaled $7.7 million. In addition, as a result of the July 2005 restructuring, we performed an interim impairment test of goodwill in the third quarter of fiscal year 2005 and recorded a $10.5 million asset impairment charge. See Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.

We reported a $22.4 million loss for fiscal year 2005 which included the previously mentioned restructuring and other charges and asset impairment charges.

2006 Operating Results

As we entered 2006, we remained committed to providing quality services, optimizing our operations, improving cash flow and returning our business to profitability. To that end, during 2006, we accelerated the growth of our higher margin off-shore business and continued to optimize our domestic capacity.

We opened our second customer care center in the Philippines in April, 2006 and invested heavily in the construction and build-out of our third Philippine facility, that we expect to open in the late first or early second quarter of 2007. In addition, in order to meet client demand, during the third quarter of 2006, we leased temporary space in the Philippines and further expanded the amount of our temporary space in the 2006 fourth quarter. Capital expenditures associated with these activities totaled $5.9 million. As a result of this expansion, off-shore revenue from continuing clients grew from $5.3 million in the first quarter of 2006 to $9.4 million in the fourth quarter.

In the third quarter of 2006, we completed our strategic realignment closing an additional four customer care centers as we ramped down the initial Medicare Part D enrollment period (which ended in May 2006) and exited our relationship with T-Mobile. During 2006, we recorded $2.4 million in additional restructuring charges which included additional charges of $0.9 million related to the 2005 restructuring as a result of delays in subletting space in our corporate office in Deerfield, Illinois. See Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The financial results of our strategic repositioning were evident in our 2006 fourth quarter and fiscal year end results:

•	Excluding revenue from the exited outbound customer acquisition business from fiscal year 2006 and 2005, revenue increased $22.3 million or 11.1% to $223.4 million in fiscal year 2006;

•	Ongoing off-shore revenue grew 157% from $10.9 million in fiscal year 2005 to $28.2 million in fiscal year 2006;

•	Operating income for the 2006 fourth quarter was $1.5 million compared to a $4.5 million operating loss in the comparable prior year quarter; and

•	Income before taxes was $954,000 for the 2006 fourth quarter compared to a $4.9 million loss in the prior year.

In 2006, we also recorded a valuation allowance of $25.2 million against the carrying value of our deferred tax assets. The valuation allowance was necessitated due to cumulative historic losses generated by us over the preceding 12 quarters, primarily as the result of losses incurred in connection with the exited outbound customer acquisition business. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Financial Outlook

As we move into 2007, we believe we are well positioned to realize the long-term potential of our business. Our high level growth strategy is to continue to aggressively grow our higher margin off-shore business while continuing to optimize the contribution of our domestic capacity. This will require continued investment in our Philippine infrastructure. We expect to complete construction of our third facility in the Philippines and begin operations late in the first or early in the second quarter of 2007. At that time, we will begin transitioning our operations at our temporary site and expect to build-out the 2,000 seat capacity of this facility over the balance of 2007. As we continue to pursue this strategy, we expect to continue to improve our financial performance.

Results of Operations

The following table sets forth selected information about our results of operations for fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 (fiscal years 2006, 2005, and 2004, respectively). Certain additional components of net revenue and cost of services have been included as we believe they would enhance an understanding of our results of operations.

	For the Fiscal Year Ended
	December 31,	January 1,	January 2,	2006 vs 2005	2005 vs 2004
	2006	2006	2005(1)	Fav (Unfav)	Fav (Unfav)
	(Dollars in thousands, except statistical data and notes)

Net Revenue:
On-going
Domestic	$195,209	$190,054	$195,208	2.7%	(2.6)%
Off-shore	28,159	10,967	2,199	156.8	*
Exited outbound business	929	38,824	75,832	(97.6)	(48.8)

Total net revenue	224,297	239,845	273,239	(6.5)	(12.2)

Cost of Services:
Direct labor	129,839	137,695	155,871	5.7	11.7
Other facility expenses	67,256	79,429	83,912	15.3	5.3

Total cost of services	197,095	217,124	239,783	9.2	9.4

Percentage of revenue	87.9%	90.5%	87.8%	*	*

Gross profit	27,202	22,721	33,456	19.7	(32.1)
Gross profit margin	12.1%	9.5%	12.2%	*	*
Operating Expenses:
Selling, general & administrative expenses	32,065	34,369	39,712	6.7	13.5
Restructuring and other charges	2,384	8,216	1,873	71.0	*
Asset impairment charges	—	10,886	2,234	100.0	*

Total operating expenses	34,449	53,471	43,819	35.6	(22.0)

Operating loss	(7,247)	(30,750)	(10,363)	76.4	(196.7)
Other income	(101)	(600)	(361)	(83.2)	66.2
Interest expense, net	2,013	1,408	620	(43.0)	*

Loss before income taxes	(9,159)	(31,558)	(10,622)	71.0	(197.1)
Provision (benefit) for income taxes	21,380	(9,160)	(4,123)	*	122.2

Net loss	$(30,539)	$(22,398)	$(6,499)	(36.3)%	(244.6)%

(1)	We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks, except for fiscal year 2004 which ended on January 2, 2005. Fiscal year 2004 was 53 weeks. The effect of the additional week in fiscal year 2004 was to increase revenues and gross profit by $4.1 million and $87,000, respectively, and increase operating loss by $336,000.

*	Means that the percentage change is not meaningful.

Non-GAAP Financial Measures

To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use the following measures defined as non-GAAP financial measures: EBITDA, adjusted EBITDA and free cash flow. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP.

We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses that may not be indicative of our core business operating results. We believe management, investors and lenders benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures also facilitate internal comparisons to our historic performance and liquidity. We believe that these non-GAAP financial measures are useful to investors and analysts in allowing for greater transparency with respect to supplemental information used by us in our financial and operational decision making.

We expect to use consistent methods for computation of non-GAAP financial measures. Our calculations of non-GAAP financial measures may not be consistent with calculations of similar measures used by other companies. The accompanying notes have more details on the GAAP financial measures that are most directly comparable to our non-GAAP financial measures and the related reconciliations between these financial measures.

	For the Fiscal Year Ended
	December 31,	January 1,	January 2,	2006 vs 2005	2005 vs 2004
	2006	2006	2005(1)	Fav (Unfav)	Fav (Unfav)
	(Dollars in thousands, except statistical data and notes)

EBITDA(2)	$5,320	$(18,032)	$1,053	129.5%	* %
Adjusted EBITDA(2)	7,704	1,070	5,160	620.0	(79.3)
Free cash flow(3)	(5,393)	(26,731)	(10,153)	79.8	(163.3)

Statistical Information:
Number of customer care centers
Domestic	8	12	23	(4)	(11)
Off-shore	3	1	1	2	—

Total	11	13	24	(2)	(11)

Number of workstations
Domestic	4,730	5,313	6,286	(583)	(973)
Off-shore	2,098	1,240	600	858	640

Total	6,828	6,553	6,886	275	(333)

Net weighted average revenue per workstation
Domestic	$38,616	$37,564	$41,723	$1,052	$(4,159)
Off-shore	19,624	15,102	7,089	4,522	8,013
Total	34,298	35,172	40,144	(874)	(4,972)

See accompanying Notes to Non-GAAP Financial Measures.

*	Means that the percentage change is not meaningful.

Notes to Non-GAAP Financial Measures

(1)	We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks, except for fiscal year 2004 which ended on January 2, 2005. Fiscal year 2004 was 53 weeks. The effect of the additional week in fiscal year 2004 was to increase revenues and gross profit by $4.1 million and $87,000 respectively, and increase operating loss by $336,000.

(2)	We define EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation and amortization, and interest expense. We define adjusted EBITDA as EBITDA adjusted for restructuring and other charges and asset impairment charges. We use EBITDA and adjusted EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance, including measuring management incentive plans. In addition, we use adjusted EBITDA to evaluate the performance of our current business model against historic performance without the impact of the restructuring and other charges and asset impairment charges resulting from our July 2005 strategic alignment. We believe that EBITDA and adjusted EBITDA are of interest to our investors and analysts to be able to evaluate our financial results using the same measures we use.

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

EBITDA and adjusted EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	For the Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(Dollars in thousands)

Net loss	$(30,539)	$(22,398)	$(6,499)

Provision (benefit) for income taxes	21,380	(9,160)	(4,123)
Interest expense	2,013	1,408	620
Depreciation and amortization	12,466	12,118	11,055

EBITDA	$5,320	$(18,032)	$1,053

Restructuring and other charges	2,384	8,216	1,873
Asset impairment charges	—	10,886	2,234

Adjusted EBITDA	$7,704	$1,070	$5,160

(3)	We define free cash flow as EBITDA less capital expenditures. We use free cash flow, in addition to net cash provided by (used in) operating activities, to assess our liquidity and performance. We believe that free cash flow is of interest to our investors and analysts in relation to our debt covenants as capital expenditures are a significant use of our cash and our future performance will depend on our ability to continue to fund our growth.

	For the Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(Dollars in thousands)

EBITDA	$5,320	$(18,032)	$1,053
Capital expenditures	(13,963)	(8,699)	(11,206)
Leasehold improvements funded by landlord	3,250	—	—

Free cash flow	$(5,393)	$(26,731)	$(10,153)

Free cash flow does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for cash flow from operating activities as measured in accordance with GAAP.

Free cash flow can be reconciled to net cash provided by (used in) operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	For the Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$2,268	$(2,405)	$490

Purchase of property and equipment, net	(10,713)	(8,699)	(11,206)
Income tax provision (benefit)	21,380	(9,160)	(4,123)
Interest expense	2,013	1,408	620
Changes in operating assets and liabilities	2,700	(5,431)	2,981
Asset impairment charges	—	(10,886)	(2,234)
Gain on sale of property and equipment	18	339	—
Increase (decrease) in deferred income taxes	(21,380)	9,007	3,394
Stock compensation expense	(1,478)	—	—
Non-cash restructuring charges	(201)	(904)	(75)

Free cash flow	$(5,393)	$(26,731)	$(10,153)

Fiscal Year 2006 Results of Operations Compared to Fiscal Year 2005 Results of Operations

Net revenue decreased 6.5% to $224.3 million in fiscal year 2006 from $239.8 million in fiscal year 2005, a decrease of $15.5 million. Excluding revenue from the exited outbound customer acquisition business from 2005 and 2006 results, revenue increased $22.3 million or 11.1% in fiscal year 2006. This increase is largely due to growth in off-shore revenue from continuing clients of 157% driven primarily by our healthcare vertical. Domestic revenue from continuing clients increased slightly from fiscal year 2005 as the incremental revenue from our Medicare Part D business more than offset the reduction in revenue resulting from the termination of our relationship with T-Mobile. During fiscal year 2005, T-Mobile accounted for over 10% of our revenue.

Cost of services decreased 9.2% to $197.1 million in fiscal year 2006 from $217.1 million in fiscal year 2005. This decrease is due to a reduction in direct labor costs and lower operating expenses resulting primarily from lower volume and the impact of lower off-shore labor rates and reduced domestic operating expenses. As a result, cost of services as a percentage of revenue also decreased from 90.5% in fiscal year 2005 to 87.9% in fiscal year 2006.

Gross profit increased $4.5 million, or 19.7%, to $27.2 million in fiscal year 2006 from $22.7 million in fiscal year 2005. This increase is due to increased contribution from our higher margin off-shore operations and lower domestic call center overhead. These factors also drove an increase in gross profit margin to 12.1% in fiscal year 2006 from 9.5% in fiscal year 2005.

Selling, general and administrative expenses decreased $2.3 million or 6.7% to $32.1 million in fiscal year 2006 from $34.4 million in fiscal year 2005. The decrease resulted primarily from a reduction in compensation and benefits expenses due to headcount reductions and lower facility expenses at our corporate office space in Deerfield, Illinois both resulting from our July 2005 restructuring. These reductions were partially offset by an increase in compensation expense related to our adoption of SFAS No. 123(R) and employee bonus and incentive accruals.

We recorded $2.4 million of restructuring and other charges in fiscal year 2006. During the year we closed four customer care centers with approximately 960 workstations as we ramped down the initial Medicare Part D enrollment period and exited our relationship with T-Mobile. The assets from one of these centers were sold to a third party. Restructuring and other charges associated with these closures were $1.8 million comprised of lease termination and other costs of $0.8 million, the write down of property and equipment of $0.5 million net of reductions from the sale of related assets, and severance costs of $0.5 million related to the elimination of 119 administrative and support positions. We also recorded additional charges of $0.9 million related to the July 2005 restructuring as a result of delays in subletting space in our corporate office in Deerfield, Illinois. These charges were partially offset by a reversal of $0.3 million of prior year charges not utilized. Cash payments totaling $1.5 million have been made through December 31, 2006 and the remaining cash charges, primarily related to lease termination costs are payable through 2008.

We recorded restructuring and other charges of $8.2 million in fiscal year 2005 which included $7.7 million of restructuring charges and $0.5 million of other charges. Restructuring reserves of $0.7 million providing for the write off of property and leasehold improvements from the July 2005 restructuring plan outstanding as of January 1, 2006 have been reclassified as a reduction of property and equipment. In fiscal year 2005, we also recorded $10.9 million of asset impairment charges, $10.5 million of which represents a non-cash charge associated with the write-down of goodwill. See Item 7 of this Annual Report on Form 10-K under the caption “Fiscal Year 2005 Results of Operations Compared to Fiscal Year 2004 Results of Operations” for more information.

Operating loss was $7.2 million in fiscal year 2006 compared to an operating loss of $30.8 million in fiscal year 2005. Included in the fiscal year 2006 and fiscal year 2005 results were restructuring and other charges and asset impairment charges totaling $2.4 million and $19.1 million, respectively. Adjusting for these charges which resulted from the July 2005 strategic realignment in both years, operating loss improved $6.9 million to $4.8 million in fiscal 2006 from $11.7 million in fiscal 2005, primarily due to the $4.5 million improvement in gross profit and a decrease in selling, general and administrative expenses of $2.3 million discussed above.

EBITDA improved $23.3 million from a negative $18.0 million in fiscal year 2005 to a positive $5.3 million in fiscal year 2006. Adjusting for the restructuring and other charges and asset impairment charges resulting from the July 2005 restructuring in both years, adjusted EBITDA improved $6.6 million to $7.7 million in fiscal year 2006 from $1.1 million in fiscal year 2005 as a result of improved gross profits and lower selling, general and administrative expenses. More information about these Non-GAAP financial measures, including definitions of EBITDA and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found in Item 7 of this Annual Report on Form 10-K under the caption “Non-GAAP Financial Measures.”

Net interest expense increased to $2.0 million in fiscal year 2006 from $1.4 million in fiscal year 2005 due to an increase in borrowings under our revolving credit facility related to capital expenditures for the build-out and relocation of our customer care center in Green Bay, Wisconsin, costs associated with our second and third customer care centers in the Philippines, and an increase in days sales outstanding due to the timing of collection of accounts receivable.

In 2006, we recorded a valuation allowance of $25.2 million against the carrying value of our deferred tax assets. The valuation allowance was necessitated due to cumulative historic losses generated by us over the preceding 12 quarters, primarily as the result of losses incurred in connection with the exited outbound customer acquisition business. Forecasted taxable income based solely on contracts in place at December 31, 2006 and our existing cost structure does not exceed the amount necessary to fully realize the net deferred tax asset within three years or less. Due to the uncertainty in our ability to realize forecasted earnings, the valuation allowance has been established as of December 31, 2006. In the future, it may be necessary for us to adjust the valuation allowance based upon actual results achieved. The effective income tax rate in fiscal year 2006 is not meaningful compared to 29.0% for fiscal year 2005 due to the valuation allowance recorded.

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

Gross profit decreased $10.8 million to $22.7 million in fiscal year 2005 from $33.5 million in fiscal year 2004 due primarily to the reduction in volume. As a percent of revenue, gross profit margin decreased to 9.5% in fiscal year 2005 from 12.2% in fiscal year 2004 driven by significant underutilized capacity and excess overhead expenses.

Selling, general and administrative expenses decreased 13.5% to $34.4 million in fiscal year 2005 from $39.7 million in fiscal year 2004. The decrease resulted primarily from a reduction of administrative and support positions as a result of the July 2005 restructuring.

We recorded restructuring and other charges of $8.2 million in fiscal year 2005 which included $7.7 million of restructuring charges and $0.5 million of other charges. Components of the 2005 restructuring charges included: the write-off of property and lease termination and other costs associated with the reduction of our corporate office space in Deerfield, Illinois ($4.9 million) and the closure of seven additional customer care centers ($0.5 million); and severance costs related to the elimination of administrative and support positions ($2.3 million). Cash payments totaling $4.8 million relating to the July 2005 restructuring have been paid through December 31, 2006. The remaining $1.7 million of cash charges, primarily related to lease termination costs, are payable in fiscal years 2007 and 2008.

Restructuring charges totaled $2.0 million in fiscal year 2004, partially offset by the reversal of $0.2 million of prior year charges not utilized. Components of the 2004 restructuring charges included: severance costs related to the elimination of administrative and support positions ($1.5 million); and the write-off of property and lease termination and other costs associated with the closure of eight customer care centers ($0.5 million). Cash payments totaling $1.8 million relating to the fiscal year 2004 restructuring have been paid through December 31, 2006 and no remaining payments are outstanding.

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

EBITDA declined from $1.1 million in fiscal year 2004 to a negative $18.0 million in fiscal year 2005 due to the $10.8 million decline in gross profit and higher operating expenses driven by increases of $8.7 million and $6.3 million in asset impairment charges and restructuring and other charges, respectively. The increase in asset impairment charges and restructuring and other charges was due primarily to the charges associated with the July 2005 restructuring and the $10.5 million write-down of goodwill. Fiscal year 2005 asset impairment charges were $10.9 million compared to $2.2 million in fiscal year 2004 and fiscal year 2005 restructuring and other charges were $8.2 million compared to $1.9 million in the prior fiscal year. Adjusting for restructuring and other charges and asset impairment charges, adjusted EBITDA declined $4.1 million to $1.1 million in fiscal year 2005 from $5.2 million in fiscal year 2004. More information about these non-GAAP financial measures, including definitions of EBITDA and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found in Item 7 of this Annual Report on Form 10-K under the caption “Non-GAAP Financial Measures” and the accompanying notes.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of the financial statements and often require significant and complex judgments by us, employing the use of estimates and judgments on matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates and judgments in these areas based on historic experience and other relevant factors. The estimates as of the date of the financial statements reflect our best judgment giving consideration to all currently available facts and circumstances. We believe our estimates and judgments are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. We have used methodologies that are consistent from year to year in all material respects, except where we have adopted FASB Statement No.  123(R) “Share-Based Payment” (SFAS No. 123(R)) effective January 2, 2006, as described in Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We have identified the following accounting policies and estimates that we believe are most critical in the preparation of our Consolidated Financial Statements: revenue recognition, cost of services, accounting for long-lived assets, goodwill and other intangible assets, restructuring charges, allowance for doubtful accounts, accounting for employee benefits, accounting for stock-based compensation and income taxes. Any deviation from these policies or estimates could have a material impact on our consolidated financial statements.

Revenue recognition

We provide customer care services according to each client’s contract. We evaluate each contract to determine the appropriate treatment for revenue recognition in accordance with Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, SAB No. 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenues only when there is evidence of an arrangement, services have been provided, the price is fixed and determinable, and collection is considered probable. Client contracts generally require that we bill for our services based on time spent by customer service representatives or on a per call or per transaction basis.

Delivery of services to our clients generally entails an initial implementation effort during which costs are incurred in connection with information and telephony systems implementation, establishment of operating processes and hiring and training of employees. Certain of our client contracts provide for payment of fees in connection with some of these activities. The initial implementation effort is not considered a separate element as defined by EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Rather, these implementation activities, together with the ongoing service delivery, constitute a single unit of accounting for which revenue is recognized using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis, as appropriate. Revenue recognized is limited to the amount which we are contractually entitled to collect from our clients.

Certain client contracts do not provide for separate payment of fees for implementation activities; rather such fees are implicitly included within the rates associated with the ongoing service delivery. For these arrangements, no revenue is recognized related to the implementation activities and specific direct and incremental costs associated with the implementation activities are deferred and amortized over the period the related ongoing services revenue is recognized.

In many cases, we are subject to varying client quality, service level, and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may provide bonus opportunities, or conversely, may subject us to penalties, which are recognized as earned or incurred.

Cost of services

We generally recognize costs associated with our customer care services as they are incurred in accordance with Statement of Financial Accounting Concepts, (SFAC) No. 5 “Recognition and Measurement in Financial Statements of a Business Enterprise.” Cost of services include direct labor, telephone and other facility expenses directly related to providing customer care services to our clients.

Delivery of services to our clients generally entails an initial implementation effort during which costs are incurred in connection with information and telephony systems implementation, establishment of operating processes and hiring and training of employees. Certain of our client contracts provide for payment of fees in connection with some of these activities and, in such instances, related costs are expensed as incurred. Certain client contracts do not provide for separate payment of fees for implementation activities. For these arrangements specific direct and incremental costs associated with the implementation activities are deferred and amortized over the period the related ongoing services revenue is recognized.

Accounting for long-lived assets

Long-lived assets consist primarily of property and equipment. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections we make, including estimated useful lives and salvage values. In accordance with Statement of Financial Accounting Standards, (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

Any decision to reduce capacity by closing customer care centers or to abandon assets may result in a write-off of the net book value of the affected assets. In this circumstance, the impairment charge is determined based upon the amount by which the net book value of the assets exceeds their fair market value. In making these determinations, we utilize certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in our operations and estimated salvage values. The remaining useful life of the impaired assets will be reassessed and revised if necessary.

Goodwill and other intangible assets

We are required to test all intangible assets for impairment under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators are present, we will perform our evaluation for impairment at that time. Under SFAS No. 144 the evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

Intangible assets with definite lives, such as customer relationship intangible assets, are amortized over their estimated useful lives under the provisions of SFAS No. 142. We evaluate the remaining useful life of our customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period.

Restructuring charges

Under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” we record a liability for costs associated with an exit or disposal activity when a liability is incurred. A restructuring charge may be recognized for certain employee termination benefits and other costs when we exit an activity. The amount of a restructuring charge is based on our estimate of severance and other costs to be paid to terminated employees and costs associated with the termination of lease obligations, net of estimated sublease rental income.

Allowance for doubtful accounts

We record an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for certain identified receivables and an additional allowance for estimated losses on all other receivables based on their age and collection history. We charge off uncollectible accounts when we have exhausted all possible collection efforts.

Accounting for employee benefits

We record an accrued liability for group health and workers’ compensation claims based on an estimate of claims incurred, but not reported, as well as asserted claims at the end of a period. This estimate is derived from an analysis performed by actuaries we hire who have expertise in this area. Changes in the employee mix and unforeseen events could result in an adjustment to the estimates provided by the actuaries.

Accounting for stock-based compensation

Effective January 2, 2006, we adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS No. 123(R)). Prior to fiscal year 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for our stock compensation plans according to Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. We adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method, and therefore, we have not restated our prior period financial statements.

Under the modified prospective transition method, compensation expense is recognized for all share-based payment awards granted prior to, but not yet vested as of January 2, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In addition, stock-based compensation expense for all share-based payment awards newly awarded after January 2, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees’ service periods in selling, general and administrative expenses in the consolidated statements of operations in accordance with the classification of the related employees’ compensation and benefits.

Income taxes

We account for income taxes using the asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized in the near term. We record a reserve for tax contingencies unless we believe it is probable that the deductions giving rise to these contingencies will be sustained if challenged by taxing authorities.

Liquidity and Capital Resources

The following table sets forth our consolidated statements of cash flow data for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

	For the Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$2,268	$(2,405)	$490
Net cash used in investing activities	(8,737)	(7,628)	(11,206)
Net cash provided by (used in) financing activities	6,956	10,836	(441)
Effect of exchange rates on cash	(142)	(114)	—

Net change in cash	$345	$689	$(11,157)

Operating Activities

Net cash provided by operating activities increased by $4.7 million to $2.3 million in fiscal year 2006 compared to a use of cash of $2.4 million in fiscal year 2005, primarily as a result of improved operating performance driven by reductions in domestic call center overhead, lower compensation and benefits expenses and lower domestic facility costs all resulting from our July 2005 restructuring.

Net cash provided by operating activities decreased by $2.9 million in fiscal year 2005 compared to fiscal year 2004, primarily as a result of an operating loss in fiscal year 2005 of $30.8 million compared to an operating loss of $10.4 million in fiscal year 2004. The $20.4 million increase in operating loss in fiscal year 2005 was primarily due to a decline in gross profit margin of $10.8 million and increases in asset impairment and restructuring charges of $8.7 million and $6.3 million, respectively, partially offset by a decrease in selling, general and administrative expenses of $5.3 million.

Investing Activities

Net cash used in investing activities increased by $1.1 million in fiscal year 2006 as compared to fiscal year 2005. Cash used in investing activities in fiscal year 2006 consisted primarily of costs related to the build-out and relocation of our customer care center in Green Bay, Wisconsin and costs for our second and third customer care centers in the Philippines, partially offset by approximately $2.0 million in proceeds from the sale-leaseback of our Cedar Rapids, Iowa facility.

Net cash used in investing activities was $7.6 million in fiscal year 2005, primarily relating to expenditures for the build out of additional seats in our first customer care center in the Philippines offset by approximately $1.1 million in proceeds from the sale of the assets of certain customer care centers. Net cash used in investing activities of $11.2 million in fiscal year 2004 was also primarily due to expenditures related to the initial build out of seats in the Philippines and costs to develop eWFMtm and eWitnesstm.

Financing Activities

Net cash provided by financing activities was $7.0 million in fiscal year 2006, down from $10.8 million in fiscal year 2005, as a result of a net $1.8 million increase in borrowings under our revolving loan facility plus increased borrowings on long-term debt, to fund purchases of property and equipment.

Net cash provided by financing activities increased in fiscal year 2005 primarily due to borrowings under our revolving loan facility, partially offset by capital lease payments. Cash used in financing activities in fiscal year 2004 primarily related to capital lease payments.

Free Cash Flow

Free cash flow improved by $21.3 million to a negative $5.4 million fiscal year 2006 compared to a negative $26.7 million in fiscal year 2005. This improvement is primarily due to reductions in asset impairment and restructuring and other charges which totaled $2.4 million in fiscal year 2006 compared to $19.1 million in fiscal year 2005. Free cash flow declined $16.5 million in fiscal year 2005 to a negative $26.7 million from a negative $10.2 million in fiscal year 2004. This decline is due to a $19.1 million reduction in EBITDA, partially offset by a $2.5 million reduction in capital expenditures. More information concerning this non-GAAP financial measure, including the definition of free cash flow and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found in Item 7 of this Annual Report on Form 10-K under the caption “Non-GAAP Financial Measures” and the accompanying notes.

Bank Financing

As of January 3, 2005, we had a revolving credit facility (the “Original Credit Agreement”) which was scheduled to expire in December 2005. The Original Credit Agreement provided $50.0 million of total credit availability and actual availability varied monthly based on the level of eligible receivables at the end of the preceding month. As of January 3, 2005, there were no outstanding borrowings under the Original Credit Agreement and approximately $3.2 million was utilized through the issuance of standby letters of credit primarily to support insurance reserves. Total available borrowing capacity at January 3, 2005 was $25.2 million.

On June 2, 2005, we entered into a Loan and Security Agreement (the “LaSalle Credit Agreement”) with LaSalle Bank National Association, as agent (“LaSalle”) which replaced the Original Credit Agreement. The terms of the LaSalle Credit Agreement provided for up to a $40.0 million revolving credit facility that would have expired in June 2008. The outstanding revolving loan commitment under the LaSalle Credit Agreement was $25.0 million based on our anticipated cash requirements. Borrowing availability was based on accounts receivable and was subject to certain restrictions and limitations set forth in the LaSalle Credit Agreement. In addition, from and after October 31, 2005, LaSalle retained certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services’ proposed adjustment to our 2002 tax return which is described below under “ITI Tax Matter.”

From June 2, 2005 through January 31, 2007, the outstanding revolving loan commitment ranged from $25.0 million to $30.0 million and, from December 5, 2006 through January 31, 2007, an additional $5.0 million in term debt was outstanding under the LaSalle Credit Agreement. Beginning in July 2007, we would have been obligated to begin making mandatory monthly principal payments of $250,000 on the $5.0 million in term debt. The LaSalle Credit Agreement was amended numerous times throughout 2006. These amendments generally related to changes in certain financial covenants and related defined terms and increases in borrowing availability. For more information, see Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Borrowings under the LaSalle Credit Agreement, as subsequently amended, incurred a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the LaSalle Credit Agreement. The loans provided under the LaSalle Credit Agreement were secured principally by a grant of a security interest in all our personal property and fixtures. In addition, we paid a commitment fee on the unused portion of the revolving loan commitment as well as fees on outstanding letters of credit.

Restrictive covenants in the LaSalle Credit Agreement, as subsequently amended, limited our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.

Borrowings under the LaSalle Credit Agreement, as subsequently amended, totaled $18.8 million as of December 31, 2006. We had approximately $11.3 million in unused borrowing capacity as of December 31, 2006. We were in compliance with our financial covenants as of December 31, 2006.

On January 31, 2007, we entered into: (i) a Second Amended and Restated Loan and Security Agreement with LaSalle (the “Second Restated LaSalle Credit Agreement”); and (ii) a Second Lien Loan and Security Agreement with LaSalle (the “Second Lien Loan Agreement”.) The Second Restated LaSalle Credit Agreement provides for a $27.5 million revolving loan facility (the “Revolving Loan Facility”) which expires in October 2010 and the Second Lien Loan Agreement provides for a $15 million term loan which matures in January 2011 (the “Term Loan”). The proceeds of the Term Loan were used to repay our indebtedness to LaSalle under the LaSalle Credit Agreement.

Our ability to borrow under the Revolving Loan Facility depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services’ proposed adjustment to our 2002 tax return described in Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Borrowings under the Revolving Loan Facility incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Second Restated LaSalle Credit Agreement. The Revolving Loan Facility is secured principally by a grant of a first priority security interest in all of our personal property and fixtures, including its accounts receivable. In addition, we pay a commitment fee on the unused portion of the Revolving Loan Facility as well as fees on outstanding letters of credit.

The Term Loan incurs interest at a floating interest rate based on the LIBOR index rate. The interest rate on the Term Loan is higher than the interest rate paid on borrowings under the Revolving Loan Facility. Beginning in July 2007, we are obligated to make mandatory monthly principal payments on the Term Loan of $200,000. The Term Loan is secured principally by a grant of a second priority security interest in all of our personal property and fixtures, including accounts receivable.

The Second Restated LaSalle Credit Agreement and Second Lien Loan Agreement contain certain financial covenants including limits on the amount of cash restructuring charges, and maintenance of maximum fixed charge coverage ratios, minimum earnings before interest, taxes, depreciation and amortization, and maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. Other covenants in the Second Restated LaSalle Credit Agreement and Second Lien Loan Agreement restrict the amount we can spend on capital expenditures, prohibit (with limited exceptions) us from incurring additional indebtedness, repurchasing outstanding common shares, creating liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments.

On February 5, 2007, LaSalle assigned all of its rights and obligations as the agent and lender under the Second Lien Loan Agreement to an unaffiliated third party.

ITI Tax Matter

In October 2003, we received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of our remaining investment in ITI. The Internal Revenue Service has audited our 2002 tax return and proposed an adjustment that would disallow this deduction. We believe that we have sufficient support for the deduction and intend to pursue our available remedies. On November 30, 2005, we filed a protest contesting the proposed adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer. At this point, it is unclear as to how this issue will ultimately be resolved. Although we have not recognized the income tax benefit related to this deduction and have previously recorded a liability for the amount of the refund, should we not prevail in this matter, we may be required to pay some or all of the previously received refund of $11.6 million, as well as interest related thereto. The timing of any repayment of the previously received refund could have a material adverse effect on our liquidity, require us to seek additional financing to fund the repayment, and result in a default under the Second Restated LaSalle Credit Agreement and the Second Lien Loan Agreement.

Future Liquidity

We expect that our cash balances, cash flows from operations and available borrowings under the Second Restated LaSalle Credit Agreement and the Second Lien Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. Our cash flow is significantly impacted by our ability to collect our clients’ accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations. A significant change in operating cash flow, a failure to sustain profitability or an adverse outcome in our pending dispute with the Internal Revenue Service could have a material adverse effect on our liquidity and our ability to comply with the covenants in the Second Restated LaSalle Credit Agreement and the Second Lien Loan Agreement. See Item 1A of this Annual Report on Form 10-K under the caption “Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants.”

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements other than operating leases.

Contractual Obligations and Commitments

We have the following contractual obligations and commercial commitments:

	Payment Due by Period
	Less than
	1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)

Contractual Obligations:
Operating leases	$8,541	$10,361	$5,321	$8,909	$33,132
Other Commercial Commitments:
Long-term debt, including interest	1,180	3,190	2,220	—	6,590
Telecommunications commitments	4,527	7,429	—	—	11,956
Letters of Credit	3,959	—	—	—	3,959

Total other commercial commitments	$9,666	$10,619	$2,220	$—	$22,505

New Accounting Pronouncements

Effective January 2, 2006, we adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS No. 123(R)). Prior to fiscal year 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we accounted for our stock compensation plans according to Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. We adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method, and therefore, we have not restated our prior period financial statements.

Under the modified prospective transition method, compensation expense is recognized for all share-based payment awards granted prior to, but not yet vested as of January 2, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In addition, stock-based compensation expense for all share-based payment awards newly awarded after January 2, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees’ service periods in selling, general and administrative expenses in the consolidated statements of operations in accordance with the classification of the related employees’ compensation and benefits.

In November 2005, the Financial Accounting Standards Board (FASB) issued Financial Statement Position (FSP) No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative method of calculating excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment.” We have evaluated FSP No. 123(R)-3 and determined that any one-time election is not expected to materially affect our operating income or net earnings.

The FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109,” (FIN 48) on July 13, 2006. FIN 48 clarifies Statement 109, “Accounting for Income Taxes,” to indicate the criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. In applying FIN 48, an entity is required to evaluate a tax position using a two-step process. First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. Next, the entity should measure the amount of benefit that should be recognized for those tax positions that meet the more-likely-than-not test. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have evaluated the effect FIN 48 will have on our financial statements and believe the effects will not be material.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. The impact on foreign currency exchange rate fluctuations has not been material. It is common practice to mitigate these risks with hedging strategies and derivative instruments. We currently do not use derivatives to manage this risk, but will continue to monitor market conditions and its exposure to currency exchange risk to determine if such instruments would be beneficial in the future.

We prepared a sensitivity analysis of our average debt for the fiscal year ended December 31, 2006, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data.

The following financial information is included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of APAC Customer Services, Inc.

We have audited the accompanying consolidated balance sheet of APAC Customer Services, Inc. as of December 31, 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APAC Customer Services, Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment on January 2, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of APAC Customer Services, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 9, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of APAC Customer Services, Inc.:

We have audited the accompanying consolidated balance sheet of APAC Customer Services, Inc. and subsidiaries (the “Company”) as of January 1, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended January 1, 2006. Our audits also included the financial statement schedule for each of the two years ended January 1, 2006 listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2006, and the results of their operations and their cash flows for each of the two years in the period ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the two years ended January 1, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 10, 2006

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	For the Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Net revenue	$224,297	$239,845	$273,239
Cost of services	197,095	217,124	239,783

Gross profit	27,202	22,721	33,456
Operating expenses:
Selling, general and administrative expenses	32,065	34,369	39,712
Restructuring and other charges	2,384	8,216	1,873
Asset impairment charges	—	10,886	2,234

Total operating expenses	34,449	53,471	43,819

Operating loss	(7,247)	(30,750)	(10,363)
Other income	(101)	(600)	(361)
Interest expense	2,013	1,408	620

Loss before income taxes	(9,159)	(31,558)	(10,622)
Income tax provision (benefit)	21,380	(9,160)	(4,123)

Net loss	$(30,539)	$(22,398)	$(6,499)

Net loss per share:
Basic	$(0.62)	$(0.45)	$(0.13)

Diluted	$(0.62)	$(0.45)	$(0.13)

Weighted average shares outstanding:
Basic	49,458	49,455	49,453

Diluted	49,458	49,455	49,453

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	January 1,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,305	$960
Accounts receivable, less allowances of $1,473 and $1,919, respectively	37,858	37,592
Other current assets	6,717	9,248

Total Current Assets	45,880	47,800
Property and equipment, net	23,930	21,536
Goodwill	13,338	13,338
Other intangible assets, net	8,070	10,341
Deferred taxes	—	16,237
Other assets	836	1,101

Total Assets	$92,054	$110,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$14,378	$11,971
Accounts payable	2,890	3,558
Income taxes payable	17,800	17,377
Accrued payroll and related items	14,603	12,769
Accrued liabilities	12,888	9,810

Total Current Liabilities	62,559	55,485
Long-term debt	4,400	—
Other liabilities	1,789	2,994
Commitments and contingencies	—	—
Shareholders’ equity:
Common Shares, $0.01 per share; authorized 200,000,000 shares; 50,066,628 and 49,695,699 shares issued at December 31, 2006, and January 1, 2006, respectively; 49,866,583 and 49,454,654 shares outstanding at December 31, 2006, and January 1, 2006, respectively	501	497
Additional paid-in capital	101,077	99,598
Accumulated deficit	(77,849)	(47,310)
Accumulated other comprehensive income (loss)	280	(64)
Treasury shares: 200,045 and 241,045 shares at cost at December 31, 2006 and January 1, 2006, respectively	(703)	(847)

Total Shareholders’ Equity	23,306	51,874

Total Liabilities and Shareholders’ Equity	$92,054	$110,353

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common	Common	Additional		Accumulated Other	Total
	Shares	Share	Paid-In	Accumulated	Comprehensive	Treasury	Shareholders’
	Issued	Amount	Capital	Deficit	Income (Loss)	Stock	Equity

Balance, December 28, 2003	49,695,699	$497	$99,620	$(18,413)	$(82)	$(892)	$80,730
Net loss		—	—	(6,499)	—	—	(6,499)
Foreign currency translation adjustment		—	—	—	(91)	—	(91)

Total comprehensive loss							(6,590)
Exercise of employee stock options, including related income tax benefits		—	(22)	—	—	45	23

Balance, January 2, 2005	49,695,699	$497	$99,598	$(24,912)	$(173)	$(847)	$74,163

Net loss		—	—	(22,398)	—	—	(22,398)
Foreign currency translation adjustment		—	—	—	109	—	109

Total comprehensive loss		—	—	—	—	—	(22,289)

Balance, January 1, 2006	49,695,699	$497	$99,598	$(47,310)	$(64)	$(847)	$51,874

Net loss		—	—	(30,539)	—	—	(30,539)
Foreign currency translation adjustment		—	—	—	344	—	344

Total comprehensive loss							(30,195)
Issuance of non-vested stock	370,929	4	—	—	—	—	4
Exercise of employee stock options, including related excess income tax benefits		—	1	—	—	144	145
Stock compensation expense		—	1,478	—	—	—	1,478

Balance, December 31, 2006	50,066,628	$501	$101,077	$(77,849)	$280	$(703)	$23,306

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Operating Activities:
Net loss	$(30,539)	$(22,398)	$(6,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	12,466	12,118	11,055
Deferred income taxes	21,380	(9,007)	(3,394)
Non-cash restructuring charges	201	904	75
Asset impairment charges	—	10,886	2,200
Stock compensation expense	1,478	—	—
Gain on sale of property and equipment	(18)	(339)	—
Changes in operating assets and liabilities:
Accounts receivable	(266)	3,410	5,894
Recoverable income taxes	—	264	(89)
Other current assets	(2,190)	599	(1,289)
Accounts payable	(669)	14	(502)
Accrued payroll and related items	1,834	(2,279)	(3,319)
Income taxes payable	—	748	(1,323)
Accrued liabilities	1,229	1,444	(2,629)
Other assets and liabilities	(2,638)	1,231	310

Net cash provided by (used in) operating activities	2,268	(2,405)	490

Investing Activities:
Purchase of property and equipment, net	(10,713)	(8,699)	(11,206)
Net proceeds from sale of property and equipment	1,976	1,071	—

Net cash used in investing activities	(8,737)	(7,628)	(11,206)

Financing Activities:
Borrowings under revolving credit facility	238,833	172,432	—
Payments under revolving credit facility	(237,026)	(160,461)	—
Borrowings on long term debt	5,000	—	—
Payments on long term debt	—	(313)	(389)
Financing costs	—	(822)	(75)
Stock option transactions including related excess income tax benefits	149	—	23

Net cash provided by (used in) financing activities	6,956	10,836	(441)

Effect of exchange rates on cash	(142)	(114)	—
Net increase (decrease) in cash and cash equivalents	345	689	(11,157)

Cash and Cash Equivalents:
Beginning of year	960	271	11,428

End of year	$1,305	$960	$271

Supplemental Disclosures:
Cash payments for interest	$1,483	$671	$385
Cash payments for income taxes	21	5	225
Income tax refund received	—	445	—
Leasehold improvements funded by landlord	3,250	—	—

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data and as otherwise indicated)

1.	Description of Business

APAC Customer Services, Inc. (Company) is a leading customer care services and solutions provider to market leaders in the healthcare, communications, business services, financial services, publishing, and travel and entertainment industries. The Company provides service through multiple communication channels. As of December 31, 2006, the Company operated 11 customer care centers: seven domestic, one domestic client-owned facility, and three international centers located in the Philippines. The domestic operations consist of approximately 4,700 workstations and the off-shore operations consist of approximately 2,100 workstations. The Company consists of a single operating segment that offers customer care services and solutions to its clients.

The Company has sustained significant losses in fiscal years 2006, 2005 and 2004. In an effort to return the Company to profitability, the Company initiated a restructuring plan in July 2005 to exit the outbound customer acquisition business and focus primarily on inbound customer care services and solutions. Management of the Company believes this allows the Company to focus its resources on profitable client relationships in a limited number of key industries, improve near-term financial performance and position itself for long-term growth and profitability.

2.	Basis of Presentation and Principles of Consolidation

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All of the Company’s subsidiaries are wholly-owned and are included in the consolidated financial statements. The Company’s off-shore customer care centers use their local currency, the Philippine peso, as their functional currency. Assets and liabilities of off-shore customer care centers have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. All inter-company transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company operates on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks, except for fiscal year 2004 which ended on January 2, 2005. Fiscal year 2004 was 53 weeks. The effect of the additional week in fiscal year 2004 was to increase revenues and gross profit by $4,116 and $87, respectively, and increase operating loss by $336.

3.	Summary of Significant Accounting Policies and Estimates

Revenue recognition

The Company provides customer care services according to each client’s contract. It evaluates each contract to determine the appropriate treatment for revenue recognition in accordance with Security and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, SAB No. 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenues only when there is evidence of an arrangement, services have been provided, the price is fixed and determinable, and collection is considered probable. Client contracts generally require that the Company bill for its services based on time spent by customer service representatives or on a per call or per transaction basis.

Delivery of services to our clients generally entails an initial implementation effort during which costs are incurred in connection with information and telephony systems implementation, establishment of operating processes and hiring and training of employees. Certain of the Company’s client contracts provide for payment of fees in connection with some of these activities. The initial implementation effort is not considered a separate element as defined by EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Rather, these

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

implementation activities, together with the ongoing service delivery, constitute a single unit of accounting for which revenue is recognized using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis, as appropriate. Revenue recognized is limited to the amount for which the Company is contractually entitled to collect from its clients.

Certain client contracts do not provide for separate payment of fees for implementation activities; rather such fees are implicitly included within the rates associated with the ongoing service delivery. For these arrangements, no revenue is recognized related to the implementation activities and specific direct and incremental costs associated with the implementation activities are deferred and amortized over the period the related ongoing services revenue is recognized.

In many cases, the Company is subject to varying client quality, service level, and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. The Company’s performance against such standards may provide bonus opportunities, or conversely, may subject us to penalties, which are recognized as earned or incurred.

Cost of services

The Company generally recognize costs associated with its customer care services as they are incurred in accordance with Statement of Financial Accounting Concepts, (SFAC) No. 5. “Recognition and Measurement in Financial Statements of Business Enterprise.” Cost of services include direct labor, telephone and other facility expenses directly related to providing customer care services to our clients.

Delivery of services to the Company’s clients generally entails an initial implementation effort during which costs are incurred in connection with information and telephony systems implementation, establishment of operating processes and hiring and training of employees. Certain of the Company’s client contracts provide for payment of fees in connection with some of these activities and, in such instances, related costs are expensed as incurred. Certain client contracts do not provide for separate payment of fees for implementation activities. For these arrangements specific direct and incremental costs associated with the implementation activities are deferred and amortized over the period the related ongoing services revenue is recognized. Such contracts have been minimal through December 31, 2006, and thus unamortized costs are not material at December 31, 2006.

Restructuring charges

Under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company records a liability for costs associated with an exit or disposal activity when a liability is incurred. A restructuring charge may be recognized for certain employee termination benefits and other costs when the Company exits an activity. The restructuring charge is based on an estimate of severance costs to be paid to terminated employees and costs associated with termination of lease obligations, net of estimated sublease rental income.

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for certain identified receivables and an additional allowance for estimated losses on all other receivables based on their age and collection history. The Company charges off uncollectible accounts when it has exhausted all possible collection efforts.

Accounting for employee benefits

The Company records a liability for group health and workers’ compensation claims based on an estimate of claims incurred, but not reported, as well as asserted claims at the end of the reporting period. This estimate is derived from

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

an analysis performed by actuaries hired by the Company who have expertise in this area. Changes in the employee mix and unforeseen events could result in an adjustment to these estimates.

The balances of these accounts, which are included in accrued liabilities, at December 31, 2006 and January 1, 2006, were:

	2006	2005

Group Health Insurance	$1,220	$2,268
Workers’ Compensation	$2,705	$3,010

Income taxes

The Company accounts for income taxes using the asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when the Company believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the near term. The Company records a reserve for tax contingencies unless it believes it is probable that the deductions giving rise to these contingencies will be sustained if challenged by taxing authorities.

Cash equivalents

Cash equivalents consist of highly liquid, short-term investments readily convertible to cash.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for long-lived assets

The Company’s long-lived assets consist primarily of property and equipment and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. Any decision by the Company to reduce capacity by closing customer care centers or to abandon assets may result in a write-off of the net book value of the affected assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company’s operations and estimated salvage values.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for buildings, the life of the lease for leasehold improvements, 3 to 7 years for telecommunications equipment, and 3 to 7 years for workstations and office equipment. Total depreciation expense for property and equipment for fiscal years 2006, 2005 and 2004 was $8,020, $7,522 and $6,830 respectively.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

	December 31,	January 1,
	2006	2006

Building and leasehold improvements	$17,989	$24,556
Telecommunications equipment	46,349	46,659
Workstations and office equipment	11,064	13,178
Capitalized software	22,989	21,914
Construction in progress	2,751	525
Accumulated depreciation and amortization	(77,212)	(85,296)

Property and equipment, net	$23,930	$21,536

Capitalized Software

The Company capitalizes certain costs related to the purchase and installation of computer software and for internally developed software for internal use in accordance with Statement of Position No. 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Amortization is provided on a straight-line basis over estimated useful lives of up to 3 years. The Company had $3.2 million and $3.7 million of unamortized capitalized software costs as of December 31, 2006 and January 1, 2006, respectively. Amortization expense for capitalized software costs in fiscal years 2006, 2005 and 2004 was $2,099, $2,249 and $1,902 respectively.

Goodwill

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test all existing goodwill for impairment at least annually and more frequently if circumstances require. As a result of the Company’s July 2005 restructuring, during the third quarter of 2005, the Company recorded an impairment charge of $10.5 million to reduce the carrying value of goodwill to its estimated fair value. The Company’s policy is to test goodwill for impairment on an annual basis. The Company tested the goodwill for impairment in 2006, resulting in no further impairment being recorded. As of December 31, 2006, the Company had $13.3 million of goodwill. Under the provisions of SFAS No. 142, goodwill is no longer amortized.

Intangible Asset

The identifiable intangible asset of the Company represents acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $20.5 million and $18.2 million as of fiscal year end 2006 and 2005, respectively. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company amortizes intangible assets with definite lives, such as customer relationship intangible assets, over their estimated useful lives. The Company evaluates the remaining useful life of its customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period. The customer relationship intangible asset is being amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization of intangible assets for fiscal years 2006, 2005 and 2004 was $2.3 million per year. Annual amortization expense for the existing customer relationships intangible asset is expected to be $2.3 million for each fiscal year from 2007 through 2009 and $1.0 million in fiscal year 2010.

The Company is required to test all intangible assets for impairment under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators are present, the Company will perform an evaluation for impairment at that time. Under SFAS No. 144 the evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. Based on the Company’s evaluation, no impairment charges have been recognized for fiscal years 2004 through 2006.

Financial Information about Industry Segments

The Company has one reportable segment and, therefore, all segment-related financial information required by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is included in the consolidated financial statements. The reportable segment reflects the Company’s operating and reporting structure.

Accounting for Stock-Based Compensation

At December 31, 2006, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentive awards, including stock options and non-vested common shares. The number of common shares reserved for issuance under the plan was 11.8 million at December 31, 2006, of which 2.8 million shares are available for future grants.

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

Under the modified prospective transition method, compensation expense is recognized for all share-based payment awards granted prior to, but not yet vested as of January 2, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In addition, stock-based compensation expense for all share-based payment awards newly awarded after January 2, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees’ service periods in selling, general and administrative expenses in the consolidated statements of operations in accordance with the classification of the related employees’ compensation and benefits. The Company estimated the forfeiture rate, volatility and expected life for all awards based on its experience during the preceding fiscal years. The interest rate is based on the 10-year treasury bond. Total stock-based compensation expense was $1.5 million for the fiscal year ended December 31, 2006. The recognized tax benefit was $0.6 million for the fiscal year ended December 31, 2006. As of December 31, 2006, there was $2.1 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately three years.

Options to purchase common shares are granted with an exercise price equal to the average of the high and low market price of the Company’s common shares on the date of the grant. Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.

During the fiscal year ended December 31, 2006, the Company awarded 477,529 non-vested common shares to employees at a weighted average value per share of $1.57. The vast majority of the non-vested common shares vest from two to five years from the grant date provided that certain performance or market condition thresholds are met by the Company.

In November 2005, the Financial Accounting Standards Board (FASB) issued Financial Statement Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

(FSP No.  123(R)-3). This pronouncement provides an alternative method of calculating excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company has evaluated FSP No. 123(R)-3 and determined that any one-time election is not expected to materially affect operating income or net earnings.

Prior to January 2, 2006 for stock-based employee compensation plans, described in more detail in Note 13, the Company used the intrinsic value method prescribed by APB No. 25. This resulted in no compensation expense recognized for stock options issued to employees and non-employee directors when the option price equaled or exceeded the fair market value of the Company’s common shares on the date of grant.

The following table illustrates the pro-forma effect on net loss and earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 for fiscal years 2005 and 2004, respectively:

	2005	2004

Net loss as reported	$(22,398)	$(6,499)
Less — compensation expense on stock options, net of income tax benefit	(927)	(1,381)

Net loss pro forma	$(23,325)	$(7,880)
Loss per share — basic
As reported	$(0.45)	$(0.13)
Pro forma	$(0.47)	$(0.16)
Loss per share — diluted
As reported	$(0.45)	$(0.13)
Pro forma	$(0.47)	$(0.16)

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109,” (FIN 48) on July 13, 2006. FIN 48 clarifies Statement 109, “Accounting for Income Taxes,” to indicate the criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. In applying FIN 48, an entity is required to evaluate a tax position using a two-step process. First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. Next, the entity should measure the amount of benefit that should be recognized for those tax positions that meet the more-likely-than-not test. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the effect FIN 48 will have on its financial statements and believes the effects will not be material.

4.	Comprehensive Income/Loss

Comprehensive loss for fiscal years 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Net loss	$(30,539)	$(22,398)	$(6,499)
Foreign currency translation gain (loss)(1)	344	109	(91)

Total comprehensive loss	$(30,195)	$(22,289)	$(6,590)

(1)	The foreign currency translation gains in fiscal year 2006 and 2005 and loss in fiscal year 2004 relate to the impact of a change in exchange rates on net assets located outside of the United States.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

5.	Significant Clients

The Company’s ten largest clients collectively accounted for 88% and 77% of the Company’s revenue in fiscal years 2006 and 2005, respectively. Clients that were individually responsible for 10% or more of the Company’s revenues for fiscal years 2006, 2005 and 2004 were as follows:

	2006	2005	2004

WellPoint	19.5%	6.1%	—%
Verizon Wireless	17.4	10.8	5.7
United Parcel Services, Inc.	15.5	12.8	10.0
Citigroup, Inc.	6.8	10.2	10.6
T-Mobile USA	3.9	10.6	12.3

Total	63.1%	50.5%	38.6%

Accounts receivable related to these significant clients as a percentage of net accounts receivable at the end of fiscal year 2006 and 2005, respectively, were:

	Percent of Net
	Accounts Receivable
	2006	2005

WellPoint	26.3%	27.2%
Verizon Wireless	20.7	13.4
United Parcel Services, Inc	7.0	9.1
Citigroup, Inc.	7.2	9.5
T-Mobile USA	—	5.0

Total	61.2%	64.2%

6.	Supplemental Balance Sheet Data

	December 31,	January 1,
Consolidated Balance Sheet	2006	2006

Prepaid expenses	$5,066	$4,270
Non-trade receivables	1,651	258
Deferred tax assets	—	4,720

Other current assets	$6,717	$9,248

Deferred rent	$3,070	$—
Accrued workers compensation	2,705	3,010
Restructuring charges	2,032	2,806
Accrued professional fees	837	659
Accrued property tax	261	737
Other accrued liabilities	3,983	2,598

Accrued liabilities	$12,888	$9,810

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

The January 1, 2006 balance of accrued restructuring charges included $0.7 million related to the write-off of property and leasehold improvements from the July 2005 restructuring plan. The amount has been reclassified as a reduction of property and equipment.

7.	Restructuring and Other Charges/Asset Impairment Charges

Restructuring Charges

The Company recorded $2.4 million of restructuring and other charges in fiscal year 2006. During the year, the Company closed four customer care centers with approximately 960 workstations. Restructuring and other charges associated with these closures were $1.8 million comprised of lease termination and other costs of $0.8 million, the write down of property and equipment of $0.5 million net of reductions from the proceeds from the sale of related assets, and severance costs of $0.5 million related to the elimination of 119 administrative and support positions. The Company also recorded additional charges of $0.9 million related to the 2005 restructuring as a result of delays in subletting space in its corporate office, which charges were partially offset by a reversal of $0.3 million of prior year charges not utilized. Cash payments totaling $1.5 million have been made through December 31, 2006 and the remaining cash charges, primarily related to lease termination costs, are payable through 2008.

The Company recorded $8.2 million of restructuring and other charges in fiscal year 2005 which included $7.7 million of restructuring charges and $0.5 million of other charges. The restructuring charges consisted of $4.9 million and $0.5 million, respectively, for the write-off of property and lease termination and other costs associated with the reduction of the Company’s corporate office space in Deerfield, Illinois and the closure of seven additional customer care centers and $2.3 million in severance costs related to the elimination of administrative and support positions. Cash payments totaling $4.8 million relating to the 2005 restructuring have been paid through December 31, 2006 and the remaining $1.7 million of cash charges, primarily related to lease termination costs, are payable in fiscal years 2007 and 2008.

Restructuring charges totaled $2.0 million in fiscal year 2004, partially offset by the reversal of $0.2 million in prior year charges not utilized. The restructuring charges consisted of $1.5 million in severance costs related to the elimination of administrative and support positions and $0.5 million for the write-off of property and lease termination and other costs associated with the closure of three customer care centers. Cash payments totaling $1.8 million relating to the 2004 restructuring have been paid through December 31, 2006 and no remaining payments are outstanding.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

Following is a summary of the fiscal year 2006 activity in the current and long-term reserves established in connection with the Company’s restructuring initiatives:

			Lease
	Severance	Asset	Obligations
	Costs	Write-off	and Other	Total
Restructuring Reserve, December 28, 2003	1,407	48	1,598	3,053
Total expense	1,309	242	322	1,873
Total adjustments	—	(290)	—	(290)
Total payments	(2,154)	—	(1,839)	(3,993)

Restructuring Reserve, January 2, 2005	562	—	81	643

Total expense	2,300	894	4,544	7,738
Total adjustments	—	(894)	—	(894)
Total payments	(2,153)	—	(636)	(2,789)

Restructuring Reserve, January 1, 2006	709	—	3,989	4,698

Total expense	225	501	1,658	2,384
Total adjustments	(88)	(486)	787	213
Total payments	(839)	5	(3,284)	(4,118)

Restructuring Reserve, December 31, 2006	7	20	3,150	3,177

Asset Impairment Charges

In fiscal year 2005, the Company recorded $10.9 million of asset impairment charges, including a write-down of goodwill of $10.5 million. The Company also recorded $2.2 million of asset impairment charges during fiscal year 2004 relating to the write-off of unutilized software and telecommunications equipment.

As a result of the Company’s July 2005 restructuring, the Company performed an interim impairment test of goodwill in the third quarter of fiscal year 2005. The Company obtained a third-party valuation of the Company and compared that valuation to its book value. The amount of impairment was determined by allocating the estimated fair value of the Company to its assets and liabilities and comparing the unallocated residual to the carrying cost of goodwill. The residual value was less than the carrying value of goodwill and as such an impairment charge of $10.5 million was recorded for the shortfall. The remaining carrying value of goodwill after the impairment charge is $13.3 million. The Company has also performed its annual test for goodwill impairment in 2006 and has determined that goodwill is not further impaired.

8.	Income Taxes

The provision (benefit) for income taxes for fiscal years 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004

Current provision (benefit)	$—	$(153)	$(729)
Deferred provision (benefit)	21,380	(9,007)	(3,394)

Total provision (benefit) for income taxes	$21,380	$(9,160)	$(4,123)

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

A reconciliation of the statutory federal income tax expense (benefit) to the actual effective income tax expense (benefit) for fiscal years 2006, 2005 and 2004 is as follows:

	2006	2005	2004

U.S. Statutory tax expense (benefit) — rate (35%)	$(3,206)	$(6,832)	$(3,718)
U.S. State taxes, net of U.S. Federal benefit and state credits	(359)	(871)	(446)
Work opportunity tax credits	(642)	(1,725)	—
Other	381	268	41
Valuation allowance recorded	25,206	—	—

Actual tax expense (benefit)	$21,380	$(9,160)	$(4,123)

The significant components of deferred income tax assets and liabilities are as follows:

	December 31,	January 1,
	2006	2006

Deferred tax assets:
Net operating loss and credit carryforwards	$15,485	$13,878
Depreciation	3,146	2,577
Self insurance related costs	1,395	1,802
Deferred rent	1,203	—
Payroll related items	1,098	924
Restructuring charge	1,013	1,703
Allowance for doubtful accounts	578	752
Stock compensation expense	477	—
Intangible assets	358	—
Other	575	644

Total deferred tax assets	25,328	22,280
Deferred tax liabilities	(122)	(1,323)
Valuation allowance	(25,206)	—

Net deferred tax assets	$—	$20,957

As of December 31, 2006 the Company is in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred with the exited outbound customer acquisition business. In July 2005, the Company announced a strategic restructuring to exit virtually all of the outbound customer acquisition business, restructure operations, and focus primarily on profitable client relationships in a limited number of key industries. Since its restructuring, the Company has experienced earnings growth from its core business, new and increased commitments from existing clients, and reductions in operating expenses. These factors are expected to contribute to the Company’s sustaining profitability for 2007 and future periods. Forecasted taxable income based solely on contracts in place at December 31, 2006 and the existing cost structure does not exceed the amount necessary to fully realize the net deferred tax asset within three years or less. Due to uncertainty in the ability to realize forecasted earnings a valuation allowance of $25.2 million has been established as of December 31, 2006. In the future, it may be necessary for the Company to adjust the valuation allowance based upon actual results achieved.

In October 2003, the Company received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of its remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service has audited the Company’s 2002 tax return and proposed an adjustment that would disallow this deduction. The Company

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

believes that it has sufficient support for the deduction and intends to pursue its available remedies. On November 30, 2005, the Company filed a protest contesting the proposal adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer. At this point, it is unclear as to how this issue will ultimately be resolved. Although the Company has not recognized the income tax benefit related to this deduction and has previously recorded a liability for the amount of the refund, should it not prevail in this matter, the Company may be required to pay some or all of the previously received refund of $11.6 million, as well as interest related thereto which approximated $2.6 million at December 31, 2006. The timing of any repayment of the previously received refund could have a material adverse effect on the liquidity of the Company, require it to seek additional financing to fund the repayment, and result in a default under its loan agreements discussed in Notes 9 and 17.

9.	Long-Term Debt

The Company had no long-term debt outstanding as of January 1, 2006. Long-term debt outstanding as of December 31, 2006 consisted of the following:

December 31, 2006

Term loan, interest rate of prime plus 475 basis points	$5,000

Total long-term debt	5,000
Less — current maturities	600

Long-term debt, net	$4,400

As of December 31, 2006, the carrying value of future debt obligations reasonably approximates their fair value and the principal payments of long-term debt are due as follows:

2007	$600
2008	1,200
2009	1,200
2010	1,200
2011	800
Thereafter	—

Total payments	$5,000

As of January 3, 2005, the Company had a revolving credit facility (Original Credit Agreement) which was scheduled to expire in December 2005. The Original Credit Agreement provided $50 million of total credit availability and actual availability varied monthly based on the level of eligible receivables at the end of the preceding month. As of January 3, 2005, there were no outstanding borrowings under the Original Credit Agreement and approximately $3.2 million was utilized through the issuance of standby letters of credit primarily to support insurance reserves. Total available borrowing capacity at January 3, 2005 was $25.2 million.

The Original Credit Agreement was secured principally by a grant of a security interest in all personal property and fixtures of the Company. Under the terms of the Original Credit Agreement, the Company was also required to maintain certain financial covenants which limited the Company’s ability to incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.

Borrowings under the Original Credit Agreement incurred a floating interest rate usually based on the LIBOR index rate, although the Company had the option of using an alternate base rate defined in the Original Credit Agreement.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

In addition, the Company paid a commitment fee on the unused portion of the revolving facility as well as quarterly fees on the outstanding letters of credit.

On June 2, 2005, the Company entered into a new Loan and Security Agreement (LaSalle Credit Agreement) with LaSalle Bank National Association, as agent (LaSalle) that replaced the Original Credit Agreement. The terms of the LaSalle Credit Agreement provided for up to a $40 million revolving credit facility that would have expired in June 2008. The outstanding revolving loan commitment under the LaSalle Credit Agreement was $25 million based on the Company’s anticipated cash requirements. Borrowing availability was based on accounts receivable and was subject to certain restrictions and limitations set forth in the LaSalle Credit Agreement.

On July 27, 2005, the Company entered into Waiver and Amendment No. Three (Waiver) to the LaSalle Credit Agreement. Under the terms of the Waiver, LaSalle agreed to waive certain existing and anticipated events of default under the LaSalle Credit Agreement, amend the financial covenants contained in the LaSalle Credit Agreement and provide an over advance facility in an amount not to exceed $11.0 million. Theodore G. Schwartz, the Chairman of the Board of Directors of the Company, guaranteed $5.5 million of the over advance facility, plus certain costs and expenses.

On October 31, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (Restated LaSalle Credit Agreement) with LaSalle, as agent, and the financial institutions from time to time parties thereto as lenders. Under the terms of the Restated LaSalle Credit Agreement, LaSalle agreed, among other things, to provide the Company with a $25 million revolving loan facility which would have expired in October 2008, reduce the interest rates and other fees, amend the financial covenants and release the guarantee that had been provided by Theodore G. Schwartz.

On March 3, 2006, the Company and LaSalle entered into an amendment (Amendment No. 1) to the Restated LaSalle Credit Agreement. Amendment No. 1 was effective as of February 21, 2006. Under the terms of Amendment No. 1, LaSalle agreed to relieve the Company of its obligation to comply with the excess availability covenant in the Restated LaSalle Credit Agreement through April 30, 2006. This covenant reduced the Company’s borrowing capacity pending achievement of first quarter operating results. Subsequently, the Company successfully met the requirements set forth in the Restated LaSalle Credit Agreement, and the excess availability requirement no longer applies.

On April 25, 2006, the Company and LaSalle entered into a second amendment (Amendment No. 2) to the Restated LaSalle Credit Agreement. Amendment No. 2 was effective as of April 2, 2006. Under the terms of Amendment No. 2, LaSalle agreed to amend certain financial covenants related to capital expenditures. The amendment clarified that the Company’s fixed charge coverage covenant calculation would not be impacted by the amount of the leasehold improvement allowance provided to the Company by its landlord for its Green Bay facility.

On June 6, 2006, the Company and LaSalle entered into a third amendment (Amendment No. 3) to the Restated LaSalle Credit Agreement. Amendment No. 3 was effective as of June 2, 2006. Under the terms of Amendment No. 3, LaSalle agreed to amend certain financial covenants, including the indebtedness, interest coverage, minimum free cash flow, maximum restructuring charge and fixed charge coverage covenants, and to increase the concentration of eligible accounts for certain account debtors. The amendment reduced the thresholds for compliance with certain financial covenants and provided increased borrowing availability against certain accounts receivable.

On October 25, 2006, the Company and LaSalle entered into a fourth amendment (Amendment No. 4) to the Restated LaSalle Credit Agreement. Amendment No. 4 was effective as of October 1, 2006. Under the terms of Amendment No. 4, LaSalle agreed to increase the maximum amount which could be borrowed under the Restated LaSalle Credit Agreement from $25 million to $27.5 million, amend the definitions of capital expenditures,

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

EBITDA and special litigation reserve, amend certain financial covenants, including tangible net worth, maximum cash restructuring charge and fixed charge coverage covenants, and to eliminate the interest coverage covenant.

On November 10, 2006, the Company and LaSalle entered into the fifth amendment (Amendment No. 5) to the Restated LaSalle Credit Agreement. Under the terms of Amendment No. 5, LaSalle agreed to increase the maximum amount that could be borrowed under the revolving loan facility from $27.5 million to $30 million and to reduce certain reserve requirements under the Restated LaSalle Credit Agreement through December 31, 2006.

On December 5, 2006, the Company and LaSalle entered into the sixth amendment (Amendment No. 6) to the Restated LaSalle Credit Agreement. Under the terms of Amendment No. 6, LaSalle agreed to increase the maximum revolving loan limit from $30 million to $35 million on December 5, 2006 and ultimately to $37.5 million on April 1, 2007 through the addition of three special accommodations (Special Accommodations) totaling $12.5 million. The maximum revolving loan limit consisted of two components and the Company could have borrowed: (i) up to $30 million, decreasing to $25 million on January 1, 2007, based on the amount of eligible accounts receivable from its clients; and (ii) an additional $5 million, increasing to $10 million on January 1, 2007 and further increasing to $12.5 million on April 1, 2007 under the Special Accommodations. The Special Accommodations and the maximum revolving loan limit would have begun to reduce monthly on July 31, 2007 by an amount specified in the Restated LaSalle Credit Agreement as amended by Amendment No. 6; provided that the maximum revolving loan limit would never be less than $27.5 million. Since the Special Accommodations were not dependent on the amount of the Company’s eligible accounts receivable from clients, based on management’s expectations on December 5, 2006, Amendment No. 6 increased the Company’s borrowing capacity under the Restated LaSalle Credit Agreement by $5 million as of December 5, 2006 and $10 million as of January 1, 2007 and would have increased the Company’s borrowing capacity by $12.5 million as of April 1, 2007.

Under the terms of Amendment No. 6 to the Restated LaSalle Credit Agreement, LaSalle also agreed to adjust certain financial covenants by amending the definitions of capital expenditures, EBITDA and fixed charges; eliminate the tangible net worth covenant; add an EBITDA covenant and a leverage covenant; and amend certain other covenants, including the maximum restructuring cash disbursements covenant, and fixed charge coverage covenant.

The Company’s ability to borrow under the Restated LaSalle Credit Agreement, as amended by Amendment No. 6, depended on the amount of eligible accounts receivable from its clients and there were limitations on the concentration of these accounts with a single client. In addition, LaSalle retained certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services’ proposed adjustment to our 2002 tax return described in Note 8.

Other restrictive covenants in the Restated LaSalle Credit Agreement, as amended by Amendment No. 6, limited the Company’s ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments. The Company was in compliance with its financial covenants as of December 31, 2006.

Borrowings under the Restated LaSalle Credit Agreement, as amended, incurred a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated LaSalle Credit Agreement. Borrowings under the Special Accommodations bore a higher rate of interest than borrowings under the revolving loan facility. The loans provided under the Restated LaSalle Credit Agreement were secured principally by a grant of a security interest in all of the Company’s personal property and fixtures. In addition, the Company paid a commitment fee on the unused portion of the revolving loan facility as well as fees on $4.0 million of outstanding letters of credit.

Borrowings under the Restated LaSalle Credit Agreement, as amended, totaled $18.8 million as of December 31, 2006. The Company had approximately $11.3 million of unused borrowing capacity as of December 31, 2006.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

Interest rates on the Company’s borrowings during fiscal year 2006 accrued at the weighted-average rate of approximately 8.2% under the revolving loan facility and approximately 12.5% under the Special Accommodations.

On January 31, 2007, the Company and LaSalle entered into: (i) a Second Amended and Restated Loan and Security Agreement (Second Restated LaSalle Credit Agreement); and (ii) a Second Lien Loan and Security Agreement (Second Lien Loan Agreement.) See Note 17 for more information.

The Company expects that its cash balances, cash flows from operations and available borrowings under the Second Restated LaSalle Credit Agreement and the Second Lien Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. A significant change in operating cash flow, a failure to sustain profitability or an adverse outcome in the Company’s pending dispute with the Internal Revenue Service could have a material adverse effect on its liquidity and its ability to comply with the covenants in the Second Restated LaSalle Credit Agreement and the Second Lien Loan Agreement.

10.	Commitments and Contingencies

Lease Commitments

The Company leases its customer care centers, administrative offices and certain equipment under operating leases. Rent expense for fiscal years 2006, 2005 and 2004 was $5,481, $7,786 and $8,693, respectively.

On October 10, 2006 the Company sold its Cedar Rapids, Iowa facility in a sale-leaseback transaction that resulted in a net gain of $0.8 million. In accordance with SFAS No. 28 “Accounting for Sales with Leaseback” the gain will be deferred and amortized over terms from six months to ten years based on the individual lease-back agreements.

Minimum future rental payments for real estate and equipment, including common area maintenance commitments, at December 31, 2006, are as follows:

Operating Leases

2007	$8,541
2008	6,374
2009	3,987
2010	3,086
2011	2,235
Years thereafter	8,909

Total payments	$33,132

Telecommunications Commitments

The Company has contracts with its telecommunications providers that require certain minimum usage each year of the contract. At December 31, 2006, the commitments under these contracts are as follows:

Total

2007	$4,527
2008	3,929
2009	3,500

Total commitments	$11,956

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

Legal Proceedings

The Company is subject to lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe that the outcome of any pending claims will have a material adverse effect on the Company’s business, results of operations, liquidity or financial condition. Although management does not believe that any such proceeding will result in a material adverse effect, no assurance to that effect can be given.

On June 30, 2005, the Company settled a pending arbitration proceeding with Harmon Glass Solutions (“Harmon”) which arose out of a breach of contract claim by Harmon. The Company maintained that it had performed its obligations and claimed that Harmon had breached its contractual obligations to the Company. The vast majority of the settlement was paid by the Company’s insurance carrier.

See Note 8 for a description of the Company’s pending dispute with the Internal Revenue Service.

Training Bonds

At the end of fiscal years 2006, 2005 and 2004, the Company had guaranteed the repayment of $0, $204 and $242, respectively, of the remaining outstanding community college bond obligations which were issued in connection with various job-training agreements. The Company evaluates whether deposits made into escrow will be adequate to cover the cost of the maturing bonds. At December 31, 2006 and January 1, 2006 the Company had a liability of $0 and $83, respectively, related to training bond obligations.

11.	Shareholders’ Equity

The authorized capital stock of the Company consists of (a) 200 million common shares, $.01 par value per share, of which 50,066,628 were issued as of December 31, 2006, and (b) 50 million preferred shares, $.01 par value per share, of which no shares have been issued. In fiscal years 2006, 2005 and 2004, treasury shares of 41,000, 0 and 13,062 were issued through the Company’s Incentive Stock Plan.

12.	Earnings Per Share

The following table sets forth the computations of basic and diluted loss per share:

	2006	2005	2004

Net loss(1)	$(30,539)	$(22,398)	$(6,499)
Weighted average common shares outstanding	49,458	49,455	49,453
Loss per share — basic	$(0.62)	$(0.45)	$(0.13)
Dilutive effect of stock options	—	—	—
Weighted average common and common equivalent shares outstanding	49,458	49,455	49,453
Loss per share — diluted	$(0.62)	$(0.45)	$(0.13)

(1)	Net loss is the same for purposes of calculating basic and diluted EPS.

In fiscal years 2006 and 2005 approximately 268,500 and 112,000 options were excluded from the computation of diluted loss per share because they would have been anti-dilutive. At December 31, 2006, January 1, 2006 and January 2, 2005 options to purchase common shares and non-vested common shares totaling 7.6 million, 7.7 million and 5.4 million, at prices ranging from $0.00 to $16.75, $0.85 to $38.13 and $1.55 to $38.13 per share, were excluded from the 2006, 2005 and 2004 calculations, respectively.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

13.	Stock Awards

The 2005 Incentive Stock Plan (the “Plan”) adopted on June 3, 2005 replaced and superseded the Second Amended and Restated 1995 Incentive Stock Plan. Under the Plan, directors, officers, key employees and non-employee consultants may be granted non-qualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, as determined by the Compensation Committee of the Board of Directors. A total of 11.8 million shares have been authorized for grant under the Plan. At December 31, 2006, 2.8 million shares were available for future grant under the Plan. The exercise price of stock options granted under the Plan may not be less than 100% of the fair market value of the common shares on the date of grant. Options under the Plan expire no later than 10 years after date of grant.

Effective in the third quarter of fiscal year 2003, the option program for non-employee directors was revised. Under the revised program, each director receives four quarterly grants of an equal number of options. The number of options granted is determined once each year by dividing $90 by the average fair market value of the stock for the previous year. The exercise price is the fair market value of the underlying stock on the date of the grant. In fiscal years 2006 and 2005, non-employee directors received an aggregate of 420,112 and 244,589 options, respectively.

Prior to its January 2, 2006 adoption of Statement No. 123(R) “Share-Based Payment” (SFAS No. 123(R)) the Company applied APB No. 25 in accounting for stock options. No compensation expense had been recognized for stock options when the option price equaled or exceeded the fair market value at the date of grant. In order to calculate the pro forma information included earlier in Note 3, the fair value of each option was estimated on the date of grant based on the Black-Scholes option-pricing model. Assumptions included no dividend yield, risk-free interest rates ranging from 4% to 5%, expected volatility ranging between 43% and 55%, and an expected term ranging from 7 years to 8 years. Pro forma results of operations for fiscal years 2005 and 2004, which reflect the adjustment to compensation expense to account for stock options in accordance with SFAS No. 123(R), are included in Note 3 under the caption “Accounting for Stock-Based Compensation.”

The Company estimated the fair value of its new grants using the Black-Scholes option-pricing model with the following assumptions:

	For the Fiscal Year Ended
	December 31, 2006
		Non-vested
	Options	Common Shares

Expected volatility	51 - 57%	N/A
Risk-free interest rate	4.6 - 5.1%	N/A
Expected life in years	2.1 - 5.0	N/A
Annualized forfeiture rate	15.7%	15.7%
Weighted average grant date fair value	$0.89	$1.57

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

Stock Option Activity

Stock option activity under the Company’s Incentive Stock plans for fiscal years 2006, 2005 and 2004 was as follows:

		Grant Price	Weighted Average	Aggregate
		Range	Exercise Price	Intrinsic
Description	Shares	Per Share	Per Share	Value

Outstanding as of December 28, 2003	5,720,169	$1.59 - $38.13	$4.27
Granted	1,207,119	1.55 - 3.03	2.44
Exercised	(13,062)	1.59 - 2.90	1.79
Cancelled	(1,655,200)	1.59 - 7.94	3.94

Outstanding as of January 2, 2005	5,259,026	$1.55 - $38.13	$3.96
Granted	6,425,090	0.85 - 1.74	1.41
Exercised	—	—	—
Cancelled	(4,009,817)	1.06 - 15.31	2.70

Outstanding as of January 1, 2006	7,674,299	$0.85 - $38.13	$2.48
Granted	720,112	1.80 - 2.84	2.21
Exercised	(41,000)	1.55 - 3.57	2.10
Cancelled	(1,091,446)	1.35 - 38.13	3.61

Outstanding as of December 31, 2006	7,261,965	$0.85 - $16.75	$2.15	$12,745

Stock options exercisable at December 31, 2006	2,611,419	$0.85-$16.75	$3.16	$2,976

The weighted average grant date fair value of options granted in fiscal years 2006, 2005 and 2004 was $0.89, $0.75 and $1.50 per share, respectively.

The following table summarizes information concerning stock options outstanding as of December 31, 2006:

	Per Share Exercise Price Ranges			Total
	$0.85-$1.62	$1.63-$3.47	$3.53-$16.75	$0.85-$16.75

Outstanding as of December 31, 2006	4,264,276	2,423,046	574,643	7,261,965
Weighted average remaining term	8.39	6.83	3.24	7.46
Weighted average exercise price	$1.31	$2.59	$6.47	$2.15
Exercisable as of December 31, 2006	783,753	1,253,023	574,643	2,611,419
Weighted average exercise price	$1.30	$2.81	$6.47	$3.16

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

Non-vested Common Share Activity

Non-vested common share grant activity for fiscal year 2006 was as follows:

Description	Shares

Outstanding as of January 1, 2006(1)	—
Granted	477,529
Exercised	—
Cancelled	(106,600)

Outstanding as of December 31, 2006	370,929

Exercisable at December 31, 2006	—

(1)	The Company did not issue non-vested common shares in fiscal years 2005 and 2004.

The weighted average grant date fair value of non-vested common shares granted in fiscal year 2006 was $1.57.

14.	Benefit Plans

In October 1995, the Company adopted a 401(k) savings plan. Employees meeting certain eligibility requirements may contribute up to 15% of pretax gross wages, subject to certain restrictions. The contribution percentage was increased to 25% in fiscal year 2005. The Company also sponsors a non-qualified retirement plan (the “Select Plan”) for senior employees. Those employees meeting the eligibility requirements as defined therein may contribute up to 25% of their base wages across the 401(k) plan and the Select Plan, subject to certain restrictions. The Company makes matching contributions of 50% of the first 6% of an employee’s wages contributed to these plans. Company matching contributions vest 20% per year over a five-year period. For fiscal years 2006, 2005 and 2004, the Company made matching contributions to the plans of $458, $563 and $641 respectively.

15.	Related Party Transactions

In 2005 the Company reimbursed Theodore Schwartz, Chairman of the Board, for immaterial legal fees incurred in connection with the guarantee of the overadvance facility of the LaSalle Credit Agreement discussed in Note 9.

The Company has a $124 investment in 2001 Development Corporation, a community-oriented economic development company in Cedar Rapids, Iowa, of which Thomas M. Collins is the President. Mr. Collins is a member of the Board of Directors of the Company. Mr. Collins owns no interest in 2001 Development Corporation.

In fiscal year 2004 the Company provided $830 of customer care solutions to Sears, Roebuck and Co. (Sears). Paul J. Liska, who was the Executive Vice President and President, Credit and Financial Products for Sears, was a member of the Board of Directors of the Company from July 2003 until May 2004.

16.	Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Restructuring reserves of $0.7 million providing for the write off of property and leasehold improvements from the July 2005 restructuring plan outstanding as of January 1, 2006 have been reclassified as a reduction of property and equipment.

17.	Subsequent Events

On January 31, 2007, the Company and LaSalle entered into: (i) a Second Amended and Restated Loan and Security Agreement (Second Restated LaSalle Credit Agreement); and (ii) a Second Lien Loan and Security Agreement

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

(Second Lien Loan Agreement.) The Second Restated LaSalle Credit Agreement provides the Company with a $27.5 million revolving loan facility (Revolving Loan Facility) which expires in October 2010 and the Second Lien Loan Agreement provides the Company with a $15 million term loan which matures in January 2011 (Term Loan.) The proceeds of the term loan were used to repay indebtedness of the company under the Restated LaSalle Credit Agreement, dated October 31, 2005, as amended. See Note 9 for further information.

The Company’s ability to borrow under the Revolving Loan Facility depends on the amount of eligible accounts receivable from its clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services’ proposed adjustment to the Company’s 2002 tax return described in Note 8. Borrowings under the Revolving Loan Facility incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Second Restated LaSalle Credit Agreement. The Revolving Loan Facility is secured principally by a grant of a first priority security interest in all of the Company’s personal property and fixtures, including its accounts receivable. In addition, the Company pays a commitment fee on the unused portion of the Revolving Loan Facility as well as fees on outstanding letters of credit.

The Term Loan incurs interest at a floating interest rate based on the LIBOR index rate. The interest rate on the Term Loan is higher than the interest rate paid on borrowing under the Revolving Loan. Beginning in July 2007, the Company is obligated to make mandatory monthly principal payments on the Term Loan of $200,000. The Term Loan is secured principally by a grant of a second priority security interest in all of the Company’s personal property and fixtures, including accounts receivable.

The Second Restated LaSalle Credit Agreement and Second Lien Loan Agreement contain certain financial covenants including limits on the amount of cash restructuring charges, and maintenance of maximum fixed charge coverage ratios, minimum earnings before interest, taxes, depreciation and amortization, and maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. Other covenants in the Second Restated LaSalle Credit Agreement and Second Lien Loan Agreement restrict the amount the Company can spend on capital expenditures, prohibit (with limited exceptions) the Company from incurring additional indebtedness, repurchasing outstanding common shares, creating liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments.

On February 5, 2007, LaSalle assigned all of its rights and obligations as the agent and lender under the Second Lien Loan Agreement to an unaffiliated third party.

APAC CUSTOMER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except share data and as otherwise indicated)

18.	Quarterly Data (Unaudited)

The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal years 2006 and 2005:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal year ended December 31, 2006:
Net revenue	$60,723	$58,236	$49,282	$56,056	$224,297
Gross profit	7,651	7,286	3,136	9,129	27,202
Operating (loss) income	(401)	(1,005)	(7,375)	1,534	(7,247)
Net loss	(741)	(793)	(5,005)	(24,000)	(30,539)
Net loss per share	$(0.01)	$(0.02)	$(0.10)	$(0.49)	$(0.62)
Fiscal year ended January 1, 2006:
Net revenue	$65,674	$58,159	$56,343	$59,669	$239,845
Gross profit	6,700	2,824	5,377	7,820	22,721
Operating loss	(3,438)	(7,271)	(15,541)	(4,500)	(30,750)
Net loss	(2,382)	(5,013)	(13,507)	(1,496)	(22,398)
Net loss per share	$(0.05)	$(0.10)	$(0.27)	$(0.03)	$(0.45)

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2006. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

March 9, 2007

Robert J. Keller	George H. Hepburn III
Chief Executive Officer	Chief Financial Officer

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

Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of APAC Customer Services, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that APAC Customer Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). APAC Customer Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that APAC Customer Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, APAC Customer Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of APAC Customer Services, Inc. as of December 31, 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for the year then ended and our report dated March 9, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption “Executive Officers of Registrant”) will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2007 under the caption “Election of Directors,” which information is incorporated herein by reference.

We have adopted a financial code of ethics that applies to our Chief Executive Officer and Senior Financial Officers. This financial code of ethics is posted on the Company’s website. The internet address for our website is http://www.apaccustomerservices.com and the financial code of ethics may be found in the Investor Relations portion of that website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Information concerning compliance with Section 16 of the Exchange Act will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2007 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated by reference.

Item 11.	Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2007 under the captions “Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The information concerning the security ownership of certain beneficial owners as of March 1, 2007, required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2007 under the caption “Common Shares Beneficially Owned by Principal Shareholders and Management,” which information is hereby incorporated by reference.

(b) The information concerning security ownership of management as of March 1, 2007, required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2007 under the caption “Common Shares Beneficially Owned by Principal Shareholders and Management,” which information is hereby incorporated by reference.

Equity Compensation Plan Information

The following table summarizes the status of common shares authorized for issuance under the Company’s 2005 Incentive Stock Plan as of December 31, 2006.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to Be Issued Upon	Weighted Average	Equity Compensation
	Exercise of Outstanding	Exercise Price	Plans (Excluding
	Options, Warrants,	of Outstanding Options,	Securities Reflected
Plan Category	and Rights	Warrants, and Rights	in the First Column)

Equity compensation plans approved by security holders	7,632,894	$2.04	2,782,108
Equity compensation plans not approved by security holders	—	—	—

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2007 under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” which information is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2007 under the caption “Relationship with Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

 (i) Report of Independent Registered Public Accounting Firm for the Fiscal Year Ended December 31, 2006

 (ii) Report of Independent Registered Public Accounting Firm for the Fiscal Years Ended January 1, 2006 and January 2, 2005

 (iii) Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2006, January 1, 2006, and January 2, 2005

 (iv) Consolidated Balance Sheets as of December 31, 2006, and January 1, 2006

 (v) Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended December 31, 2006, January 1, 2006, and January 2, 2005

 (vi) Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2006, January 1, 2006, and January 2, 2005

 (vii) Notes to Consolidated Financial Statements

 (viii) Quarterly Results of Operations for the Fiscal Years Ended December 31, 2006 and January 1, 2006

(2) Financial Statement Schedules

The following financial statement schedule is submitted as part of this Annual Report on Form 10-K:

(i) Schedule II — Valuation and Qualifying Accounts

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

Dated: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Theodore G. Schwartz* Theodore G. Schwartz	Chairman of the Board of Directors	March 16, 2007

/s/ Robert J. Keller Robert J. Keller	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ George H. Hepburn III George H. Hepburn III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2007

/s/ Joseph R. Doolan Joseph R. Doolan	Vice President and Controller (Principal Accounting Officer)	March 16, 2007

/s/ Cindy K. Andreotti* Cindy K. Andreotti	Director	March 16, 2007

/s/ Thomas M. Collins* Thomas M. Collins	Director	March 16, 2007

/s/ John W. Gerdelman* John W. Gerdelman	Director	March 16, 2007

/s/ John C. Kraft* John C. Kraft	Director	March 16, 2007

/s/ John J. Park* John J. Park	Director	March 16, 2007

*	George H. Hepburn III, as attorney in fact for each person indicated.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions(a)	Period

Allowance for doubtful accounts:
Fiscal Year ended January 2, 2005	$2,451	$(200)	$58	$2,193
Fiscal Year ended January 1, 2006	2,193	50	324	1,919
Fiscal Year ended December 31, 2006	1,919	854	1,300	1,473

(a)	Represents charges for which the allowance account was created.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

3.2		Certificate of Amendment of the Amended and Restated Bylaws of APAC Customer Services, Inc. as amended March 10, 2004, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004.

4.1		Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

*10	.1	APAC Customer Services, Inc. 2005 Incentive Stock Plan incorporated by reference into APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 7, 2006.

*10	.2	Form of Stock Option Agreement, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 11, 2005.

*10	.3	Form of Stock Option Agreement, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

*10	.4	Form of Director Option Agreement, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

*10	.5	Form of Restricted Stock Award Agreement, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

*10	.6	Form of Restricted Stock Award Agreement.

*10	.7	APAC Customer Services, Inc. Retirement Plan for Senior Employees incorporated by reference into APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

*10	.8	Employment Agreement with Robert J. Keller, dated March 10, 2004, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

*10	.9	Employment Agreement with Pamela R. Schneider, dated June 1, 2005 incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005.

*10	.10	Employment Agreement with James M. McClenahan, dated May 9, 2004, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004.

*10	.11	Employment Agreement with Karen R. Tulloch, dated May 28, 2005, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005.

*10	.12	Employment Agreement with George H. Hepburn III, dated September 6, 2005, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated September 15, 2005.

*10	.13	Employment Agreement with Mark E. McDermott, dated April 12, 2004, incorporated by reference into APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

*10	.14	Employment Agreement with Joseph R. Doolan, dated January 11, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 9, 2006.

*10	.15	APAC Customer Services, Inc. 2005 Management Incentive Plan, effective January 3, 2005, incorporated by reference into APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 7, 2006.

*10	.16	APAC Customer Services, Inc. 2005 Management Incentive Plan, as amended and restated effective March 15, 2007.

*10	.17	Form of Employment Security Agreement between the Company and its Senior Management Team, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

10.18		Amended and Restated Credit Agreement, dated October 31, 2005, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated November 3, 2005.

Exhibit
Number	Description

10.19	Amendment No. 1 to Amended and Restated Credit Agreement, effective as of February 21, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated March 9, 2006.

10.20	Amendment No. 2 to Amended and Restated Credit Agreement, effective as of April 2, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated April 27, 2006.

10.21	Amendment No. 3 to Amended and Restated Credit Agreement, effective as of June 2, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated June 9, 2006.

10.22	Amendment No. 4 to Amended and Restated Credit Agreement, effective as of October 1, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated October 30, 2006.

10.23	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of November 10, 2006, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q, for fiscal quarter ended October 1, 2006.

10.24	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of December 5, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated December 8, 2006.

10.25	Second Amended and Restated Loan and Security Agreement, dated January 31, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 5, 2007.

10.26	Second Lien Loan and Security Agreement, dated January 31, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 5, 2007.

10.27	Registration Rights Agreement incorporated by reference to APAC TeleServices, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 33-95638.

10.28	Tax Agreement incorporated by reference to APAC TeleServices, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 33-95638.

21.1	Subsidiaries of APAC Customer Services, Inc.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Power of attorney executed by Theodore G. Schwartz, Cindy K. Andreotti, Thomas M. Collins, John W. Gerdelman, John C. Kraft, Robert J. Keller, and John J. Park.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory plans or arrangements.