Form 10-Q
period 2007-04-01
APAC CUSTOMER SERVICE INC
filed 2007-05-11
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 1, 2007
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
Yes ☐     No ☑
There were 50,092,282 common shares, $0.01 par value per share, outstanding as of April 1, 2007.

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
Generally, forward-looking statements include expressed expectations, estimates and projections of future events and financial performance and the assumptions on which these expressed expectations, estimates and projections are based. Statements that are not historical facts, including statements about the beliefs and expectations of the Company and its management, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “goals,” “would,” “could,” “should,” “plans,” and other similar words. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events, and they are subject to known and unknown risks and uncertainties that can cause actual events and results to differ materially from historic results and those projected.
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
There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by forward-looking statements including, but not limited to, the following:
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

See the Company’s filings with the SEC for further discussion of the risks and uncertainties associated with the Company’s business, in particular, the discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.
In various places throughout this Quarterly Report on Form 10-Q we use certain non-GAAP financial measures when describing our performance. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets or statements of cash flows of a company. We believe such non-GAAP financial measures are informative to the users of our financial information. We discuss non-GAAP financial measures in Item 2 of this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Pursuant to the requirements of Regulation G, we have provided a reconciliation of all non-GAAP financial measures to the most directly comparable GAAP financial measure in Item 2 of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 1,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,664	$1,305
Accounts receivable, net	33,622	37,858
Other current assets	7,426	6,717

Total current assets	42,712	45,880

Property and equipment, net	24,231	23,930
Goodwill	13,338	13,338
Other intangible assets, net	7,474	8,070
Other assets	1,540	836

Total assets	$89,295	$92,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$8,792	$13,778
Current portion of long-term debt	1,600	600
Accounts payable	1,190	2,890
Income taxes payable	220	17,800
Accrued payroll and related items	12,743	14,603
Accrued liabilities	10,561	12,888

Total current liabilities	35,106	62,559

Long-term debt	13,400	4,400
Other liabilities	1,444	1,789
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 50,166,628 and 50,066,628 shares issued at April 1, 2007, and December 31, 2006, respectively; 50,092,282 and 49,866,583 shares outstanding at April 1, 2007, and December 31, 2006, respectively	503	501
Additional paid-in capital	101,290	101,077
Accumulated deficit	(62,634)	(77,849)
Accumulated other comprehensive income	447	280
Treasury shares: 74,346 and 200,045 shares; at cost at April 1, 2007 and December 31, 2006, respectively	(261)	(703)

Total shareholders’ equity	39,345	23,306

Total liabilities and shareholders’ equity	$89,295	$92,054

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006

Net revenue	$52,384	$60,723
Cost of services	46,067	53,247

Gross profit	6,317	7,476

Operating expenses:
Selling, general and administrative expenses	7,893	7,890
Reversals of restructuring and other charges	(2)	(13)

Total operating expenses	7,891	7,877

Operating loss	(1,574)	(401)
Other income	(47)	(28)
Interest expense	838	456

Loss before income taxes	(2,365)	(829)
Income tax benefit	(17,580)	(88)

Net income (loss)	$15,215	$(741)

Net income (loss) per share:
Basic	$0.31	$(0.01)

Diluted	$0.30	$(0.01)

Weighted average number of shares outstanding:
Basic	49,534	49,455

Diluted	50,993	49,455

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006

Operating activities:
Net income (loss)	$15,215	$(741)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	3,224	3,015
Reversals of non-cash restructuring charges	(2)	(13)
Deferred income taxes	—	(254)
Stock compensation expense	396	360
Gain on sale of property and equipment	(43)	—
Income taxes payable	(17,580)	142
Change in operating assets and liabilities	(3,071)	36

Net cash (used in) provided by operating activities	(1,861)	2,545

Investing activities:
Purchases of property and equipment, net	(3,077)	(940)
Net proceeds from sale of property and equipment	14	—

Net cash used in investing activities	(3,063)	(940)

Financing activities:
Borrowings on long-term debt	10,000	—
Payments under revolving credit facility, net	(4,987)	(1,039)
Cash received from exercise of stock options	261	—

Net cash provided by (used in) financing activities	5,274	(1,039)

Effect of exchange rate change on cash	9	(36)

Net increase in cash and cash equivalents	359	530

Cash and cash equivalents:
Beginning balance	1,305	960

Ending balance	$1,664	$1,490

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. The Company’s off-shore customer care centers use their local currency, the Philippine peso, as their functional currency. Assets and liabilities of off-shore customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the period. All inter-company transactions and balances have been eliminated. Operating results for the thirteen weeks ended April 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007. The balance sheet at April 1, 2007 has been derived from the unaudited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For additional information, refer to the financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to March 31st. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31st.
2. New Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109,” (FIN 48) on July 13, 2006. FIN 48 clarifies Statement 109, “Accounting for Income Taxes,” to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. In applying FIN 48, an entity is required to evaluate a tax position using a two-step process. First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. Next, the entity should measure the amount of benefit that should be recognized for those tax positions that meet the more-likely-than-not test.
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption resulted in no material adjustment in the liability for unrecognized income tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $2.6 million accrued for interest and $0 accrued for penalties at December 31, 2006. At the adoption date of January 1, 2007, the Company had $17.8 million of unrecognized tax benefits, all of which would impact its effective tax rate if recognized. At April 1, 2007, the Company had $0.2 million of unrecognized tax benefits. For more information, see Note 10.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	April 1,	December 31,
	2007	2006
Deferred rent	$2,900	$3,070
Accrued workers’ compensation	2,579	2,705
Accrued restructuring charges	1,687	2,032
Accrued professional fees	1,006	837
Other	2,389	4,244

Total	$10,561	$12,888

4. Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test all existing goodwill for impairment at least annually and more frequently if circumstances require. The Company’s policy is to test goodwill for impairment on an annual basis. The Company tested the goodwill for impairment in the third quarter of fiscal year 2006, resulting in no impairment being recorded. As of April 1, 2007 and December 31, 2006, the Company had $13.3 million of goodwill.
The identifiable intangible assets of the Company represent acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $21.1 million and $20.5 million as of April 1, 2007 and December 31 2006, respectively. Under the provisions of SFAS No. 142, the Company amortizes intangible assets with definite lives, such as customer relationship intangible assets, over their estimated useful lives. The Company evaluates the remaining useful life of its customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization expense related to intangible assets was $0.6 million for each of the thirteen weeks ended April 1, 2007 and April 2, 2006. Annual amortization expense is expected to be $2.3 million for each fiscal year from 2007 through 2009 and $1.0 million in fiscal year 2010.
5. Accounting for Stock-Based Compensation
At April 1, 2007, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentives awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan was 11.8 million, of which 2.6 million shares are available for future grants at April 1, 2007.
Total stock-based compensation expense was $0.4 million for each of the thirteen weeks ended, April 1, 2007 and April 2, 2006. The recognized tax benefit was $0.2 million and $0.1 million, respectively, for the thirteen weeks ended April 1, 2007 and April 2, 2006. As of April 1, 2007, there was $2.0 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately three years.
Options to purchase common shares were granted with an exercise price equal to the average of the high and low market price of the Company’s common shares on The NASDAQ Stock Market, Inc. on the date of the grant. Effective April 4, 2007, the 2005 Incentive Stock Plan was amended to provide that the fair value for future option grants would be the closing price of the common shares on The NASDAQ Stock Market, Inc. on the date of grant. Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
During the thirteen weeks ended April 1, 2007, and April 2, 2006, respectively, the Company awarded 100,000 and 393,999 non-vested common shares to employees at a weighted average value per share of $4.55 and $1.92, respectively. The majority of the non-vested common shares vest two years from the grant date.
A summary of the Company’s non-vested common share grant activity during the thirteen weeks ended April 1, 2007 is presented below:

		Weighted Average
		Exercise Price Per	Aggregate
	Number of Shares	Share	Intrinsic Value
Outstanding on December 31, 2006	370,929	$—
Granted	100,000	—
Exercised	—	—
Forfeited/Cancelled	—	—

Outstanding on April 1, 2007	470,929	—	$2,187

Exercisable on April 1, 2007	—	—	—
A summary of the Company’s stock option grant activity during the thirteen weeks ended April 1, 2007 is presented below:

			Weighted Average
	Number of	Grant Price Range	Exercise Price Per	Aggregate
	Options	Per Share	Share	Intrinsic Value
Outstanding on December 31, 2006	7,261,965	$0.85 - $16.75	$2.15
Granted	156,708	$3.71 - $4.60	3.99
Exercised	(125,699)	$0.86 - $3.57	2.08
Forfeited/Cancelled	(36,148)	$2.81 - $6.50	4.22
Outstanding on April 1, 2007	7,256,826	$0.85 - $16.75	2.18	$19,092

Exercisable on April 1, 2007	3,223,722	$0.85 - $16.75	2.92	$6,762

6. Comprehensive Income (Loss)
Comprehensive income (loss) for the thirteen weeks ended April 1, 2007 and April 2, 2006, respectively, is as follows:

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006
Net income (loss)	$15,215	$(741)
Foreign currency translation gain	167	38

Total comprehensive income (loss)	$15,382	$(703)

Foreign currency translation gain relates to the impact of a change in exchange rates on net assets located in the Philippines.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
7. Legal Proceedings
In addition to the Company’s pending dispute with the Internal Revenue Service described in Note 10, the Company is subject to lawsuits, governmental investigations and claims arising out of the normal conduct of its business. Management does not believe that the outcome of any pending claims will have a material adverse effect on the Company’s business, results of operations, liquidity, or financial condition. Although management does not believe that any such proceeding will result in a material adverse effect, no assurance to that effect can be given.
8. Debt
On October 31, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (Restated LaSalle Credit Agreement) with LaSalle Bank National Association (LaSalle), as agent, and the financial institutions from time to time parties thereto as lenders. Under the terms of the Restated LaSalle Credit Agreement, LaSalle agreed, among other things, to provide the Company with a $25 million revolving loan facility which would have expired in October 2008, reduce the interest rates and other fees, amend the financial covenants and release the guarantee that had been provided by Theodore G. Schwartz, the Chairman of the Board of the Company.
On March 3, 2006, the Company and LaSalle entered into an amendment (Amendment No. 1) to the Restated LaSalle Credit Agreement. Amendment No. 1 was effective as of February 21, 2006. Under the terms of Amendment No. 1, LaSalle agreed to relieve the Company of its obligation to comply with the excess availability covenant in the Restated LaSalle Credit Agreement through April 30, 2006. This covenant reduced the Company’s borrowing capacity pending achievement of first quarter operating results. Subsequently, the Company successfully met the requirements set forth in the Restated LaSalle Credit Agreement, and the excess availability requirement no longer applied.
On April 25, 2006, the Company and LaSalle entered into a second amendment (Amendment No. 2) to the Restated LaSalle Credit Agreement. Amendment No. 2 was effective as of April 2, 2006. Under the terms of Amendment No. 2, LaSalle agreed to amend certain financial covenants related to capital expenditures. The amendment clarified that the Company’s fixed charge coverage covenant calculation would not be impacted by the amount of the leasehold improvement allowance provided to the Company by the landlord for its Green Bay facility.
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
On October 25, 2006, the Company and LaSalle entered into a fourth amendment (Amendment No. 4) to the Restated LaSalle Credit Agreement. Amendment No. 4 was effective as of October 1, 2006. Under the terms of Amendment No. 4, LaSalle agreed to increase the maximum amount which could be borrowed under the Restated LaSalle Credit Agreement from $25 million to $27.5 million, amend the definitions of capital expenditures, EBITDA and special litigation reserve, amend certain financial covenants, including the tangible net worth, maximum cash restructuring charge and fixed charge coverage covenants, and to eliminate the interest coverage covenant.
On November 10, 2006, the Company and LaSalle entered into a fifth amendment (Amendment No. 5) to the Restated LaSalle Credit Agreement. Under the terms of Amendment No. 5, LaSalle agreed to increase the maximum amount that could be borrowed under the revolving loan facility from $27.5 million to $30 million and to reduce certain reserve requirements under the Restated LaSalle Credit Agreement through December 31, 2006.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
On December 5, 2006, the Company and LaSalle entered into a sixth amendment (Amendment No. 6) to the Restated LaSalle Credit Agreement. Under the terms of Amendment No. 6, LaSalle agreed to increase the maximum revolving loan limit from $30 million to $35 million on December 5, 2006 and ultimately to $37.5 million on April 1, 2007 through the addition of three special accommodations (Special Accommodations) totaling $12.5 million. The maximum revolving loan limit consisted of two components and the Company could have borrowed: (i) up to $30 million, decreasing to $25 million on January 1, 2007, based on the amount of eligible accounts receivable from its clients; and (ii) an additional $5 million, increasing to $10 million on January 1, 2007 and further increasing to $12.5 million on April 1, 2007 under the Special Accommodations. The Special Accommodations and the maximum revolving loan limit would have begun to reduce monthly on July 31, 2007 by an amount specified in the Restated LaSalle Credit Agreement as amended by Amendment No. 6; provided that the maximum revolving loan limit would never be less than $27.5 million. Since the Special Accommodations were not dependent on the amount of the Company’s eligible accounts receivable from clients, based on management’s expectations on December 5, 2006, Amendment No. 6 increased the Company’s borrowing capacity under the Restated LaSalle Credit Agreement by $5 million as of December 5, 2006 and $10 million as of January 1, 2007 and would have increased the Company’s borrowing capacity by $12.5 million as of April 1, 2007.
Under the terms of Amendment No. 6 to the Restated LaSalle Credit Agreement, LaSalle also agreed to adjust certain financial covenants by amending the definitions of capital expenditures, EBITDA and fixed charges, eliminate the tangible net worth covenant, add an EBITDA covenant and a leverage covenant, and amend certain other covenants, including the maximum restructuring cash disbursements covenant, and fixed charge coverage covenant.
The Company’s ability to borrow under the Restated LaSalle Credit Agreement, as amended by Amendment No. 6, depended on the amount of eligible accounts receivable from its clients and there were limitations on the concentration of these accounts with a single client. In addition, LaSalle retained certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services’ proposed adjustment to the Company’s 2002 tax return described in Note 10.
Other restrictive covenants in the Restated LaSalle Credit Agreement, as amended by Amendment No. 6, limited the Company’s ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.
Borrowings under the Restated LaSalle Credit Agreement, as amended by Amendment No. 6, incurred a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated LaSalle Credit Agreement. Borrowings under the Special Accommodations bore a higher rate of interest than borrowings under the revolving loan facility. The loans provided under the Restated LaSalle Credit Agreement, as amended by Amendment No. 6, were secured principally by a grant of a security interest in all of the Company’s personal property and fixtures. In addition, the Company paid a commitment fee on the unused portion of the revolving loan facility as well as fees on $4.0 million of outstanding letters of credit.
On January 31, 2007, the Company and LaSalle entered into: (i) a Second Amended and Restated Loan and Security Agreement (Second Restated LaSalle Credit Agreement); and (ii) a Second Lien Loan and Security Agreement (Second Lien Loan Agreement.) The Second Restated LaSalle Credit Agreement provides the Company with a $27.5 million revolving loan facility (Revolving Loan Facility) which expires in October 2010 and the Second Lien Loan Agreement provides the Company with a $15 million term loan which matures in January 2011 (Term Loan.) The proceeds of the term loan were used to repay indebtedness of the Company under the Restated LaSalle Credit Agreement, dated October 31, 2005, as amended.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
The Company’s ability to borrow under the Revolving Loan Facility depends on the amount of eligible accounts receivable from its clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services’ proposed adjustment to the Company’s 2002 tax return described in Note 10. Borrowings under the Revolving Loan Facility incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Second Restated LaSalle Credit Agreement. The Revolving Loan Facility is secured principally by a grant of a first priority security interest in all of the Company’s personal property and fixtures, including its accounts receivable. In addition, the Company pays a commitment fee on the unused portion of the Revolving Loan Facility, as well as fees on outstanding letters of credit.
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
The Second Restated LaSalle Credit Agreement and the Second Lien Loan Agreement contain certain financial covenants including limits on the amount of cash restructuring charges, and maintenance of maximum fixed charge coverage ratios, minimum earnings before interest, taxes, depreciation and amortization, and maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. Other covenants in the Second Restated LaSalle Credit Agreement and Second Lien Loan Agreement restrict the amount the Company can spend on capital expenditures, prohibit (with limited exceptions) the Company from incurring additional indebtedness, repurchasing outstanding common shares, creating liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments.
On February 5, 2007, LaSalle assigned all of its rights and obligations as the agent and lender under the Second Lien Loan Agreement to an unaffiliated third party.
Borrowings under the Revolving Loan Facility and the Term Loan totaled $8.8 million and $15.0 million, respectively, as of April 1, 2007. Interest rates on the Company’s borrowings during the thirteen weeks ended April 1, 2007 ranged from 7.82% to 8.5% under the Revolving Loan Facility and 12.57% to 12.75% under the Term Loan. The Company had $7.2 million of unused borrowing capacity under the Revolving Loan Facility as of April 1, 2007. The Company was in compliance with its financial covenants as of April 1, 2007. Given the Company’s first quarter 2007 operating results for the thirteen weeks ended April 1, 2007 and its revised financial outlook for the remainder of the year, it is possible that the Company may need to approach its lenders regarding amending or temporarily waiving future compliance with the existing financial covenants in its loan agreements. While the Company has no reason to believe that it will not be able to obtain the necessary changes to these covenants on terms satisfactory to it, there can be no assurance that the Company will obtain such relief or that it can do so on favorable terms.
The Company expects that its cash balances, cash flow from operations and available borrowings under its loan agreements will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. A significant change in operating cash flow, a failure to sustain profitability or an adverse outcome in the Company’s pending dispute with the Internal Revenue Service described in Note 10 could have a material adverse effect on its liquidity and its ability to comply with the covenants in its loan agreements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
9. Restructuring and Other Charges
No restructuring charges were taken during the thirteen weeks ended April 1, 2007 and April 2, 2006. Minor reversals of restructuring charges associated with prior year restructuring initiatives were recorded during each period.
2006 Restructuring Initiatives
Cash payments of $0.1 million related to fiscal year 2006 restructuring were made for the thirteen weeks ended April 1, 2007. Restructuring charges for fiscal year 2006 included the closure of four customer care centers with approximately 960 workstations, as well as additional charges related to the July 2005 restructuring as a result of delays in subletting space in our corporate office in Deerfield, Illinois. Remaining cash payments of $1.3 million, primarily related to lease termination costs are payable through 2008.
2005 Restructuring Initiatives
Cash payments of $0.6 million related to the July 2005 restructuring plan were made for the thirteen weeks ended April 2, 2006. The July 2005 restructuring plan included costs associated with the reduction of our corporate office space in Deerfield, Illinois and the closure of seven additional customer care centers. Remaining cash payments of $1.2 million, primarily related to lease termination costs are payable through 2008.
Following is a summary of the activity for the thirteen weeks ended April 1, 2007 in current and long-term reserves established in connection with the Company’s restructuring initiatives:

	December 31,	Charges	Cash	April 1,
	2006	(Reversals)	Payments	2007
Restructuring initiatives prior to 2005:	$2	$(2)		—
2005 restructuring initiatives:
Lease obligations and other costs	1,731		$(578)	$1,153
2006 restructuring initiatives:
Employee severance costs	6		(6)	—
Lease obligations and other costs	1,438		(96)	1,342

Total	$3,177	$(2)	$(680)	$2,495

10. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company records a reserve for tax contingencies unless it believes it is more likely than not that the deductions giving rise to these contingencies will be sustained if challenged by taxing authorities.
As of December 31, 2006 and April 1, 2007, the Company is in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred from the exited outbound customer acquisition business. Due to the uncertainty in the Company’s ability to realize the benefit of its deferred tax assets a valuation allowance of $25.2 million was established as of December 31, 2006.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
In October 2003, the Company received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of its remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service (IRS) audited the Company’s 2002 tax return and proposed an adjustment that would disallow this deduction. The Company believed that it had sufficient support for the deduction and on November 30, 2005, it filed a protest contesting the proposal adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer.
On March 27, 2007, the Company received written notification from the Appeals Officer that the IRS had reviewed the technical merits of the Company’s position and was proposing to allow the deduction in its entirety. Ultimate settlement of this matter is pending a review by the Joint Committee on Taxation. Based upon the current status of the appeal and the IRS’s acceptance of the revised technical merits supporting its deduction, the Company believes it is more likely than not that it will be successful and that the deduction will be allowed in full. Therefore, it has reversed the reserve of $17.6 million, including potential interest, related to this issue as of April 1, 2007. The Company expects final resolution of this matter by fiscal year end 2007.
A tax benefit of $0.9 million and a related deferred tax asset associated with the pre-tax loss incurred for the thirteen weeks ended April 1, 2007 were offset with a corresponding valuation allowance. This results in an effective income tax rate of 0% for the thirteen weeks ended April 1, 2007, excluding the impact of the reversal of the reserve for ITI. The effective tax rate was 10.6% for the thirteen weeks ended April 2, 2006.
At the adoption date of January 1, 2007 of FIN 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109,” the Company had $17.8 million of unrecognized tax benefits, all of which would impact its effective tax rate if recognized. At April 1, 2007, the Company had $0.2 million of unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 and $2.6 million accrued for interest for penalties at April 1, 2007 and December 31, 2006, respectively. The tax years 2005 — 2006 remain subject to examination by the tax authorities.
11. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the thirteen weeks ended April 1, 2007 and April 2, 2006.

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006
	(In thousands, except earnings per
	share)

Net income (loss)	$15,215	$(741)

Shares used in basic per share calculation	49,534	49,455
Effects of dilutive securities
Stock options	988	—
Non-vested stock	471	—

Shares used in diluted per share calculation	50,993	49,455

Net income (loss) per share:
Basic	$0.31	$(0.01)

Diluted	$0.30	$(0.01)

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
12. Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The restructuring reserves provided for the write-off of property and leasehold improvements from the July 2005 restructuring plan outstanding as of January 1, 2006 have been reclassified as a reduction of property and equipment.
For the thirteen weeks ended April 2, 2006, $0.2 million of expenses related to workforce management were reclassified to cost of services to more appropriately reflect the nature of these expenses. These costs were previously included as a component of selling, general and administrative expenses.
13. Subsequent Events
In May 2007, the Company approved a restructuring proposal primarily related to downsizing its Tucson, Arizona customer care center and the reduction in overhead expenses. The Company expects to cease operations in approximately 50% to 70% of the Tucson facility, which will result in a $1.0 to $2.0 million restructuring charge in the second quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report and the audited consolidated financial statements of the Company which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our management’s discussion and analysis contains “forward-looking statements”. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events and are subject to known and unknown risks and uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. See “Forward Looking Statements and Factors That May Affect Future Results” on page 3 of this Quarterly Report on Form 10-Q.
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, communication, business services, financial services, publishing, and travel and entertainment industries. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international, and client-owned locations. As of April 1, 2007, we operated eight customer care centers in the United States, one of which is a client-owned facility, and four off-shore customer care centers in the Philippines. One of our off-shore centers is a temporary facility with approximately 500 seats, which was leased to accommodate client demand while we built a 1,900 seat third facility, the first phase of which opened in late March 2007. As of April 1, 2007, the domestic operations consisted of approximately 4,600 workstations and the off-shore operations consisted of approximately 2,200 workstations.
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
In July 2005, we announced our strategic realignment to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a limited number of key industries, improve near-term financial performance and position ourselves for long-term growth and profitability. By the end of 2005, we had exited virtually all of our outbound customer acquisition business and restructured operations by closing twelve domestic customer care centers (including space located in our corporate offices in Deerfield, Illinois) focused primarily on outbound customer acquisition services.
During 2006, we remained committed to providing high quality services, optimizing our operations, improving cash flow and returning our business to profitability. We opened our second customer care center in the Philippines in April 2006 and invested heavily in the construction and build-out of our third Philippine facility. During the third quarter of 2006, we completed our strategic realignment closing an additional four customer care centers. From January 2005 through October 2006, we closed 16 domestic customer care centers and exited approximately $39.8 million in outbound customer acquisition business. During this same period, we aggressively grew our off-shore capacity in the Philippines and increased our off-shore revenue.
First-Quarter 2007
As we entered 2007, we remained committed to executing on our long-term high level growth strategy to aggressively grow our higher margin off-shore business while continuing to optimize the contribution of our domestic capacity. In March 2007, we completed construction on the first phase of our third facility in the Philippines. We are in the process of transitioning operations from the temporary facility to our new third permanent facility in the Philippines. We currently expect this transition to be completed by June 30, 2007 at which time we will exit the temporary facility. We expect to continue to build-out the seat capacity of this facility in the Philippines over the balance of 2007. In addition, as we endeavor to improve the efficiency of our domestic capacity we will relocate our Corpus Christi, Texas employees to a smaller facility and downsize our Tucson, Arizona customer service center. We expect to take a $1 to $2 million restructuring charge in the second quarter primarily related to the capacity reduction in Tucson.
Our operating results in the first quarter largely reflect the anticipated ramp-down of our Medicare Part D business, the exit from a large telecommunications client in June 2006 and the impact of the delayed opening of our third site in the Philippines combined with our inability to add additional capacity in our temporary Philippines site. During the quarter we saw favorable developments in our ongoing IRS appeal regarding the deduction we took in 2002 when we wrote-off our remaining investment in ITI Holdings for tax purposes. During the 2007 first quarter, we were notified that the IRS appeals officer has recommended to the Joint Committee on Taxation that we be allowed the full deduction we had originally claimed. As a result, we believe it is more likely than not that this matter will be favorably resolved and we reversed the previously accrued liability, resulting in a $17.6 million tax benefit. We anticipate a final resolution of this matter by year-end that we expect will ultimately eliminate a significant contingency for the Company and enhance our borrowing capacity. For more information, see Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of the financial statements and often require significant and complex judgments by us, employing the use of estimates and judgments on matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates and judgments in these areas based on historic experience and other relevant factors. The estimates as of the date of the financial statements reflect our best judgment giving consideration to all currently available facts and circumstances. We believe our estimates and judgments are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. We have used methodologies that are consistent from year to year in all material respects, except where we have adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109,” (FIN 48) issued on July 13, 2006 and effective for fiscal years beginning after December 15, 2006, as described in Note 2 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We have identified the following accounting policies and estimates that we believe are most critical in the preparation of our condensed consolidated financial statements: revenue recognition, cost of services, accounting for long-lived assets, goodwill and other intangible assets, restructuring charges, allowance for doubtful accounts, accounting for employee benefits, accounting for stock-based compensation and income taxes. For details concerning these critical accounting policies and estimates see Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 3 to our audited consolidated financial statements which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Any deviation from these policies or estimates could have a material impact on our condensed consolidated financial statements.

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen weeks ended April 1, 2007 and April 2, 2006, respectively. Certain additional components of net revenue and cost of services have been included as we believe they would enhance an understanding of our results of operations.

	Thirteen Weeks Ended
	April 1,	April 2,	Fav (Unfav)
	2007	2006	% Change
Net Revenue:
Domestic	$42,327	$54,481	(22.3)%
Off-shore	10,057	6,242	61.1

Total net revenue	52,384	60,723	(13.7)

Cost of Services:
Direct labor	29,621	34,873	15.1
Other facility expenses	16,446	18,374	10.5

Total cost of services	46,067	53,247	13.5

Percentage of revenue	87.9%	87.7%	—

Gross profit	6,317	7,476	(15.5)
Gross profit margin	12.1%	12.3%	—

Operating Expenses:
Selling, general & administrative expenses	7,893	7,890	(0.0)
Reversals of restructuring and other charges	(2)	(13)	84.6

Total operating expenses	7,891	7,877	(0.2)

Operating loss	(1,574)	(401)	*

Other income	(47)	(28)	67.9
Interest expense	838	456	(83.8)

Loss before income taxes	(2,365)	(829)	*
Income tax benefit	(17,580)	(88)	*

Net income (loss)	$15,215	$(741)	* %

*	Means that the percentage change is not meaningful
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

	Thirteen Weeks Ended (1)
	April 1,	April 2,	Fav (Unfav)
	2007	2006	% Change
	(Dollars in thousands except
	statistical data and notes)
EBITDA (2)	$1,697	$2,642	(35.8)%
Free cash flow (3)	(1,380)	1,702	(181.1)

Statistical information:
Number of customer care centers:
Domestic	8	12
Off-shore (4)	4	1

Total	12	13

Number of workstations:
Domestic	4,600	5,408
Off-shore	2,205	1,219

Total	6,805	6,627

Annualized net weighted average revenue per workstation:
Domestic	$36,087	$40,774
Off-shore	18,950	20,482
Total	30,748	37,006
Notes to Non-GAAP Financial Measures

(1)	We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to March 31.

(2)	We define EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation and amortization, and interest expense. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance, including measuring management incentive plans. We believe that EBITDA is of interest to our investors and analysts to be able to evaluate our financial results using the same measures we use.
EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income (loss) or cash flow from operations data as measured in accordance with GAAP. The items excluded from EBITDA are significant components of our statements of operations and must be considered in performing a comprehensive assessment of our overall financial results.
EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006
	(Dollars in thousands)
Net income (loss)	$15,215	$(741)

Interest expense	838	456
Benefit for income taxes	(17,580)	(88)
Depreciation and amortization	3,224	3,015

EBITDA	$1,697	$2,642

(3)	We define free cash flow as EBITDA less capital expenditures. We use free cash flow, in addition to net cash provided by (used in) operating activities, to assess our liquidity and performance. We believe that free cash flow is of interest to our investors and analysts in relation to our debt covenants as capital expenditures are a significant use of our cash and our future performance will depend on our ability to continue to fund our growth.
Free cash flow does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for cash from operating activities as measured in accordance with GAAP. The items excluded from free cash flow are significant components of our statements of operations and statements of cash flows and must be considered in performing a comprehensive assessment of our overall financial results.

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006
	(Dollars in thousands)
EBITDA	$1,697	$2,642
Capital expenditures	(3,077)	(2,060)
Leasehold improvements funded by landlord	—	1,120

Free Cash Flow	$(1,380)	$1,702

Free cash flow can be reconciled to the net cash provided by (used in) operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(1,861)	$2,545

Purchase of property and equipment	(3,077)	(940)
Income tax benefit	(17,580)	(88)
Interest expense	838	456
Gain on sale of property and equipment	43	—
Income taxes payable	17,580	(142)
Changes in operating assets and liabilities	3,071	(36)
Increase in deferred income taxes	—	254
Stock compensation expense	(396)	(360)
Reversals of non-cash restructuring charges	2	13

Free Cash Flow	$(1,380)	$1,702

(4)	One of our off-shore centers is a temporary facility with approximately 500 seats, which we leased to accommodate client demand while we built a 1,900 seat third facility, the first phase of which opened in late March 2007. We are in the process of transitioning operations from the temporary facility to our new permanent facility in the Philippines. We currently expect this transition to be completed by June 30, 2007 at which time we will exit the temporary facility.

Comparison of Results of Operations for the Quarters Ended April 1, 2007 and April 2, 2006
Net revenue was $52.4 million for the thirteen weeks ended April 1, 2007, down 13.7% from $60.7 million for the thirteen weeks ended April 2, 2006. This decrease is the result of lower domestic revenues, largely attributable to the exit of a large telecommunications client during fiscal 2006 and the anticipated ramp-down in our Medicare Part D business. The 22.3% year-over-year decrease in domestic revenue more than offset the 61.1% increase in our off-shore revenue which was primarily driven by growth in our healthcare and publishing business.
Cost of services decreased $7.1 million or 13.5%, to $46.1 million for the thirteen weeks ended April 1, 2007, from $53.2 million for the thirteen weeks ended April 2, 2006. The decrease is due to a reduction in domestic labor costs, lower domestic facility expenses resulting from the closure of four domestic customer care centers in 2006, and lower telecommunication expenses. This decrease in domestic cost of services was partially offset by increases in off-shore labor costs, higher fixed operating costs resulting from the opening of additional Philippine customer care centers in 2006 and 2007, and other expenses resulting from the anticipated ramp up of new off-shore business. As a percentage of revenue, cost of services remained stable at 87.9% for the thirteen weeks ended April 1, 2007 compared to 87.7% for the thirteen weeks ended April 2, 2006.
Gross profit for the thirteen weeks ended April 1, 2007 decreased 15.5% to $6.3 million from $7.5 million for the thirteen weeks ended April 2, 2006. Gross profit margins decreased to 12.1% for the thirteen weeks ended April 1, 2007, from 12.3% for the thirteen weeks ended April 2, 2006, as the benefit of higher contribution from off-shore revenue and lower domestic operating costs was more than offset by decreased domestic revenue contribution and high off-shore operating costs.
Selling, general and administrative expenses remained flat at $7.9 million for each of the thirteen weeks ended, April 1, 2007 and April 2, 2006, due to the Company’s continuing efforts to maintain expense control.
Operating loss increased $1.2 million from $0.4 million for the thirteen weeks ended April 2, 2006 to $1.6 million for the thirteen weeks ended April 1, 2007. This increase is due primarily to the decline in gross profit for the thirteen weeks ended April 1, 2007, for the reasons noted above.
EBITDA decreased $0.9 million from $2.6 million for the thirteen weeks ended April 2, 2006, to $1.7 million for the thirteen weeks ended April 1, 2007. This decrease is due to the decline in gross profit for the thirteen weeks ended April 1, 2007, as previously discussed. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
In October 2003, we received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of our remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service (IRS) audited our 2002 tax return and proposed an adjustment that would disallow this deduction. We believed that we had sufficient support for the deduction and on November 30, 2005, we filed a protest contesting the proposal adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer. On March 27, 2007, we received written notification from the Appeals Officer that the IRS had reviewed the technical merits of our position and was proposing to allow the deduction in its entirety. Ultimate settlement of this matter is pending a review by the Joint Committee on Taxation. Based upon the current status of the appeal and the IRS’s acceptance of the revised technical merits supporting our deduction, we believe it is more likely than not that we will be successful and that the deduction will be allowed in full. Therefore, we have reversed the reserve of $17.6 million, including potential interest, related to this issue as of April 1, 2007. We expect final resolution of this matter by fiscal year-end 2007. See Item 1A of Part II of this Quarterly Report on Form 10-Q under the caption “Our business may be affected by our cash flows from operations and our ability to comply with debt covenants.”
The tax benefit associated with the loss before income taxes incurred for the thirteen weeks ended April 1, 2007 of $0.9 million and the related deferred tax asset were offset with a corresponding valuation allowance. For more information on the recording of the valuation allowance, see Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. This resulted in an effective income tax rate of 0% for the thirteen weeks ended April 1, 2007, excluding the impact of the reversal of the reserve for ITI. The effective tax rate for the thirteen weeks ended April 2, 2006 was 10.6%.
Net income was $15.2 million for the thirteen weeks ended April 1, 2007, as compared to a net loss of $0.7 million for the thirteen weeks ended April 2, 2006 largely as a result of the $17.6 million tax benefit as discussed above. Loss before income taxes increased $1.6 million from $0.8 million for the thirteen weeks ended April 2, 2006, to $2.4 million for the thirteen weeks ended April 1, 2007. This increase is due primarily to the previously noted decline in gross profit for the thirteen weeks ended April 1, 2007 and increased interest expense related to additional borrowings to fund growth in our off-shore operations.
Liquidity and Capital Resources
Bank Financing
We are party to two separate loan agreements which provide the Company with a $27.5 million revolving loan facility which expires in October 2010 (the “Revolving Credit Facility”) and a $15 million term loan which matures in January 2011 (the “Term Loan”). Our ability to borrow under the Revolving Credit Facility depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, our lender retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services’ proposed adjustment to our 2002 tax return which is described above. Our current loan agreements require us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments. These limitations may affect our liquidity and limit our ability to make capital expenditures. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreements. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreements or, in the event of non-compliance, that we will be able to obtain waivers or amendments from our lenders.
Borrowings under the Revolving Loan Facility and the Term Loan totaled $8.8 million and $15.0 million, respectively, as of April 1, 2007. We had $7.2 million of unused borrowing capacity under the Revolving Loan Facility as of April 1, 2007. We were in compliance with our financial covenants under our loan agreements as of April 1, 2007. Given our first quarter 2007 operating results for the thirteen weeks ended April 1, 2007 and our revised financial outlook for the remainder of the year, it is possible that we may need to approach our lenders regarding amending or temporarily waiving future compliance with the existing financial covenants in our loan agreements. While we have no reason to believe that we will not be able to obtain the necessary changes to these covenants on terms satisfactory to us, there can be no assurance that we will obtain such relief or that we can do so on favorable terms.
We expect that our cash balances, cash flows from operations and available borrowings under our loan agreements will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. Our cash flow is significantly impacted by our ability to collect our clients’ accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations. A significant change in operating cash flow, a failure to sustain profitability or an adverse outcome in our pending dispute with the Internal Revenue Service could have a material adverse effect on our liquidity and our ability to comply with the covenants in our loan agreements. See Item 1A of Part II of this Quarterly Report on Form 10-Q under the caption “Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants.”

The following table sets forth our condensed consolidated statements of cash flow data for the thirteen weeks ended April 1, 2007 and April 2, 2006, respectively.

	Thirteen Weeks Ended
	April 1,	April 2,
	2007	2006
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(1,861)	$2,545
Net cash used in investing activities	(3,063)	(940)
Net cash provided by (used in) financing activities	5,274	(1,039)
Effect of exchange rate changes on cash	9	(36)

Net change in cash and cash equivalents	$359	$530

Operating Activities
Net cash used in operating activities increased $4.4 million for the thirteen weeks ended April 1, 2007, as compared to the thirteen weeks ended April 2, 2006. The increase is due to a decline in gross profit driven by lower domestic revenue, partially offset by an increase in off-shore revenue, increased labor and facility costs from our off-shore operations, and increased interest expense driven by higher debt levels to fund the build-out of our third facility in the Philippines.
Investing Activities
Net cash used in investing activities increased to $3.1 million for the thirteen weeks ended April 1, 2007, as compared to $0.9 million for the thirteen weeks ended April 2, 2006. Spending for the thirteen weeks ended April 1, 2007 primarily included capital expenditures for our third customer care center in the Philippines. Spending for the thirteen weeks ended April 2, 2006 primarily related to the build-out and relocation of our customer care center in Green Bay, Wisconsin, offset by funding from the landlord, and costs for our second Philippine customer care center.
Financing Activities
Net cash provided by financing activities for the thirteen weeks ended April 1, 2007 primarily relates to borrowings under the Term Loan to fund growth in our off-shore operations, offset by payments against the Revolving Loan Facility. Net cash used in financing activities for the thirteen weeks ended April 2, 2006 relates to payments against the Revolving Loan Facility.
Free Cash Flow
Free cash declined $3.1 million from $1.7 million for the thirteen weeks ended April 2, 2006 to a negative $1.4 million for the thirteen weeks ended April 1, 2007. The decline is due to an increase in net capital expenditures of $2.1 million driven by the funding of the build-out of our third customer care center in the Philippines, and lower operating profit driven primarily by lower domestic revenues. More information concerning this non-GAAP financial measure including the definition of free cash flow and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. The Company’s Revolving Loan Facility and Term Loan bear interest at floating rates, subjecting the Company to interest rate risk. To date, the impact from interest rate and foreign currency exchange rate fluctuations has not been material. It is common practice to mitigate these risks with hedging strategies and derivative instruments. We currently do not use derivatives to manage these risks, but will continue to monitor market conditions and our exposure to currency exchange risk to determine if such instruments would be beneficial in the future.
We prepared a sensitivity analysis of our average debt for the thirteen weeks ended April 1, 2007, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not have significantly increased interest expense. The sensitivity analysis assumes no changes in our financial structure.
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
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1A. Risk Factors
For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Except as set forth below, there have been no material changes to these risk factors since that report.
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
Our current loan agreements provide the Company with a $27.5 million Revolving Loan Facility which expires in October 2010 and a $15 million Term Loan which matures in January 2011. Our ability to borrow under the Revolving Credit Facility depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, our lender retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services’ proposed adjustment to our 2002 tax return which is described below. Our current loan agreements require us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments. These limitations may affect our liquidity and limit our ability to make capital expenditures. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreements. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreements or, in the event of non-compliance, that we will be able to obtain waivers or amendments from our lenders. Given our first quarter 2007 operating results and our revised financial outlook for the remainder of the year, it is possible that we may need to approach our lenders regarding amending or temporarily waiving future compliance with the existing financial covenants in our loan agreements. While we have no reason to believe that we will not be able to obtain the necessary changes to these covenants on terms satisfactory to us, there can be no assurance that we will obtain such relief or that we can do so on terms that will be favorable to us.
In October 2003, we received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of our remaining investment in ITI Holdings, Inc. The Internal Revenue Service audited our 2002 tax return and proposed an adjustment that would disallow this deduction. We believe that we have sufficient support for the deduction and on November 30, 2005, we filed a protest contesting the proposal adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer. On March 27, 2007, we received written notification from the Internal Revenue Service Appeals Officer that the IRS had reviewed the technical merits of our position and was proposing to allow the deduction in its entirety. Ultimate resolution of this matter is pending a review of the Joint Committee on Taxation. Based on the current status of the appeal, we now believe that it is more likely than not that we will be successful and that the deduction will be allowed in full. Accordingly, we have reversed the reserve of $17.6 million, including potential interest, related to this issue as of April 1, 2007 and recognized the income tax benefit related to this deduction. While we believe it is unlikely, should we not prevail in this matter, we may be required to pay some or all of the previously received refund of $11.6 million, as well as interest related thereto. The timing of any such repayment could have a material adverse effect on our liquidity, require us to seek additional financing to fund the repayment, and result in a default under our loan agreements. There can be no assurance that we will be able to get access to the necessary funds on acceptable terms.
A significant change in operating cash flow, a failure to sustain profitability or an adverse outcome in our pending dispute with the IRS could have a material adverse effect on our liquidity and our ability to comply with the covenants in our loan agreements.

Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc. and Subsidiaries
Date: May 11, 2007	By:	/s/ Robert J. Keller
Robert J. Keller
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2007	By:	/s/ George H. Hepburn III
George H. Hepburn III
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2007	By:	/s/ Joseph R. Doolan
Joseph R. Doolan
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description
3.1	Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

3.2
Certificate of Amendment of the Amended and Restated Bylaws of APAC Customer Services, Inc. as amended March 10, 2004, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

10.1	Second Amended and Restated Loan and Security Agreement, dated January 31, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 5, 2007.

10.2	Second Lien Loan and Security Agreement, dated January 31, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 5, 2007.

10.3	APAC Customer Services, Inc. Amended and Restated 2005 Incentive Stock Plan, effective April 4, 2007.

10.4	Form of APAC Customer Services, Inc. Non-Employee Director Stock Option Agreement (revised 2007).

10.5	Form of APAC Customer Services, Inc. Employee Stock Option Agreement (revised 2007).

10.6	Form of APAC Customer Services, Inc. Restricted Stock Award Agreement (revised 2007).

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.