Form 10-Q
period 2007-07-01
APAC CUSTOMER SERVICE INC
filed 2007-08-10
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 1, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition Period From ____ to ____
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
Yes ☐       No ☑
There were 50,253,296 common shares, $0.01 par value per share, outstanding as of July 1, 2007.

INDEX

			Page

Forward-Looking Statements and Factors That May Affect Future Results			3

Part I.	Financial Information		5

	Item 1.	Condensed Consolidated Financial Statements (Unaudited):	5

		Condensed Consolidated Balance Sheets as of July 1, 2007 and December 31, 2006	5

		Condensed Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 1, 2007 and July 2, 2006	6

		Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 1, 2007 and July 2, 2006	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

Part II.	Other Information		29

	Item 1A.	Risk Factors	29

	Item 4.	Submission of Matters to a Vote of Security Holders	30

	Item 6.	Exhibits	30

Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

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
There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by forward-looking statements including, but not limited to, the following:
➢	Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.

➢
Circumstances outside our control such as typhoons, earthquakes and other acts of God, political instability, equipment malfunction, telephone or data service interruptions, changes in the telecommunications market, war and terrorism could seriously harm our domestic or off-shore business.

➢	Our financial results depend on our ability to effectively manage the capacity of our domestic customer care centers and the growth of our off-shore customer care centers.

➢	Our inability to attract and retain a sufficient number of qualified employees could negatively impact our business.

➢	Our success is subject to the terms of our client contracts.

➢	Our success depends on sustaining a return to profitability.

➢	Our business operates in a highly competitive market.

➢	Our financial results may be affected by risks associated with international operations and expansion, including foreign currency fluctuations.

➢	Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants.

➢	Our business and our clients’ businesses are subject to federal and state regulation and industry standards, including laws and industry standards regarding consumer privacy and information security.

➢	Our success depends on key personnel.

➢	Our principal shareholder can exercise significant control over the Company.

➢	Our liquidity and ability to meet the terms of our current loan agreements could be materially affected should we not prevail in our dispute with the Internal Revenue Service.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 1,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$438	$1,305
Accounts receivable, net	29,377	37,858
Other current assets	5,278	6,717

Total current assets	35,093	45,880

Property and equipment, net	25,332	23,930
Goodwill	13,338	13,338
Other intangible assets, net	7,110	8,070
Other assets	1,565	836

Total assets	$82,438	$92,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,688	$13,778
Current portion of long-term debt	2,200	600
Accounts payable	1,497	2,890
Income taxes payable	220	17,800
Accrued payroll and related items	14,940	14,603
Accrued liabilities	12,004	12,888

Total current liabilities	33,549	62,559

Long-term debt	12,800	4,400
Other liabilities	962	1,789
Commitments and contingencies		—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 50,253,296 and 50,066,628 shares issued at July 1, 2007, and December 31, 2006, respectively; 50,253,296 and 49,866,583 shares outstanding at July 1, 2007, and December 31, 2006, respectively	503	501
Additional paid-in capital	101,894	101,077
Accumulated deficit	(68,069)	(77,849)
Accumulated other comprehensive income	799	280

Treasury shares: 0 and 200,045 shares; at cost at July 1, 2007 and December 31, 2006, respectively	—	(703)

Total shareholders’ equity	35,127	23,306

Total liabilities and shareholders’ equity	$82,438	$92,054

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net revenue	$53,819	$58,236	$106,203	$118,959
Cost of services	49,729	51,127	95,796	104,374

Gross profit	4,090	7,109	10,407	14,585

Operating expenses:
Selling, general and administrative expenses	7,187	7,730	15,080	15,620
Restructuring and other charges	1,559	384	1,557	371

Total operating expenses	8,746	8,114	16,637	15,991

Operating loss	(4,656)	(1,005)	(6,230)	(1,406)
Other (income) expense	(44)	34	(91)	6
Interest expense	812	442	1,650	898

Loss before income taxes	(5,424)	(1,481)	(7,789)	(2,310)
Income tax provision (benefit)	12	(688)	(17,568)	(776)

Net (loss) income	$(5,436)	$(793)	$9,779	$(1,534)

Net (loss) income per share:
Basic	$(0.11)	$(0.02)	$0.20	$(0.03)

Diluted	$(0.11)	$(0.02)	$0.19	$(0.03)

Weighted average number of shares outstanding:
Basic	49,731	49,455	49,632	49,455

Diluted	49,731	49,455	51,241	49,455

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 1,	July 2,
	2007	2006
Operating activities:
Net income (loss)	$9,779	$(1,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,757	6,045
Non-cash restructuring charges	13	371
Deferred income taxes	—	(818)
Stock compensation expense	940	758
Amortized gain on sale leaseback	(94)	—
Loss on sale of property and equipment	53	—
Income taxes payable	(17,580)	—
Change in operating assets and liabilities	6,829	(2,398)

Net cash provided by operating activities	6,697	2,424

Investing activities:
Purchases of property and equipment, net	(7,033)	(4,745)
Net proceeds from sale of property and equipment	15	—

Net cash used in investing activities	(7,018)	(4,745)

Financing activities:
Borrowings on long-term debt	10,000	—
Net (payments) borrowings under revolving credit facility	(11,090)	2,007
Cash received from exercise of stock options	582	—

Net cash (used in) provided by financing activities	(508)	2,007

Effect of exchange rate change on cash	(38)	(130)

Net decrease in cash and cash equivalents	(867)	(444)

Cash and cash equivalents:
Beginning balance	1,305	960

Ending balance	$438	$516

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. The Company’s off-shore customer care centers use their local currency, the Philippine peso, as their functional currency. Assets and liabilities of off-shore customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the period. All inter-company transactions and balances have been eliminated. Operating results for the twenty-six weeks ended July 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007. The balance sheet at July 1, 2007 has been derived from the unaudited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For additional information, refer to the financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to June 30th. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31st.
2. New Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109,” (FIN 48) on July 13, 2006. FIN 48 clarifies Statement 109, “Accounting for Income Taxes,” to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. In applying FIN 48, an entity is required to evaluate a tax position using a two-step process. First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more-likely-than-not that the position will be sustained on examination. Next, the entity should measure the amount of benefit that should be recognized for those tax positions that meet the more-likely-than-not test.
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption resulted in no material adjustment in the liability for unrecognized income tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $2.6 million accrued for interest and $0 accrued for penalties at December 31, 2006. At the adoption date of January 1, 2007, the Company had $17.8 million of unrecognized tax benefits, all of which would impact its effective tax rate if recognized. At July 1, 2007, the Company had $0.2 million of unrecognized tax benefits. For more information, see Note 10.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	July 1,	December 31,
	2007	2006
Deferred rent	$2,881	$3,070
Accrued workers’ compensation	2,141	2,705
Accrued restructuring charges	2,954	2,032
Accrued professional fees	783	837
Other	3,245	4,244

Total	$12,004	$12,888

4. Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test all existing goodwill for impairment at least annually and more frequently if circumstances require. The Company’s policy is to test goodwill for impairment on an annual basis. The Company tested the goodwill for impairment in the third quarter of fiscal year 2006, resulting in no impairment being recorded. As of July 1, 2007 and December 31, 2006, the Company had $13.3 million of goodwill.
The identifiable intangible assets of the Company represent acquired customer relationships and internally developed software. The acquired customer relationships have a gross carrying value of $28.5 million and accumulated amortization of $21.7 million and $20.5 million as of July 1, 2007 and December 31 2006, respectively. The internally developed software has a gross carrying value of $0.4 million and accumulated amortization of $0.1 million as of July 1, 2007. Under the provisions of SFAS No. 142, the Company amortizes intangible assets with definite lives over their estimated useful lives. The Company evaluates the remaining useful life of its acquired customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. The internally developed software intangible assets are amortized on a straight-line basis over an expected benefit of 3 to 5 years. Total amortization expense related to intangible assets was $0.6 million for the thirteen weeks ended July 1, 2007 and July 2, 2006, and $1.2 million for the twenty-six weeks ended July 1, 2007 and July 2, 2006. Annual amortization expense is expected to be $2.4 million for each fiscal year from 2007 through 2009, $1.0 million in fiscal year 2010 and immaterial in fiscal years 2011 and 2012.
5. Accounting for Stock-Based Compensation
At July 1, 2007, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentives awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 2.7 million shares are available for future grants at July 1, 2007.
Total stock-based compensation expense for the thirteen weeks ended July 1, 2007 and July 2, 2006 was $0.5 million and $0.4 million, respectively. The recognized tax benefit was $0.2 million and $0.1 million, respectively, for the same periods. For the twenty-six weeks ended July 1, 2007 and July 2, 2006 total stock-based compensation expense was $0.9 million and $0.8 million, respectively. The recognized tax benefit was $0.4 million and $0.2 million, respectively, for the same periods. As of July 1, 2007, there was $2.0 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately three years.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
A summary of the Company’s non-vested common share grant activity during the twenty-six weeks ended July 1, 2007 is presented below:

		Aggregate
	Number of Shares	Intrinsic Value
Outstanding on December 31, 2006	370,929
Granted	106,000
Exercised	—
Forfeited/Cancelled	(65,611)

Outstanding on July 1, 2007	411,318	$1,000

Exercisable on July 1, 2007	—	—
During the thirteen weeks ended July 1, 2007, and July 2, 2006, the Company awarded 6,000 and 52,411 non-vested common shares to employees at a weighted average value per share of $3.42 and $2.12, respectively. During the twenty-six weeks ended July 1, 2007, and July 2, 2006, the Company awarded 106,000 and 446,410 non-vested common shares to employees at a weighted average value per share of $4.48 and $1.51, respectively. The majority of the non-vested common shares vest two years from the grant date.
A summary of the Company’s stock option grant activity during the twenty-six weeks ended July 1, 2007 is presented below:

			Weighted Average
	Number of	Grant Price Range	Exercise Price Per	Aggregate
	Options	Per Share	Share	Intrinsic Value
Outstanding on December 31, 2006	7,261,965	$0.85-$16.75	$2.15
Granted	293,172	3.02 - 4.73	4.07
Exercised	(346,324)	0.86 - 3.57	1.68
Forfeited/Cancelled	(204,848)	1.06 - 16.75	2.79

Outstanding on July 1, 2007	7,003,965	$0.85-$11.63	$2.23	$4,689

Exercisable on July 1, 2007	3,880,492	$0.85-$11.63	$2.62	$2,048
Prior to April 4, 2007, options to purchase common shares were granted with an exercise price equal to the average of the high and low market price of the Company’s common shares on The NASDAQ Global Market on the date of the grant. Effective April 4, 2007, the 2005 Incentive Stock Plan was amended to provide that the fair value for future option grants would be the closing price of the common shares on The NASDAQ Global Market on the date of grant. Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
6. Comprehensive Income (Loss)
Comprehensive income (loss) for the thirteen weeks and the twenty-six weeks ended July 1, 2007 and July 2, 2006, respectively, is as follows:

	Thirteen Weeks		Twenty-Six Weeks
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net income (loss)	$(5,436)	$(793)	$9,779	$(1,534)
Foreign currency translation gain (loss)	352	(116)	519	(78)

Total comprehensive income (loss)	$(5,084)	$(909)	$10,298	$(1,612)

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
On December 5, 2006, the Company and LaSalle entered into a sixth amendment (Amendment No. 6) to the Restated LaSalle Credit Agreement. Under the terms of Amendment No. 6, LaSalle agreed to increase the maximum revolving loan limit from $30 million to $35 million on December 5, 2006 and ultimately to $37.5 million on April 1, 2007 through the addition of three special accommodations (Special Accommodations) totaling $12.5 million. The maximum revolving loan limit consisted of two components and the Company could have borrowed: (i) up to $30 million, decreasing to $25 million on January 1, 2007, based on the amount of eligible accounts receivable from its clients; and (ii) an additional $5 million, increasing to $10 million on January 1, 2007 and further increasing to $12.5 million on April 1, 2007 under the Special Accommodations. The Special Accommodations and the maximum revolving loan limit would have begun to reduce monthly on July 31, 2007 by an amount specified in the Restated LaSalle Credit Agreement as amended by Amendment No. 6, provided that the maximum revolving loan limit would never be less than $27.5 million. Since the Special Accommodations were not dependent on the amount of the Company’s eligible accounts receivable from clients, based on management’s expectations on December 5, 2006, Amendment No. 6 increased the Company’s borrowing capacity under the Restated LaSalle Credit Agreement by $5 million as of December 5, 2006 and $10 million as of January 1, 2007 and would have increased the Company’s borrowing capacity by $12.5 million as of April 1, 2007.
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
On January 31, 2007, the Company and LaSalle entered into: (i) a Second Amended and Restated Loan and Security Agreement (Second Restated LaSalle Credit Agreement); and (ii) a Second Lien Loan and Security Agreement (Second Lien Loan Agreement.)The Second Restated LaSalle Credit Agreement provides the Company with a $27.5 million revolving loan facility (Revolving Loan Facility) which expires in October 2010 and the Second Lien Loan Agreement provides the Company with a $15 million term loan which matures in January 2011 (Term Loan.)The proceeds of the term loan were used to repay indebtedness of the Company under the Restated LaSalle Credit Agreement, dated October 31, 2005, as amended.
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
On June 29, 2007, the Company entered into: (i) Amendment No. 1 to the Second Restated LaSalle Credit Agreement; and (ii) a First Amendment to its Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the Amendment). Pursuant to the terms of the Amendments, LaSalle and Atalaya Funding II, L.P. and Atalaya Administrative LLC agreed, among other things, to adjust certain financial covenants including the maximum restructuring cash disbursements covenant, the EBITDA covenant, and the leverage covenant.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Borrowings under the Revolving Loan Facility and the Term Loan totaled $2.7 million and $15.0 million, respectively, as of July 1, 2007. Interest rates on the Company’s borrowings during the twenty-six weeks ended July 1, 2007 ranged from 7.82% to 8.50% under the Revolving Loan Facility and 12.57% to 12.75% under the Term Loan. The Company had $11.6 million of unused borrowing capacity under the Revolving Loan Facility as of July 1, 2007. The Company was in compliance with its financial covenants as of July 1, 2007.
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
9. Restructuring and Other Charges
Restructuring and other charges were $1.6 million for the thirteen weeks and twenty-six weeks ended July 1, 2007, as compared to $0.4 million for the thirteen weeks and twenty-six weeks ended July 2, 2006.
2007 Restructuring Initiatives
In May 2007, the Company approved a plan to restructure certain operations during the second quarter of 2007. The plan, which included downsizing space in its Tucson, Arizona customer care center and eliminating certain administrative and operational positions within the Company, resulted in second quarter of 2007 restructuring charges of $1.2 million. These charges included $0.6 million in lease termination and other costs and $0.6 million in severance costs related to the elimination of five positions.
Cash payments of $0.1 million related to the 2007 restructuring were made for the twenty-six weeks ended July 1, 2007. Remaining cash payments of $1.1 million, primarily related to severance costs and lease termination costs, are payable through 2009.
2006 Restructuring Initiatives
In April 2006, the Company executed a plan to close the Omaha, Nebraska customer care center effective June 28, 2006. There were approximately 300 workstations at this center. Restructuring and other charges resulting from the closure of the customer care center were $0.7 million for the thirteen weeks ended July 2, 2006. Components of the charges included lease termination and other costs of $0.3 million, the write down of property and equipment of $0.3 million and severance costs of $0.1 million related to the elimination of 50 positions. These charges were partially offset by a reversal of $0.3 million of severance charges previously recorded in 2005.
For the twenty-six weeks ended July 1, 2007, the Company made cash payments of $0.2 million related to restructuring charges recorded during the first-half of 2006. Additional cash payments of $0.1 million, which related to restructuring charges recorded during the second-half of 2006, were also made for the twenty-six weeks ended July 1, 2007. Remaining cash payments of $1.1 million, primarily related to lease termination costs, are payable through 2008.
2005 Restructuring Initiatives
For the twenty-six weeks ended July 1, 2007, the Company recorded an additional $0.4 million in charges related to its July 2005 restructuring as a result of its conclusion that it will be unable to sublet the remaining unused space in its corporate office in Deerfield, Illinois.
Cash payments of $1.0 million related to the July 2005 restructuring plan were made for the twenty-six weeks ended July 1, 2007. The July 2005 restructuring plan included costs associated with the reduction of our corporate office space in Deerfield, Illinois and the closure of seven additional customer care centers. Remaining cash payments of $1.1 million, primarily related to lease termination costs, are payable through 2008.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Following is a summary of the activity for the twenty-six weeks ended July 1, 2007 in current and long-term reserves established in connection with the Company’s restructuring initiatives:

				Adj to
	December	Charges	Asset	Other	Cash	July 1,
	31, 2006	(Reversals)	Write-off	Accts	Payments	2007
Restructuring initiatives prior to 2005:	$2	$(2)				—
2005 restructuring initiatives:
Lease obligations and other costs	1,731	358			$(1,020)	$1,069
2006 restructuring initiatives:
Employee severance costs	6				(6)	—
Lease obligations and other costs	1,438	4		$(18)	(286)	1,138
2007 restructuring initiatives:
Employee severance costs		550			(53)	497
Property and equipment		13	$(13)			—
Lease obligations and other costs		634			(30)	604

Total	$3,177	$1,557	$(13)	$(18)	$(1,395)	$3,308

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
As of December 31, 2006 and July 1, 2007, the Company is in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred from the exited outbound customer acquisition business. Due to the uncertainty in the Company’s ability to realize the benefit of its deferred tax assets a valuation allowance of $25.2 million was established as of December 31, 2006.
In October 2003, the Company received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of its remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service (IRS) audited the Company’s 2002 tax return and proposed an adjustment that would disallow this deduction. The Company believed that it had sufficient support for the deduction and on November 30, 2005, it filed a protest contesting the proposed adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer.
On March 27, 2007, the Company received written notification from the Appeals Officer that the IRS had reviewed the technical merits of the Company’s position and was proposing to allow the deduction in its entirety. Ultimate settlement of this matter is pending a review by the Joint Committee on Taxation. Based upon the then current status of the appeal and the IRS’s acceptance of the revised technical merits supporting its deduction, the Company believed it was more likely than not that it would be successful and that the deduction would be allowed in full. Therefore, it reversed the reserve of $17.6 million, including potential interest, related to this issue as of April 1, 2007 and has suspended accruing interest related to this matter. The Company expects final resolution of this matter during the third quarter of 2007.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
The tax benefit associated with the loss before income taxes incurred for the thirteen weeks ended July 1, 2007 of $2.0 million and the related deferred tax asset were offset with a corresponding valuation allowance. This results in a zero effective income tax rate for the thirteen weeks ended July 1, 2007. The effective tax rate for the thirteen weeks ended July 2, 2006 was 46.5%.
A tax benefit of $2.9 million and a related deferred tax asset associated with the pre-tax loss incurred for the twenty-six weeks ended July 1, 2007 were offset with a corresponding valuation allowance. This results in a zero effective income tax rate for the twenty-six weeks ended July 1, 2007, excluding the impact of the reversal of the reserve for ITI. The effective tax rate was 33.6% for the twenty-six weeks ended July 2, 2006.
At the adoption date of January 1, 2007 of FIN 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109,” the Company had $17.8 million of unrecognized tax benefits, all of which would impact its effective tax rate if recognized. At July 1, 2007, the Company had $0.2 million of unrecognized tax benefits as the Company reversed the reserve of $17.6 million related to ITI. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 and $2.6 million accrued for interest for penalties at July 1, 2007 and December 31, 2006, respectively. The tax years 2005 and 2006 remain subject to examination by the tax authorities.
11. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The impact of any potentially dilutive securities is excluded from the computation for the thirteen weeks ended July 1, 2007 and July 2, 2006, and the twenty-six weeks ended July 2, 2006 as the Company recorded a net loss for these periods. The following table sets forth the computation of basic and diluted earnings per share for the thirteen and twenty-six weeks ended July 1, 2007 and July 2, 2006:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(In thousands, except earnings per share)
Net income (loss)	$(5,436)	$(793)	$9,779	$(1,534)

Shares used in basic per share calculation	49,731	49,455	49,632	49,455
Effects of dilutive securities:
Stock options	—	—	1,198	—
Non-vested stock	—	—	411	—

Shares used in diluted per share calculation	49,731	49,455	51,241	49,455

Net income (loss) per share:
Basic	$(0.11)	$(0.02)	$0.20	$(0.03)

Diluted	$(0.11)	$(0.02)	$0.19	$(0.03)

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
For the thirteen and twenty-six weeks ended July 2, 2006, $0.2 million and $0.4 million, respectively, of expenses related to workforce management were reclassified to cost of services to more appropriately reflect the nature of these expenses. These costs were previously included as a component of selling, general and administrative expenses.
13. Subsequent Events
On July 20, 2007, the Company was advised orally by the IRS Appeals Officer that the Joint Committee on Taxation agreed with the IRS’ recommendation to allow, in full, the 2002 worthless stock deduction of its remaining investment in ITI. The Company is awaiting written confirmation from the IRS that this deduction will be allowed in full. For more information, see Note 10.

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
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, communication, business services, financial services, publishing, and travel and entertainment industries. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international, and client-owned locations. As of July 1, 2007, we operated nine customer care centers in the United States, two of which are client-owned facilities, and three off-shore customer care centers in the Philippines. As of July 1, 2007, our domestic operations consisted of approximately 4,500 workstations and our off-shore operations consisted of approximately 2,300 workstations.
From 1995 through 2000, we experienced rapid growth, followed by a decline in business from 2000 through 2005. In early 2004, we began to take steps to turn around our business. At that time, we made a strategic decision to focus on competing more successfully in the customer care segment of our industry and reduce our reliance on revenues from outbound customer acquisition programs. To successfully position ourselves to deliver on this new strategic direction we made significant investments in our technology infrastructure and core business applications to provide enterprise standardization, realigned and invested in our sales and account management teams, and developed a rigorous implementation process to ensure successful launches of new client applications.
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
First-Half of 2007
As we entered 2007, we remained committed to executing on our long-term high level growth strategy to aggressively grow our higher margin off-shore business while continuing to optimize the contribution of our domestic capacity. In the first-half of 2007, we completed construction on the first two phases of our third facility in the Philippines, transitioned operations and exited a temporary facility in the Philippines that we had leased pending completion of the new site. We expect to complete the build-out of the third facility in the third quarter of 2007. Furniture and desktop technology will be added as necessary to establish production seats to meet client demand.

In the second quarter of 2007, we continued to improve the efficiency of our domestic capacity by relocating our Corpus Christi, Texas customer care center to a smaller facility. We also implemented a plan to restructure certain operations, including downsizing our Tucson, Arizona customer care center and eliminating certain administrative and operational positions within the Company. This restructuring plan accounted for $1.2 million of the total $1.6 million in restructuring and other charges recorded in the 2007 second quarter.
Our operating results in the first-half of 2007 reflect a 7.6% revenue decline from the same period in 2006. Strong growth in off-shore revenue and the addition of a second managed facility for United Parcel Services (“UPS”) in Tampa, Florida were more than offset by decreased volume in our Medicare Part D business and the exit from a large telecommunications client in June 2006. The decline in our Medicare Part D business from the prior year quarter was due primarily to the longer first-year enrollment period in 2006. Additionally, first-quarter delays in the build-out of our third site in the Philippines resulted in a carry-over of some duplicate facility costs during the 2007 second quarter.
We saw favorable developments in our ongoing IRS appeal regarding the deduction we took in 2002 when we wrote-off our remaining investment in ITI Holdings for tax purposes. During the 2007 first quarter, we were notified that the IRS appeals officer has recommended to the Joint Committee on Taxation that we be allowed the full deduction we had originally claimed. As a result, we believed it was more likely than not that this matter would be favorably resolved and as of April 1, 2007, we reversed the previously accrued liability, resulting in a $17.6 million tax benefit. On July 20, 2007, we were advised orally by the IRS appeals officer that the Joint Committee on Taxation agreed with the IRS’ recommendation. We are awaiting written confirmation from the IRS that our deduction will be allowed in full. We anticipate a final resolution of this matter during the 2007 third quarter that we expect will eliminate a significant contingency for the Company and enhance its borrowing capacity. For more information, see Notes 10 and 13 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of the financial statements and often require significant and complex judgments by us, employing the use of estimates and judgments on matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates and judgments in these areas based on historic experience and other relevant factors. The estimates as of the date of the financial statements reflect our best judgment giving consideration to all currently available facts and circumstances. We believe our estimates and judgments are reasonable, however, actual results and the timing of the recognition of such amounts could differ from those estimates. We have used methodologies that are consistent from year to year in all material respects, except where we have adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109,” (FIN 48) issued on July 13, 2006 and effective for fiscal years beginning after December 15, 2006, as described in Note 2 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We have identified the following accounting policies and estimates that we believe are most critical in the preparation of our condensed consolidated financial statements: revenue recognition, cost of services, accounting for long-lived assets, goodwill and other intangible assets, restructuring charges, allowance for doubtful accounts, accounting for employee benefits, accounting for stock-based compensation and income taxes. For details concerning these critical accounting policies and estimates see Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 3 to our audited consolidated financial statements which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Any deviation from these policies or estimates could have a material impact on our condensed consolidated financial statements.

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen and twenty-six weeks ended July 1, 2007 and July 2, 2006, respectively. Certain additional components of net revenue and cost of services have been included as we believe they would enhance an understanding of our results of operations.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1,	July 2,	Fav (Unfav)	July 1,	July 2,	Fav (Unfav)
	2007	2006	% Change	2007	2006	% Change
Net Revenue:
Domestic	$43,739	$51,636	(15.3)%	$86,066	$106,117	(18.9)%
Off-shore	10,080	6,600	52.7	20,137	12,842	56.8

Total net revenue	53,819	58,236	(7.6)	106,203	118,959	(10.7)

Cost of Services:
Direct labor	32,701	33,534	2.5	62,322	68,407	8.9
Other facility expenses	17,028	17,593	3.2	33,474	35,967	6.9

Total cost of services	49,729	51,127	2.7	95,796	104,374	8.2

Percentage of revenue	92.4%	87.8%	—	90.2%	87.7%	—

Gross profit	4,090	7,109	(42.5)	10,407	14,585	(28.6)
Gross profit margin	7.6%	12.2%	—	9.8%	12.3%	—

Operating Expenses:
Selling, general & administrative expenses	7,187	7,730	7.0	15,080	15,620	3.5
Restructuring and other charges	1,559	384	*	1,557	371	*

Total operating expenses	8,746	8,114	(7.8)	16,637	15,991	(4.0)

Operating loss	(4,656)	(1,005)	*	(6,230)	(1,406)	*
Other (expense) income	(44)	34	*	(91)	6	*
Interest expense	812	442	(83.7)	1,650	898	(83.7)

Loss before income taxes	(5,424)	(1,481)	*	(7,789)	(2,310)	*
Income tax provision (benefit )	12	(688)	101.7	(17,568)	(776)	*

Net income (loss)	$(5,436)	$(793)	*	$9,779	$(1,534)	*

*	Means that the percentage change is not meaningful
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

	Thirteen Weeks Ended (1)			Twenty-Six Weeks Ended
	July 1,	July 2,	Fav (Unfav)	July 1,	July 2,	Fav (Unfav)
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands except statistical data and notes)
EBITDA (2)	$(1,079)	$1,991	(154.2)%	$618	$4,633	(86.7)%
Free cash flow (3)	(5,035)	(1,814)	(177.6)	(6,415)	(112)	*
Statistical information:

Number of customer care centers:
Domestic	9	11		9	11
Off-shore	3	2		3	2

Total	12	13		12	13

Number of workstations:
Domestic	4,504	5,163		4,504	5,163
Off-shore	2,338	1,419		2,338	1,419

Total	6,842	6,582		6,842	6,582

Annualized net weighted average revenue per workstation:
Domestic	$35,495	$38,709		$35,791	$39,742
Off-shore	17,759	20,371		18,355	20,425
Total	29,902	35,124		30,325	36,059

*	Means that the percentage change is not meaningful
Notes to Non-GAAP Financial Measures
(1)We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to June 30.
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

EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income (loss)	$(5,436)	$(793)	$9,779	$(1,534)

Interest expense	812	442	1,650	898
Income tax provision (benefit)	12	(688)	(17,568)	(776)
Depreciation and amortization	3,533	3,030	6,757	6,045

EBITDA	$(1,079)	$1,991	$618	$4,633

(3)We define free cash flow as EBITDA less capital expenditures. We use free cash flow, in addition to net cash provided by (used in) operating activities, to assess our liquidity and performance. We believe that free cash flow is of interest to our investors and analysts in relation to our debt covenants as capital expenditures are a significant use of our cash and our future performance will depend on our ability to continue to fund our growth.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(Dollars in thousands)
EBITDA	$(1,079)	$1,991	$618	$4,633
Capital expenditures	(3,956)	(5,935)	(7,033)	(7,995)
Leasehold improvements funded by landlord	—	2,130	—	3,250

Free Cash Flow	$(5,035)	$(1,814)	$(6,415)	$(112)

Free cash flow can be reconciled to the net cash provided by (used in) operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$8,558	$(121)	$6,697	$2,424

Purchase of property and equipment	(3,956)	(3,805)	(7,033)	(4,745)
Income tax provision (benefit)	12	(688)	(17,568)	(776)
Interest expense	812	442	1,650	898
Amortized gain on sale leaseback	49	—	94	—
Loss on sale of property and equipment	(51)	—	(53)	—
Income taxes payable	—	—	17,580	—
Changes in operating assets and liabilities	(9,900)	2,576	(6,829)	2,398
Increase in deferred income taxes	—	564	—	818
Stock compensation expense	(544)	(398)	(940)	(758)
Non-cash restructuring charges	(15)	(384)	(13)	(371)

Free Cash Flow	$(5,035)	$(1,814)	$(6,415)	$(112)

Comparison of Results of Operations for the Thirteen Weeks Ended July 1, 2007 and July 2, 2006
Net revenue was $53.8 million for the thirteen weeks ended July 1, 2007, a decrease of 7.6% from $58.2 million for the thirteen weeks ended July 2, 2006. The 52.7% increase in our off-shore revenue and incremental revenue from the addition of the second UPS facility was more than offset by declines in domestic revenue, largely attributable to the decreases in the Medicare Part D business and the exit from a large telecommunications client during fiscal 2006. The $6.0 million decline in the Medicare Part D business was primarily due to the longer first-year enrollment period in 2006. The increase in off-shore revenue was primarily driven by growth in our healthcare and publishing business.
Cost of services decreased $1.4 million, or 2.7%, to $49.7 million for the thirteen weeks ended July 1, 2007, from $51.1 million for the thirteen weeks ended July 2, 2006. A $6.3 million decrease in domestic cost of services was offset by the $4.9 million increase in off-shore cost of services, including increased labor costs, higher fixed operating costs resulting from the opening of additional Philippine customer care centers in 2006 and 2007, and other expenses resulting from the anticipated ramp up of new off-shore business. The domestic decrease is primarily due to a reduction in domestic labor costs and lower domestic facility expenses resulting from the closure of four domestic customer care centers in 2006, partially offset by increased labor costs due to the addition of our second UPS facility. As a percentage of revenue, cost of services increased from 87.8% for the thirteen weeks ended July 2, 2006 to 92.4% for the thirteen weeks ended July 1, 2007.
Gross profit for the thirteen weeks ended July 1, 2007 declined $3.0 million, or 42.5%, to $4.1 million from $7.1 million for the thirteen weeks ended July 2, 2006. Gross profit margins decreased to 7.6% for the thirteen weeks ended July 1, 2007 from 12.2% for the thirteen weeks ended July 2, 2006, as the benefit of higher contribution from off-shore revenue and lower domestic operating costs was more than offset by decreased domestic revenue contribution and higher off-shore operating costs.
Selling, general and administrative expenses decreased to $7.2 million for the thirteen weeks ended July 1, 2007 as compared to $7.7 million for the thirteen weeks ended July 2, 2006, primarily due to lower compensation costs and continuing efforts to maintain expense control.
Restructuring and other charges were $1.6 million for the thirteen weeks ended July 1, 2007, as compared to $0.4 million for the thirteen weeks ended July 2, 2006. This increase is largely the result of a $1.2 million charge related to the restructuring of certain operations during the second quarter of 2007. For information regarding the restructuring plan, see Note 9 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We also recorded an additional $0.4 million in restructuring charges primarily related to our July 2005 restructuring plan as a result of our conclusion that we will be unable to sublet the remaining unused space in our corporate office in Deerfield, Illinois. Restructuring and other charges of $0.4 million for the thirteen weeks ended July 2, 2006 included $0.7 million in costs associated with closing our Omaha, Nebraska customer care center, partially offset by a reversal of $0.3 million of severance charges taken in 2005.
Operating loss increased $3.7 million from a loss of $1.0 million for the thirteen weeks ended July 2, 2006 to a loss of $4.7 million for the thirteen weeks ended July 1, 2007. This increase is due to the decline in gross profit and increased restructuring and other charges, partially offset by lower selling, general and administrative expenses, as noted above.
EBITDA decreased $3.1 million from a positive $2.0 million for the thirteen weeks ended July 2, 2006, to a negative $1.1 million for the thirteen weeks ended July 1, 2007. This decrease is due to the decline in gross profit and increased restructuring and other charges, partially offset by lower selling, general and administrative expenses as noted above. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Due to our three year cumulative loss position, the tax benefit associated with the loss before income taxes incurred for the thirteen weeks ended July 1, 2007 of $2.0 million and the related deferred tax asset were offset with a corresponding valuation allowance. For more information on the recording of the valuation allowance, see Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. This resulted in a zero effective income tax rate for the thirteen weeks ended July 1, 2007. The effective tax rate for the thirteen weeks ended July 2, 2006 was 46.5%.

Net loss for the thirteen weeks ended July 1, 2007 was $5.4 million, as compared to a net loss of $0.8 million for the thirteen weeks ended July 2, 2006. Loss before income taxes increased $3.9 million from a loss of $1.5 million for the thirteen weeks ended July 2, 2006 to a loss of $5.4 million for the thirteen weeks ended July 1, 2007. This increase is due primarily to the previously noted decline in gross profit and increased restructuring and other charges for the thirteen weeks ended July 1, 2007 and increased interest expense related to additional borrowings to fund growth in our off-shore operations.
Comparison of Results of Operations for the Twenty-Six Weeks Ended July 1, 2007 and July 2, 2006
Net revenue decreased 10.7% to $106.2 million for the twenty-six weeks ended July 1, 2007 from $119.0 million for the twenty-six weeks ended July 2, 2006. The 56.8% increase in off-shore revenue and the incremental revenue from the addition of the second UPS facility was more than offset by the 18.9% decline in domestic revenue. The increase in off-shore revenue was primarily driven by continued growth in our healthcare and publishing business. The lower domestic revenue was largely attributable to decreases in the Medicare Part D business and the exit from a large telecommunications client during fiscal 2006. The decline in the Medicare Part D business was primarily due to the longer first-year enrollment period in 2006.
Cost of services decreased 8.2% from $104.4 million for the twenty-six weeks ended July 2, 2006 to $95.8 million for the twenty-six weeks ended July 1, 2007. A $17.2 million decrease in domestic cost of services was offset by a $8.6 million increase in off-shore labor costs, higher fixed operating costs resulting from the opening of additional Philippine customer care centers in 2006 and 2007, and other expenses resulting from the anticipated ramp up of new off-shore business. The domestic decrease is primarily due to reductions in domestic labor costs and lower domestic facility expenses resulting from the closure of four domestic customer care centers in 2006, and lower telecommunication expenses, partially offset by increased labor costs due to the addition of our second UPS facility. As a percentage of revenue, cost of services increased from 87.7% for the twenty-six weeks ended July 2, 2006 to 90.2% for the twenty-six weeks ended July 1, 2007.
Gross profit for the twenty-six weeks ended July 1, 2007 was $10.4 million, as compared to $14.6 million for the twenty-six weeks ended July 2, 2006. Gross profit margins decreased to 9.8% for the twenty-six weeks ended July 1, 2007 from 12.3% for the twenty-six weeks ended July 2, 2006, as the benefit of higher contribution from off-shore revenue and lower domestic operating costs was more than offset by decreased domestic revenue contribution and higher off-shore operating costs.
Selling, general and administrative expenses decreased $0.5 million to $15.1 million for the twenty-six weeks ended July 1, 2007 as compared to $15.6 million for the twenty-six weeks ended July 2, 2006, primarily due to lower compensation costs and continuing efforts to maintain expense control.
Restructuring and other charges were $1.6 million for the twenty-six weeks ended July 1, 2007, as compared to $0.4 million for the twenty-six weeks ended July 2, 2006. This increase is largely the result of a $1.2 million charge related to the restructuring of certain operations during the second quarter of 2007. For information regarding the restructuring, see Note 9 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We also recorded an additional $0.4 million in charges primarily related to the July 2005 restructuring plan as a result of our conclusion that we will be unable to sublet the remaining unused space in our corporate office in Deerfield, Illinois. Restructuring and other charges of $0.4 million for the twenty-six weeks ended July 2, 2006 included $0.7 million in costs associated with closing our Omaha, Nebraska customer care center, partially offset by a reversal of $0.3 million of severance charges taken in 2005.
Operating loss increased to a loss of $6.2 million for the twenty-six weeks ended July 1, 2007 from a loss of $1.4 million for the twenty-six weeks ended July 2, 2006. This increase is due primarily to the decline in gross profit and increased restructuring and other charges, as noted above.

EBITDA for the twenty-six weeks ended July 1, 2007 was $0.6 million as compared to $4.6 million for the twenty-six weeks ended July 2, 2006. This decrease is due to the decline in gross profit and increased restructuring and other charges, as noted above. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In October 2003, we received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of our remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service (IRS) audited our 2002 tax return and proposed an adjustment that would disallow this deduction. We believed that we had sufficient support for the deduction and on November 30, 2005, we filed a protest contesting the proposal adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer. On March 27, 2007, we received written notification from the Appeals Officer that the IRS had reviewed the technical merits of our position and was proposing to allow the deduction in its entirety. Based upon the then current status of the appeal and the IRS’s acceptance of the revised technical merits supporting our deduction, we believed it was more likely than not that we would be successful and that the deduction would be allowed in full. Therefore, we reversed the reserve of $17.6 million, including potential interest, related to this issue as of April 1, 2007. On July 20, 2007, we were advised orally by the IRS Appeals Officer that the Joint Committee on Taxation agreed with the IRS’ recommendation to allow, in full, the 2002 worthless stock deduction of our remaining investment in ITI. We are awaiting written confirmation from the IRS that this deduction will be allowed in full. For more information, see Notes 10 and 13 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We expect final resolution of this matter during the third quarter of 2007. See Item 1A of Part II of this Quarterly Report on Form 10-Q under the caption “Our business may be affected by our cash flows from operations and our ability to comply with debt covenants.”
Due to our three year cumulative loss position, the tax benefit associated with the loss before income taxes incurred for the twenty-six weeks ended July 1, 2007 of $2.9 million and the related deferred tax asset were offset with a corresponding valuation allowance. For more information on the recording of the valuation allowance, see Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. This resulted in a zero effective income tax rate for the twenty-six weeks ended July 1, 2007. The effective tax rate for the twenty-six weeks ended July 2, 2006 was 33.6%.
Net income for the twenty-six weeks ended July 1, 2007 was $9.8 million, as compared to a net loss of $1.5 million for the twenty-six weeks ended July 2, 2006, largely as a result of the previously mentioned $17.6 million tax benefit recorded as of April 1, 2007, partially offset by the decline in gross profit and increased restructuring and other charges. Loss before income taxes increased $5.5 million from a loss of $2.3 million for the twenty-six weeks ended July 2, 2006 to a loss of $7.8 million for the twenty-six weeks ended July 1, 2007. This increase is due primarily to the previously noted decline in gross profit for the twenty-six weeks ended July 1, 2007, increased restructuring and other charges and increased interest expense related to additional borrowings to fund growth in our off-shore business.
Liquidity and Capital Resources
The following table sets forth our condensed consolidated statements of cash flow data for the twenty-six weeks ended July 1, 2007 and July 2, 2006, respectively.

	Twenty-Six Weeks Ended
	July 1,	July 2,
	2007	2006
	(Dollars in thousands)
Net cash provided by operating activities	$6,697	$2,424
Net cash used in investing activities	(7,018)	(4,745)
Net cash (used in) provided by financing activities	(508)	2,007
Effect of exchange rate changes on cash	(38)	(130)

Net decrease in cash and cash equivalents	$(867)	$(444)

Operating Activities
Net cash provided by operating activities was $6.7 million for the twenty-six weeks ended July 1, 2007, as compared to $2.4 million for the twenty-six weeks ended July 2, 2006. This increase is due to lower accounts receivable as a result of improved timing of collections, partially offset by the decline in gross profit and increased interest expense related to additional borrowings to fund the build-out of our third facility in the Philippines.
Investing Activities
Net cash used in investing activities was $7.0 million for the twenty-six weeks ended July 1, 2007, as compared to $4.7 million for the twenty-six weeks ended July 2, 2006. Spending for the twenty-six weeks ended July 1, 2007 primarily included capital expenditures for our third customer care center in the Philippines. Spending for the twenty-six weeks ended July 2, 2006 primarily related to costs for our second customer care center in the Philippines and expenditures to build-out and relocate our customer care center in Green Bay, Wisconsin, net of funding from the landlord.
Financing Activities
Net cash used in financing activities for the twenty-six weeks ended July 1, 2007 was $0.5 million and included payments of $11.1 million against the Revolving Loan Facility offset by borrowings of $10.0 million under the Term Loan and $0.6 million in cash received from the exercise of stock options. Net cash provided by financing activities of $2.0 million for the twenty-six weeks ended July 2, 2006 related to borrowings under our Restated LaSalle Credit Agreement. For more information, see Note 8 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Bank Financing
We are party to two separate loan agreements which provide us with a $27.5 million revolving loan facility which expires in October 2010 (the “Revolving Credit Facility”) and a $15 million term loan which matures in January 2011 (the “Term Loan”). Our ability to borrow under the Revolving Credit Facility depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, our lender retains certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services’ proposed adjustment to our 2002 tax return which is described above. Our current loan agreements require us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments. These limitations may affect our liquidity and limit our ability to make capital expenditures. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreements. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreements or, in the event of non-compliance, that we will be able to obtain waivers or amendments from our lenders.
Borrowings under the Revolving Loan Facility and the Term Loan totaled $2.7 million and $15.0 million, respectively, as of July 1, 2007. We had $11.6 million of unused borrowing capacity under the Revolving Loan Facility as of July 1, 2007. We were in compliance with our financial covenants under our loan agreements as of July 1, 2007.
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

Free Cash Flow
Free cash flow declined $6.3 million from a negative $0.1 million for the twenty-six weeks ended July 2, 2006 to a negative $6.4 million for the twenty-six weeks ended July 1, 2007. The decline is due to a decrease in gross profit of $4.2 million and an increase in net capital expenditures of $2.3 million. More information concerning this non-GAAP financial measure including the definition of free cash flow and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. The Company’s Revolving Loan Facility and Term Loan bear interest at floating rates, subjecting the Company to interest rate risk. To date, the impact from interest rate and foreign currency exchange rate fluctuations has not been material; however we cannot ensure that we will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. It is common practice to mitigate these risks with hedging strategies and derivative instruments. We currently do not use derivatives to manage these risks, but will continue to monitor market conditions and our exposure to currency exchange risk to determine if such instruments would be beneficial in the future.
We prepared a sensitivity analysis of our average debt for the thirteen weeks ended July 1, 2007, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not have significantly increased interest expense. The sensitivity analysis assumes no changes in our financial structure.
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
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In October 2003, we received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of our remaining investment in ITI Holdings, Inc. The Internal Revenue Service audited our 2002 tax return and proposed an adjustment that would disallow this deduction. We believe that we have sufficient support for the deduction and on November 30, 2005, we filed a protest contesting the proposal adjustment and requesting a hearing with an Internal Revenue Service Appeals Officer. On March 27, 2007, we received written notification from the Internal Revenue Service Appeals Officer that the IRS had reviewed the technical merits of our position and was proposing to allow the deduction in its entirety. Based on the then current status of the appeal, we believed that it was more likely than not that we would be successful and that the deduction would be allowed in full. Accordingly, we reversed the reserve of $17.6 million, including potential interest, related to this issue as of April 1, 2007 and recognized the income tax benefit related to this deduction. On July 20, 2007, we were advised orally by the IRS Appeals Officer that the Joint Committee on Taxation agreed with the IRS’ recommendation to allow, in full, the 2002 worthless stock deduction of our remaining investment in ITI. We are awaiting written confirmation from the IRS that this deduction will be allowed in full. For more information, see Notes 10 and 13 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. While we believe it is unlikely, should we not prevail in this matter, we may be required to pay some or all of the previously received refund of $11.6 million, as well as interest related thereto. The timing of any such repayment could have a material adverse effect on our liquidity, require us to seek additional financing to fund the repayment, and result in a default under our loan agreements. There can be no assurance that we will be able to get access to the necessary funds on acceptable terms.
A significant change in operating cash flow, a failure to sustain profitability or an adverse outcome in our pending dispute with the IRS could have a material adverse effect on our liquidity and our ability to comply with the covenants in our loan agreements.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of the Company was held on June 1, 2007.
(b)	The name of each director elected at the Annual Meeting of Shareholders is set forth under (c) below.
(c)	Set forth below is the tabulation of the votes for each nominee for election as a director of the Company. All votes against nominees were recorded by the inspector of election as withheld.

		Withhold Authority
Name	For	(including broker non-vote)
Cindy K. Andreotti	46,225,586	1,039,902
John W. Gerdelman	46,573,472	692,016
John C. Kraft	47,179,409	86,079
Robert J. Keller	47,199,729	65,759
John J. Park	47,183,029	82,459
Theodore G. Schwartz	47,195,934	69,554
Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc. and Subsidiaries

Date: August 10, 2007	By:	/s/ Robert J. Keller

Robert J. Keller
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2007	By:	/s/ George H. Hepburn III

George H. Hepburn III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2007	By:	/s/ Joseph R. Doolan

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

10.3
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated June 29, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated July 3, 2007.

10.4	First Amendment to Second Lien Loan and Security Agreement, dated June 29, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated July 3, 2007.

10.5
APAC Customer Services, Inc. Amended and Restated 2005 Incentive Stock Plan, effective April 4, 2007, incorporated by reference to APAC Customer Services, Inc.’s Quarter Report on Form 10-Q for the quarter ended April 1, 2007.

10.6
Form of APAC Customer Services, Inc. Non-Employee Director Stock Option Agreement (revised 2007), incorporated by reference to APAC Customer Services, Inc.’s Quarter Report on Form 10-Q for the quarter ended April 1, 2007.

10.7
Form of APAC Customer Services, Inc. Employee Stock Option Agreement (revised 2007), incorporated by reference to APAC Customer Services, Inc.’s Quarter Report on Form 10-Q for the quarter ended April 1, 2007.

10.8
Form of APAC Customer Services, Inc. Restricted Stock Award Agreement (revised 2007), incorporated by reference to APAC Customer Services, Inc.’s Quarter Report on Form 10-Q for the quarter ended April 1, 2007.

10.9	APAC Customer Services, Inc. Management Incentive Plan, as amended and restated effective August 2, 2007.

10.10	Amended and Restated Executive Employment Agreement of Robert J. Keller.

10.11	Form of Amended and Restated Employment Security Agreement.

10.12	Form of Employment Security Agreement.

10.13	Amendment to Employment Agreement of George H. Hepburn.

10.14	Amendment to Employment Agreement of James M. McClenahan.

10.15	Amendment to Employment Agreement of Mark E. McDermott.

10.16	Amendment to Employment Agreement of Pamela R. Schneider.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.