Form 10-Q
period 2007-09-30
APAC CUSTOMER SERVICE INC
filed 2007-11-09
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition Period From                      to
Commission file number: 0-26786
APAC Customer Services, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-2777140
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
Yes ☐ No ☑
There were 50,398,296 common shares, $0.01 par value per share, outstanding as of September 30, 2007.

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
There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by forward-looking statements including, but not limited to, the following:
•	Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.
•	Our success is subject to the terms of our client contracts.
•	Our success depends on sustaining a return to profitability.
•	Our business may be affected by our cash flows from operations and our ability to comply with, or obtain waivers of or changes to, our debt covenants.
•	Our financial results depend on our ability to effectively manage the capacity of our domestic customer care centers and the growth of our off-shore customer care centers.
•	Our financial results may be affected by risks associated with international operations and expansion, including foreign currency fluctuations.
•	Our business operates in a highly competitive market.
•	Our principal shareholder can exercise significant control over the Company.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$412	$1,305
Accounts receivable, net	36,217	37,858
Other current assets	5,523	6,717

Total current assets	42,152	45,880

Property and equipment, net	26,245	23,930
Goodwill	13,338	13,338
Other intangible assets, net	6,500	8,070
Other assets	1,830	836

Total assets	$90,065	$92,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$10,412	$13,778
Current portion of long-term debt	2,200	600
Accounts payable	2,260	2,890
Income taxes payable	220	17,800
Accrued payroll and related items	15,700	14,603
Accrued liabilities	13,317	12,888

Total current liabilities	44,109	62,559

Long-term debt	12,200	4,400
Other liabilities	580	1,789
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 50,398,296 and 50,066,628 shares issued at September 30, 2007, and December 31, 2006, respectively; 50,398,296 and 49,866,583 shares outstanding at September 30, 2007, and December 31, 2006, respectively	505	501
Additional paid-in capital	102,362	101,077
Accumulated deficit	(70,833)	(77,849)
Accumulated other comprehensive income	1,142	280
Treasury shares: 0 and 200,045 shares at cost at September 30, 2007, and December 31, 2006, respectively	—	(703)

Total shareholders’ equity	33,176	23,306

Total liabilities and shareholders’ equity	$90,065	$92,054

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Net revenue	$56,820	$49,282	$163,023	$168,241
Cost of services	52,299	46,320	148,095	150,694

Gross profit	4,521	2,962	14,928	17,547

Operating expenses:
Selling, general and administrative expenses	6,500	8,008	21,580	23,628
Restructuring and other charges	8	2,329	1,565	2,700

Total operating expenses	6,508	10,337	23,145	26,328

Operating loss	(1,987)	(7,375)	(8,217)	(8,781)
Other income	(163)	(62)	(254)	(56)
Interest expense	939	490	2,589	1,388

Loss before income taxes	(2,763)	(7,803)	(10,552)	(10,113)
Income tax benefit	—	(2,798)	(17,568)	(3,574)

Net income (loss)	$(2,763)	$(5,005)	$7,016	$(6,539)

Net income (loss) per share:
Basic	$(0.06)	$(0.10)	$0.14	$(0.13)

Diluted	$(0.06)	$(0.10)	$0.13	$(0.13)

Weighted average number of shares outstanding:
Basic	49,930	49,455	49,732	49,455

Diluted	49,930	49,455	53,035	49,455

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 30,	October 1,
	2007	2006
Operating activities:
Net income (loss)	$7,016	$(6,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,247	9,094
Non-cash restructuring charges	13	517
Deferred income taxes	—	(3,834)
Stock compensation expense	1,272	1,105
Amortized gain on sale leaseback	(143)	—
Gain on sale of property and equipment	(50)	—
Income taxes payable	(17,580)	—
Change in operating assets and liabilities	1,981	7,239

Net cash provided by operating activities	2,756	7,582

Investing activities:
Purchases of property and equipment, net	(10,483)	(6,295)
Net proceeds from sale of property and equipment	191	10

Net cash used in investing activities	(10,292)	(6,285)

Financing activities:
Borrowings on long-term debt, net	9,400	—
Net payments under revolving credit facility	(3,366)	(1,807)
Cash received from exercise of stock options	719	—

Net cash provided by (used in) financing activities	6,753	(1,807)

Effect of exchange rate change on cash	(110)	(86)

Net decrease in cash and cash equivalents	(893)	(596)

Cash and cash equivalents:
Beginning balance	1,305	960

Ending balance	$412	$364

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. The Company’s off-shore customer care centers use their local currency, the Philippine peso, as their functional currency. Assets and liabilities of off-shore customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the period. All inter-company transactions and balances have been eliminated. Operating results for the thirty-nine weeks ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007. The balance sheet at September 30, 2007 has been derived from the unaudited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For additional information, refer to the financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to September 30th. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31st.
2. New Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109,” (FIN 48) on July 13, 2006. FIN 48 clarifies Statement 109, “Accounting for Income Taxes,” to indicate criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. In applying FIN 48, an entity is required to evaluate a tax position using a two-step process. First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more-likely-than-not that the position will be sustained on examination. Next, the entity should measure the amount of benefit that should be recognized for those tax positions that meet the more-likely-than-not test.
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption resulted in no material adjustment in the liability for unrecognized income tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $2.6 million accrued for interest and $0 accrued for penalties at December 31, 2006. At the adoption date of January 1, 2007, the Company had $17.8 million of unrecognized tax benefits, all of which would impact its effective tax rate if recognized. At September 30, 2007, the Company had $0.2 million of unrecognized tax benefits. For more information, see Note 10.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	September 30,	December 31,
	2007	2006
Deferred rent	$4,082	$3,070
Accrued restructuring charges	2,390	2,032
Accrued workers’ compensation	2,021	2,705
Accrued professional fees	709	837
Other	4,115	4,244

Total	$13,317	$12,888

4. Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test all existing goodwill for impairment at least annually and more frequently if circumstances require. The Company’s policy is to test goodwill for impairment on an annual basis. The Company tested the goodwill for impairment in the third quarter of fiscal year 2007, resulting in no impairment being recorded. As of September 30, 2007 and December 31, 2006, the Company had $13.3 million of goodwill.
The identifiable intangible assets of the Company represent acquired customer relationships and internally developed software. The acquired customer relationships have a gross carrying value of $28.5 million and accumulated amortization of $22.3 million and $20.5 million as of September 30, 2007 and December 31 2006, respectively. The internally developed software has a gross carrying value of $0.4 million and accumulated amortization of $0.1 million as of September 30, 2007. Under the provisions of SFAS No. 142, the Company amortizes intangible assets with definite lives over their estimated useful lives. The Company evaluates the remaining useful life of its acquired customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. The internally developed software intangible assets are amortized on a straight-line basis over an expected period of benefit of 3 to 5 years. Total amortization expense related to intangible assets was $0.6 million for the thirteen weeks ended September 30, 2007 and October 1, 2006, and $1.8 million for the thirty-nine weeks ended September 30, 2007 and October 1, 2006. Annual amortization expense is expected to be $2.4 million for each fiscal year from 2007 through 2009, $1.0 million in fiscal year 2010 and less than $0.1 million in each of fiscal years 2011 and 2012.
5. Accounting for Stock-Based Compensation
At September 30, 2007, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 2.5 million shares are available for future grants at September 30, 2007.
Total stock-based compensation expense for the thirteen weeks ended September 30, 2007 and October 1, 2006 was $0.3 million. The recognized tax benefit was $0.1 million for each period. For the thirty-nine weeks ended September 30, 2007 and October 1, 2006, total stock-based compensation expense was $1.3 million and $1.1 million, respectively. The recognized tax benefit was $0.5 million and $0.4 million, respectively, for the same periods. As of September 30, 2007, there was $1.8 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately three years.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
A summary of the Company’s non-vested common share grant activity during the thirty-nine weeks ended September 30, 2007 is presented below:

	Number of	Aggregate
	Shares	Intrinsic Value
Outstanding on December 31, 2006	370,929
Granted	106,000
Exercised	—
Forfeited/Cancelled	(65,611)

Outstanding on September 30, 2007	411,318	$1,037

Exercisable on September 30, 2007	—	—
During the thirteen weeks ended September 30, 2007 the Company did not award non-vested common shares to employees. During the thirty-nine weeks ended September 30, 2007 the Company awarded 106,000 non-vested common shares to employees at a weighted average value per share of $4.48. The majority of the non-vested common shares vest two years from the grant date.
A summary of the Company’s stock option grant activity during the thirty-nine weeks ended September 30, 2007 is presented below:

		Grant Price	Weighted Average	Aggregate
	Number of	Range Per	Exercise Price	Intrinsic
	Options	Share	Per Share	Value
Outstanding on December 31, 2006	7,261,965	$0.85-$16.75	$2.15
Granted	497,682	2.62- 4.73	3.54
Exercised	(491,324)	0.86- 3.57	1.46
Forfeited/Cancelled	(239,096)	1.06- 16.75	3.36

Outstanding on September 30, 2007	7,029,227	$0.85-$11.63	$2.25	$4,876

Exercisable on September 30, 2007	3,816,987	$0.85-$11.63	$2.60	$2,152
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
6. Comprehensive Income (Loss)
Comprehensive income (loss) for the thirteen weeks and the thirty-nine weeks ended September 30, 2007 and October 1, 2006, respectively, is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Net income (loss)	$(2,763)	$(5,005)	$7,016	$(6,539)
Foreign currency translation gain	343	170	862	92

Total comprehensive income (loss)	$(2,420)	$(4,835)	$7,878	$(6,447)

Foreign currency translation gain relates to the impact of a change in exchange rates on net assets located in the Philippines.
7. Legal Proceedings
The Company is subject to lawsuits, governmental investigations and claims arising out of the routine conduct of its business. Management does not believe that the outcome of any pending claims will have a material adverse effect on the Company’s business, results of operations, liquidity, or financial condition. Although management does not believe that any such proceeding will result in a material adverse effect, no assurance to that effect can be given.
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
Under the terms of Amendment No. 6, LaSalle also agreed to adjust certain financial covenants by amending the definitions of capital expenditures, EBITDA and fixed charges, eliminate the tangible net worth covenant, add an EBITDA covenant and a leverage covenant, and amend certain other covenants, including the maximum restructuring cash disbursements covenant, and fixed charge coverage covenant.
The Company’s ability to borrow under the Restated LaSalle Credit Agreement, as amended by Amendment No. 6, depended on the amount of eligible accounts receivable from its clients and there were limitations on the concentration of these accounts with a single client. In addition, LaSalle retained certain reserves against otherwise available borrowing capacity.
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
The Company’s ability to borrow under the Revolving Loan Facility depends on the amount of eligible accounts receivable from its clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity. Borrowings under the Revolving Loan Facility incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Second Restated LaSalle Credit Agreement. The Revolving Loan Facility is secured principally by a grant of a first priority security interest in all of the Company’s personal property and fixtures, including its accounts receivable. In addition, the Company pays a commitment fee on the unused portion of the Revolving Loan Facility, as well as fees on outstanding letters of credit.
The Term Loan incurs interest at a floating interest rate based on the LIBOR index rate. The interest rate on the Term Loan is higher than the interest rate paid on borrowings under the Revolving Loan Facility. Beginning in July 2007, the Company was obligated to make mandatory monthly principal payments on the Term Loan of $200,000. The Term Loan is secured principally by a grant of a second priority security interest in all of the Company’s personal property and fixtures, including accounts receivable.
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
On June 29, 2007, the Company entered into: (i) Amendment No. 1 to the Second Restated LaSalle Credit Agreement; and (ii) a First Amendment to its Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the Amendment.) Pursuant to the terms of the Amendments, LaSalle and Atalaya Funding II, L.P. and Atalaya Administrative LLC agreed, among other things, to adjust certain financial covenants including the maximum restructuring cash disbursements covenant, the EBITDA covenant, and the leverage covenant.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Under the terms of the Second Restated LaSalle Credit Agreement, the Company was required to retain a reserve against otherwise available borrowing capacity under the Revolving Loan Facility related to the Internal Revenue Services’ proposed adjustment to the Company’s 2002 worthless stock deduction as described in Note 10. On August 30, 2007, the Company received a closing letter from the Internal Revenue Service (IRS) notifying it of the favorable conclusion of the IRS’s audit of the Company’s tax returns for the 1997, 2000, 2002, 2003 and 2004 fiscal years. The letter indicated that the Joint Committee on Taxation had raised no exceptions to the conclusions reached by the IRS regarding its audit of the Company’s tax returns for these fiscal years and that the Company’s 2002 worthless stock deduction relating to its remaining investment in ITI Holdings, Inc. would be allowed in full. As a result, LaSalle released the $1.6 million reserve the Company had been required to maintain against its borrowing availability under its Revolving Loan Facility because of this contingency.
Borrowings under the Revolving Loan Facility totaled $10.4 million as of September 30, 2007. Borrowings under the Term Loan totaled $14.4 million as of September 30, 2007, and included $12.2 million long-term debt and $2.2 million short-term debt which reflects 11 months of payments as a result of the timing of due dates within the Company’s fiscal calendar. Interest rates on the Company’s borrowings during the thirty-nine weeks ended September 30, 2007 ranged from 7.82% to 8.5% under the Revolving Loan Facility and 12.57% to 14.05% under the Term Loan. The Company had $8.3 million of unused borrowing capacity under the Revolving Loan Facility as of September 30, 2007. The Company was in compliance with its financial covenants as of September 30, 2007.
The Company expects that its cash balances, cash flow from operations and available borrowings under its loan agreements will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations as they come due.  The Company’s cash flow is significantly impacted by its ability to collect its clients’ accounts receivable on a timely basis. To the extent that the Company’s business with a single client or small group of clients represents a more significant portion of its revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations. A significant change in operating cash flow or a failure to achieve or sustain profitability could have a material adverse effect on the Company’s liquidity and its ability to comply with the covenants in its loan agreements.  In addition, the Company’s failure to adhere to the financial and other covenants could give rise to a default under the loan agreements which would have a material adverse effect on the Company’s liquidity and financial condition. There can be no assurances that the Company will be able to meet the financial and other covenants in its loan agreements.  Given the Company’s operating results for the thirty-nine weeks ended September 30, 2007 and its revised financial outlook for the remainder of the year, management anticipates the need to approach the Company’s lenders during the fourth quarter regarding amending or temporarily waiving future compliance with the existing financial covenants in its loan agreements.  While the Company believes that it will be able to obtain the necessary changes to these covenants on terms satisfactory to it, there can be no assurance that the Company will obtain such relief or that it can do so on favorable terms.
9. Restructuring and Other Charges
Restructuring and other charges were less than $0.1 million for the thirteen weeks and $1.6 million for the thirty-nine weeks ended September 30, 2007. This compares to $2.3 million for the thirteen weeks and $2.7 million for the thirty-nine weeks ended October 1, 2006.
2007 Restructuring Initiatives
In May 2007, the Company approved a plan to restructure certain operations and resulted in downsizing space in its Tucson, Arizona customer care center and eliminating certain administrative and operational positions. Restructuring and other charges related to this plan were $1.3 million for the thirty-nine weeks ended September 30, 2007 and included $0.7 million in lease termination and other costs and $0.6 million in severance costs related to the elimination of five positions.
Cash payments of $0.5 million related to the 2007 restructuring were made for the thirty-nine weeks ended September 30, 2007. Remaining cash payments of $0.8 million, primarily related to severance costs and lease termination costs, are payable through 2009.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
2006 Restructuring Initiatives
The Company closed four customer care centers with approximately 960 workstations during the thirty-nine weeks ended October 1, 2006. One center was closed in the second quarter of 2006 and the remaining three centers were closed during the third quarter of 2006. Restructuring and other charges resulting from the closures of the customer care centers were $2.1 million for the thirty-nine weeks ended October 1, 2006. This was comprised of lease termination and other costs of $1.1 million, the write down of property and equipment of $0.5 million net of reductions from the sale of related assets, and severance costs of $0.5 million related to the elimination of 119 administrative and support positions. The Company also recorded additional charges of $0.9 million related to the 2005 restructuring as a result of delays in subletting space in its corporate office, which charges were partially offset by a reversal of $0.3 million of 2005 restructuring severance charges.
During the thirty-nine weeks ended September 30, 2007 the Company reversed $0.1 million in lease termination and other costs associated with the 2006 restructuring initiatives as operating expenses were lower than originally estimated.
Cash payments of $0.4 million related to the 2006 restructuring initiatives were made for the thirty-nine weeks ended September 30, 2007. Remaining cash payments of $1.0 million, primarily related to lease termination costs, are payable through 2008.
2005 Restructuring Initiatives
For the thirty-nine weeks ended September 30, 2007, the Company recorded an additional $0.4 million in charges related to its July 2005 restructuring as a result of its conclusion that it will be unable to sublet the remaining unused space in its corporate office in Deerfield, Illinois.
Cash payments of $1.5 million related to the July 2005 restructuring plan were made for the thirty-nine weeks ended September 30, 2007. The July 2005 restructuring plan included costs associated with the reduction of our corporate office space in Deerfield, Illinois and the closure of seven additional customer care centers. Remaining cash payments of $0.7 million, primarily related to lease termination costs, are payable through 2008.
Following is a summary of the activity for the thirty-nine weeks ended September 30, 2007 in current and long-term reserves established in connection with the Company’s restructuring initiatives:

			Asset	Adj to
	December	Charges	Write-	Other	Cash	September
	31, 2006	(Reversals)	off	Accts	Payments	30, 2007
Restructuring initiatives prior to 2005:	$2	$(2)				—
2005 restructuring initiatives:
Lease obligations and other costs	1,731	390			$(1,463)	$658
2006 restructuring initiatives:
Employee severance costs	6				(6)	—
Lease obligations and other costs	1,438	(69)		$(18)	(349)	1,002
2007 restructuring initiatives:
Employee severance costs		592		(12)	(282)	298
Property and equipment		13	$(13)			—
Lease obligations and other costs		641			(185)	456

Total	$3,177	$1,565	$(13)	$(30)	$(2,285)	$2,414

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
In October 2003, the Company received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of its remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service (IRS) audited the Company’s 2002 tax return and proposed an adjustment that would have disallowed this deduction. The Company believed that it had sufficient support for the deduction and filed an appeal contesting the proposal adjustment. On March 27, 2007, the Company received written notification from the Appeals Officer that the IRS had reviewed the technical merits of the Company’s position and was proposing to allow the deduction in its entirety. Based upon the then current status of the appeal and the IRS’s acceptance of the revised technical merits supporting its deduction, the Company believed it was more likely than not that it would be successful and that the deduction would be allowed in full. Therefore, it reversed the reserve of $17.6 million, including potential interest, related to this issue as of April 1, 2007. On August 30, 2007, the Company received a closing letter from the IRS notifying it of the favorable conclusion of the IRS audit.
As of December 31, 2006 and September 30, 2007, the Company is in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred from the exited outbound customer acquisition business.  Due to the uncertainty in the Company’s ability to realize the benefit of its deferred tax assets a valuation allowance of $25.2 million was established as of December 31, 2006.
The tax benefit associated with the loss before income taxes incurred for the thirteen weeks ended September 30, 2007 of $1.1 million and the related deferred tax asset were offset with a corresponding valuation allowance. This results in a zero effective income tax rate for the thirteen weeks ended September 30, 2007. The effective tax rate for the thirteen weeks ended October 1, 2006 was 35.9%.
A tax benefit of $4.1 million and a related deferred tax asset associated with the pre-tax loss incurred for the thirty-nine weeks ended September 30, 2007 were offset with a corresponding valuation allowance. This results in a zero effective income tax rate for the thirty-nine weeks ended September 30, 2007, excluding the impact of the reversal of the reserve for ITI. The effective tax rate was 35.3% for the thirty-nine weeks ended October 1, 2006.
At the adoption date of January 1, 2007 of FIN 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109,” the Company had $17.8 million of unrecognized tax benefits, all of which would impact its effective tax rate if recognized. At September 30, 2007, the Company had $0.2 million of unrecognized tax benefits as the Company reversed the reserve of $17.6 million related to ITI. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 and $2.6 million accrued for interest for penalties at September 30, 2007 and December 31, 2006, respectively. The tax years 2005 and 2006 remain subject to examination by the tax authorities.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
11. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The impact of any potentially dilutive securities is excluded from the computation for the thirteen weeks ended September 30, 2007 and October 1, 2006, and the thirty-nine weeks ended October 1, 2006 as the Company recorded a net loss for these periods. The following table sets forth the computation of basic and diluted earnings per share for the thirteen and thirty-nine weeks ended September 30, 2007 and October 1, 2006:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In thousands, except earnings per share)

Net income (loss)	$(2,763)	$(5,005)	$7,016	$(6,539)

Shares used in basic per share calculation	49,930	49,455	49,732	49,455
Effects of dilutive securities:
Stock options	—	—	2,892	—
Non-vested stock	—	—	411	—

Shares used in diluted per share calculation	49,930	49,455	53,035	49,455

Net income (loss) per share:
Basic	$(0.06)	$(0.10)	$0.14	$(0.13)

Diluted	$(0.06)	$(0.10)	$0.13	$(0.13)

12. Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The restructuring reserves provided for the write-off of property and leasehold improvements from the July 2005 restructuring plan outstanding as of January 1, 2006 have been reclassified as a reduction of property and equipment.
For the thirteen and thirty-nine weeks ended October 1, 2006, $0.2 million and $0.5 million, respectively, of expenses related to workforce management were reclassified to cost of services to more appropriately reflect the nature of these expenses. These costs were previously included as a component of selling, general and administrative expenses.
13. Subsequent Events
In October 2007, the Company commenced a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The Company entered into forward contracts with a notional amount totaling approximately 616 million Philippine pesos, or $14 million, to hedge its exposure to operating expenses in the Philippines.  The contracts expire on a biweekly basis with the final contract expiring in October 2008. The Company’s intent is to hedge its exchange rate risks related to payroll and rent expense for a one-year period and to continually monitor and hedge its exposure to these expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report and the audited consolidated financial statements of the Company which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our management’s discussion and analysis contains “forward-looking statements”. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events and are subject to known and unknown risks and uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. See “Forward Looking Statements and Factors That May Affect Future Results” on page 3 of this Quarterly Report on Form 10-Q and Item 1A in Part II of this Quarterly Report on Form 10-Q.
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, communication, business services, financial services, publishing, and travel and entertainment industries. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, off-shore, and client-owned locations. As of September 30, 2007, we operated nine customer care centers in the United States, two of which are client-owned facilities, and three off-shore customer care centers in the Philippines. As of September 30, 2007, our domestic operations consisted of approximately 4,500 workstations and our off-shore operations consisted of approximately 2,500 workstations.
The period from 1995 through 2005 was one of continual transition as we experienced rapid growth, followed by a decline in business and a subsequent strategic realignment in July 2005 to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a number of key industries and reposition ourselves for long-term growth and profitability. For more information, see Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
In 2006 we remained committed to optimizing our operations, improving cash flow and returning our business to profitability. We opened our second customer care center in the Philippines in April 2006 and invested heavily in the construction and build-out of our third Philippine facility. During the third quarter of 2006, we completed our strategic realignment closing an additional four customer care centers. From January 2005 through October 2006, we closed 16 domestic customer care centers and exited approximately $39.8 million in outbound customer acquisition business. During this same period, we aggressively grew our off-shore capacity in the Philippines and increased our off-shore revenue.
Throughout 2007, we have continued executing on our long-term high level growth strategy to aggressively grow our higher margin off-shore business while continuing to optimize the contribution of our domestic capacity. In the first three quarters of 2007, we completed construction and build-out of our third facility in the Philippines and transitioned operations exiting a temporary facility that we had leased pending completion of the new site. Furniture and desktop technology continue to be added to this third facility as necessary to establish production seats to meet client demand. As of September 30, 2007, we had approximately 900 workstations operating in our third Philippine facility. We also continued to improve the efficiency of our domestic capacity by relocating our Corpus Christi, Texas customer care center to a smaller facility. We also implemented a plan to restructure certain operations, including downsizing our Tucson, Arizona customer care center and eliminating certain administrative and operational positions within the Company.
During the 2007 third quarter, our ongoing IRS appeal regarding the deduction we took in 2002 when we wrote-off our remaining investment in ITI Holdings, Inc. for tax purposes was finally resolved favorably. For more information, see Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen and thirty-nine weeks ended September 30, 2007 and October 1, 2006, respectively. Certain additional components of net revenue and cost of services have been included as we believe they would enhance an understanding of our results of operations.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30,	October 1,	Fav (Unfav)	September 30,	October 1,	Fav (Unfav)
	2007	2006	% Change	2007	2006	% Change
Net Revenue:
Domestic	$45,704	$42,468	7.6%	$131,770	$148,585	(11.3)%
Off-shore	11,116	6,814	63.1	31,253	19,656	59.0

Total net revenue	56,820	49,282	15.3	163,023	168,241	(3.1)

Cost of Services:
Direct labor	34,326	29,776	(15.3)	96,648	98,182	1.6
Other facility expenses	17,973	16,544	(8.6)	51,447	52,512	2.0

Total cost of services	52,299	46,320	(12.9)	148,095	150,694	1.7

Percentage of revenue	92.0%	94.0%	—	90.8%	89.6%	—

Gross profit	4,521	2,962	52.6	14,928	17,547	(14.9)
Gross profit margin	8.0%	6.0%	—	9.2%	10.4%	—

Operating Expenses:
Selling, general & administrative expenses	6,500	8,008	18.8	21,580	23,628	8.7
Restructuring and other charges	8	2,329	99.7	1,565	2,700	42.0

Total operating expenses	6,508	10,337	37.0	23,145	26,328	12.1

Operating loss	(1,987)	(7,375)	73.1	(8,217)	(8,781)	6.4
Other income	(163)	(62)	*	(254)	(56)	*
Interest expense	939	490	(91.6)	2,589	1,388	(86.5)

Loss before income taxes	(2,763)	(7,803)	64.6	(10,552)	(10,113)	(4.3)
Income tax benefit	—	(2,798)	*	(17,568)	(3,574)	*

Net income (loss)	$(2,763)	$(5,005)	44.8	$7,016	$(6,539)	207.3

*	Means that the percentage change is not meaningful
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

	Thirteen Weeks Ended (1)			Thirty-Nine Weeks Ended
	September 30,	October 1,	Fav (Unfav)	September 30,	October 1,	Fav (Unfav)
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands except statistical data and notes)
EBITDA (2)	$1,666	$(4,264)	139.1%	$2,284	$369	519.0%
Free cash flow (3)	(1,784)	(5,814)	69.3	(8,199)	(5,926)	(38.4)

Statistical information:
Number of customer care centers:
Domestic	9	8		9	8
Off-shore	3	2		3	2

Total	12	10		12	10

Number of workstations:
Domestic	4,473	4,625		4,473	4,625
Off-shore	2,533	1,520		2,533	1,520

Total	7,006	6,145		7,006	6,145

Annualized net weighted average revenue per workstation:
Domestic	$41,010	$35,543		$37,531	$38,444
Off-shore	18,387	18,027		18,365	19,525
Total	33,054	31,336		31,235	34,538

*	Means that the percentage change is not meaningful
Notes to Non-GAAP Financial Measures
(1) We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to September 30.
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

EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income (loss)	$(2,763)	$(5,005)	$7,016	$(6,539)

Interest expense	939	490	2,589	1,388
Income tax benefit	—	(2,798)	(17,568)	(3,574)
Depreciation and amortization	3,490	3,049	10,247	9,094

EBITDA	$1,666	$(4,264)	$2,284	$369

(3) We define free cash flow as EBITDA less capital expenditures. We use free cash flow, in addition to net cash provided by (used in) operating activities, to assess our liquidity and performance. We believe that free cash flow is of interest to our investors and analysts in relation to our debt covenants as capital expenditures are a significant use of our cash and our future performance will depend, among other things, on our ability to continue to fund our growth.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(Dollars in thousands)
EBITDA	$1,666	$(4,264)	$2,284	$369
Capital expenditures	(3,450)	(1,550)	(10,483)	(9,545)
Leasehold improvements funded by landlord	—	—	—	3,250

Free Cash Flow	$(1,784)	$(5,814)	$(8,199)	$(5,926)

Free cash flow can be reconciled to the net cash provided by (used in) operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(3,941)	$5,158	$2,756	$7,582

Purchase of property and equipment	(3,450)	(1,550)	(10,483)	(6,295)
Income tax benefit	—	(2,798)	(17,568)	(3,574)
Interest expense	939	490	2,589	1,388
Amortized gain on sale leaseback	49	—	143	—
Gain on sale of property and equipment	103	—	50	—
Income taxes payable	—	—	17,580	—
Changes in operating assets and liabilities	4,848	(9,637)	(1,981)	(7,239)
Increase in deferred income taxes	—	3,016	—	3,834
Stock compensation expense	(332)	(347)	(1,272)	(1,105)
Non-cash restructuring charges	—	(146)	(13)	(517)

Free Cash Flow	$(1,784)	$(5,814)	$(8,199)	$(5,926)

Comparison of Results of Operations for the Thirteen Weeks Ended September 30, 2007 and October 1, 2006
Net revenue was $56.8 million for the thirteen weeks ended September 30, 2007, an increase of 15.3% from $49.3 million for the thirteen weeks ended October 1, 2006. Off-shore revenue increased $4.3 million or 63.1%, driven by growth in our healthcare and publishing business. Domestic revenue increased $3.2 million or 7.6% and was largely attributable to the additional volume generated by the second UPS facility which we began managing in April, 2007, partially offset by decreased revenue in the financial services and travel and entertainment verticals.
Cost of services increased $6.0 million or 12.9%, to $52.3 million for the thirteen weeks ended September 30, 2007, from $46.3 million for the thirteen weeks ended October 1, 2006. As a percentage of revenue, cost of services decreased to 92.0% for the thirteen weeks ended September 30, 2007 from 94.0% for the thirteen weeks ended October 1, 2006. Off-shore cost of services increased $5.1 million due to increased labor costs driven by increased volume and higher fixed facility costs resulting from the opening of two additional Philippine customer care centers in 2006 and 2007, and other expenses associated with the anticipated ramp up of new off-shore business. Domestic cost of services increased $0.9 million as a result of increased labor costs due to the addition of our second UPS facility, partially offset by lower facility expenses as a result of the relocation of our Corpus Christi, Texas customer care center and the downsizing of our Tucson, Arizona customer care center.
Gross profit for the thirteen weeks ended September 30, 2007 increased $1.5 million, or 52.6%, to $4.5 million from $3.0 million for the thirteen weeks ended October 1, 2006, as the higher contribution from off-shore revenue and lower domestic facility costs were slightly offset by decreased domestic revenue contribution and higher off-shore facility costs. Gross profit margins increased to 8.0% for the thirteen weeks ended September 30, 2007 from 6.0% for the thirteen weeks ended October 1, 2006, due to improved domestic efficiencies both in labor productivity and facility costs, offset partly by additional fixed off-shore facility costs and investments we are making in off-shore training.
Selling, general and administrative expenses decreased to $6.5 million for the thirteen weeks ended September 30, 2007 as compared to $8.0 million for the thirteen weeks ended October 1, 2006, primarily due to lower compensation costs, lower professional fees, and continuing efforts to maintain expense control.
Restructuring and other charges were less than $0.1 million for the thirteen weeks ended September 30, 2007, as compared to $2.3 million for the thirteen weeks ended October 1, 2006. During the thirteen weeks ended September 30, 2007 we recorded $0.1 million in additional costs related to the 2007 restructuring initiative and the July 2005 restructuring initiative, offset by $0.1 million in reductions related to the 2006 restructuring initiative. Restructuring and other charges for the thirteen weeks ended October 1, 2006 included $1.4 million in costs associated with the closing of three customer care centers. We also recorded additional charges of $0.9 million related to the July 2005 restructuring initiative as a result of delays in subletting space in our corporate office, which charges were partially offset by a reversal of $0.3 million of 2005 restructuring severance charges. For more information regarding our restructuring initiatives, see Note 9 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating loss decreased $5.4 million or 73.1%, to $2.0 million for the thirteen weeks ended September 30, 2007, from a loss of $7.4 million for the thirteen weeks ended October 1, 2006. This decrease is due to the improvement in gross profit, reduced restructuring charges and lower selling, general and administrative expenses, all as noted above.
EBITDA improved $6.0 million, to $1.7 million for the thirteen weeks ended September 30, 2007 from a negative $4.3 million for the thirteen weeks ended October 1, 2006. This improvement is also due to increased gross profit, reduced restructuring charges and lower selling, general and administrative expense, all as noted above. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Due to our three year cumulative loss position, the tax benefit associated with the loss before income taxes incurred for the thirteen weeks ended September 30, 2007 of $1.1 million and the related deferred tax asset were offset with a corresponding valuation allowance. For more information on the recording of the valuation allowance, see Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. This resulted in a zero effective income tax rate for the thirteen weeks ended September 30, 2007. The effective tax rate for the thirteen weeks ended October 1, 2006 was 35.9%.

Loss before income taxes decreased $5.0 million or 64.6%, to a loss of $2.8 million for the thirteen weeks ended September 30, 2007, from a loss of $7.8 million for the thirteen weeks ended October 1, 2006. This improvement is due primarily to the previously noted increase in gross profit, reduced restructuring charges and lower selling, general and administrative expenses, partially offset by increased interest expense related to additional borrowings to fund growth in our off-shore operations. Net loss for the thirteen weeks ended September 30, 2007 was $2.8 million, as compared to a net loss of $5.0 million for the thirteen weeks ended October 1, 2006.
Comparison of Results of Operations for the Thirty-nine Weeks Ended September 30, 2007 and October 1, 2006
Net revenue decreased 3.1% to $163.0 million for the thirty-nine weeks ended September 30, 2007 from $168.2 million for the thirty-nine weeks ended October 1, 2006. Off-shore revenue increased $11.6 million or 59.0%, primarily driven by continued growth in our healthcare and publishing business. Domestic revenue decreased $16.8 million or 11.3%, as a result of decreases in the Medicare Part D business, the exit from a large telecommunications client during fiscal 2006 and lower revenue from our financial services vertical, partially offset by increased revenue from the second UPS facility. The decline in the Medicare Part D business was primarily due to the longer first-year enrollment period in 2006.
Cost of services decreased $2.6 million or 1.7%, to $148.1 million for the thirty-nine weeks ended September 30, 2007 from $150.7 million for the thirty-nine weeks ended October 1, 2006. A $16.3 million decrease in domestic cost of services was partially offset by a $13.7 million increase in off-shore labor costs driven by increased volume, and higher fixed facility costs resulting from the opening of two additional Philippine customer care centers in 2006 and 2007, and other expenses associated with the anticipated ramp up of new off-shore business. The domestic decrease is primarily due to reductions in domestic labor costs and lower domestic facility expenses resulting from the closure of four domestic customer care centers in 2006, and the relocation of our Corpus Christi, Texas customer care center and the downsizing of our Tucson, Arizona customer care center in 2007. These domestic cost reductions were partially offset by increased labor costs due to the addition of our second UPS facility. As a percentage of revenue, cost of services increased from 89.6% for the thirty-nine weeks ended October 1, 2006 to 90.8% for the thirty-nine weeks ended September 30, 2007.
Gross profit for the thirty-nine weeks ended September 30, 2007 was $14.9 million, as compared to $17.5 million for the thirty-nine weeks ended October 1, 2006, as the benefit of higher contribution from off-shore revenue and lower domestic facility costs was more than offset by higher off-shore facility costs and decreased domestic revenue contribution. Gross profit margins decreased to 9.2% for the thirty-nine weeks ended September 30, 2007 from 10.4% for the thirty-nine weeks ended October 1, 2006, as increased labor rates and facility costs more than offset increased revenue rates.
Selling, general and administrative expenses decreased $2.0 million to $21.6 million for the thirty-nine weeks ended September 30, 2007 as compared to $23.6 million for the thirty-nine weeks ended October 1, 2006, primarily due to lower compensation costs and continuing efforts to maintain expense control.
Restructuring and other charges were $1.6 million for the thirty-nine weeks ended September 30, 2007, as compared to $2.7 million for the thirty-nine weeks ended October 1, 2006. Charges for the thirty-nine weeks ended September 30, 2007 of $1.3 million were the result of restructuring certain operations during the second quarter of 2007. We also recorded an additional $0.4 million in charges related to our July 2005 restructuring initiative as a result of our conclusion that we will be unable to sublet the remaining unused space in our corporate office in Deerfield, Illinois, offset by a reduction in $0.1 million related to other costs associated with our 2006 restructuring initiatives. Restructuring and other charges of $2.7 million for the thirty-nine weeks ended October 1, 2006 included $2.1 million in costs associated with closing four customer care centers. We also recorded additional charges of $0.9 million related to the 2005 restructuring initiative as a result of delays in subletting space in our corporate office, which charges were partially offset by a reversal of $0.3 million of 2005 restructuring severance charges. For more information regarding our restructuring initiatives, see Note 9 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Operating loss decreased 6.4% to a loss of $8.2 million for the thirty-nine weeks ended September 30, 2007, from a loss of $8.8 million for the thirty-nine weeks ended October 1, 2006. This decrease is primarily due to lower selling, general and administrative expenses and reduced restructuring charges, partially offset by the decline in gross profit, as noted above.
EBITDA for the thirty-nine weeks ended September 30, 2007 was $2.3 million as compared to $0.4 million for the thirty-nine weeks ended October 1, 2006. This increase is due to lower selling, general and administrative expenses and reduced restructuring charges, partially offset by the decline in gross profit, as noted above. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In October 2003, we received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of our remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service (IRS) audited our 2002 tax return and proposed an adjustment that would have disallowed this deduction. We believed that we had sufficient support for the deduction and filed an appeal contesting the proposal adjustment. On March 27, 2007, we received written notification from the Appeals Officer that the IRS had reviewed the technical merits of our position and was proposing to allow the deduction in its entirety. Based upon the then current status of the appeal and the IRS’s acceptance of the revised technical merits supporting our deduction, we believed it was more likely than not that we would be successful and that the deduction would be allowed in full. Therefore, we reversed the reserve of $17.6 million, including potential interest, related to this issue as of April 1, 2007. On August 30, 2007, we received a closing letter from the IRS notifying us of the favorable conclusion of the IRS audit.
Due to our three year cumulative loss position, the tax benefit associated with the loss before income taxes incurred for the thirty-nine weeks ended September 30, 2007 of $4.1 million and the related deferred tax asset were offset with a corresponding valuation allowance. For more information on the recording of the valuation allowance, see Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. This resulted in a zero effective income tax rate for the thirty-nine weeks ended September 30, 2007, excluding the impact of the reversal of the reserve for ITI. The effective tax rate for the thirty-nine weeks ended October 1, 2006 was 35.3%.
Loss before income taxes increased $0.5 million from a loss of $10.1 million for the thirty-nine weeks ended October 1, 2006 to a loss of $10.6 million for the thirty-nine weeks ended September 30, 2007. This increase is primarily due to the decline in gross profit for the thirty-nine weeks ended September 30, 2007 and increased interest expense related to additional borrowings to fund growth in our off-shore operations, partially offset by lower selling, general and administrative expenses and reduced restructuring charges, as noted above. Net income for the thirty-nine weeks ended September 30, 2007 was $7.0 million, as compared to a net loss of $6.5 million for the thirty-nine weeks ended October 1, 2006, largely as a result of the previously mentioned $17.6 million tax benefit recorded as of April 1, 2007.
Liquidity and Capital Resources
The following table sets forth our condensed consolidated statements of cash flow data for the thirty-nine weeks ended September 30, 2007 and October 1, 2006, respectively.

	Thirty-Nine Weeks Ended
	September 30,	October 1,
	2007	2006
	(Dollars in thousands)
Net cash provided by operating activities	$2,756	$7,582
Net cash used in investing activities	(10,292)	(6,285)
Net cash provided by (used in) financing activities	6,753	(1,807)
Effect of exchange rate changes on cash	(110)	(86)

Net decrease in cash and cash equivalents	$(893)	$(596)

Operating Activities
Net cash provided by operating activities was $2.8 million for the thirty-nine weeks ended September 30, 2007, as compared to $7.6 million for the thirty-nine weeks ended October 1, 2006. This $4.8 million decrease is due to higher accounts receivable, the decline in gross profit and increased interest expense related to additional borrowings to fund the build-out of our third facility in the Philippines.
Investing Activities
Net cash used in investing activities was $10.3 million for the thirty-nine weeks ended September 30, 2007, as compared to $6.3 million for the thirty-nine weeks ended October 1, 2006. Spending for the thirty-nine weeks ended September 30, 2007 primarily included capital expenditures for our third customer care center in the Philippines. Spending for the thirty-nine weeks ended October 1, 2006 primarily related to costs for our second customer care center in the Philippines and expenditures to build-out and relocate our customer care center in Green Bay, Wisconsin, net of funding from the landlord.
Financing Activities
Net cash provided by financing activities for the thirty-nine weeks ended September 30, 2007 was $6.8 million and included net borrowings of $9.4 million under the Term Loan and $0.7 million in cash received from the exercise of stock options offset by net payments of $3.3 million against the Revolving Loan Facility. Net cash used in financing activities of $1.8 million for the thirty-nine weeks ended October 1, 2006 relates to payments against the Revolving Loan Facility.
Bank Financing
We are party to two separate loan agreements which provide us with a $27.5 million revolving loan facility which expires in October 2010 (the “Revolving Loan Facility”) and a $15 million term loan which matures in January 2011 (the “Term Loan”). Our ability to borrow under the Revolving Loan Facility depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, our lender retains certain reserves against otherwise available borrowing capacity. Our current loan agreements require us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments. These limitations may affect our liquidity and limit our ability to make capital expenditures. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreements. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreements or, in the event of non-compliance, that we will be able to obtain waivers or amendments from our lenders.
Borrowings under the Revolving Loan Facility and the Term Loan totaled $10.4 million and $14.4 million, respectively, as of September 30, 2007. We had $8.3 million of unused borrowing capacity under the Revolving Loan Facility as of September 30, 2007. We were in compliance with our financial covenants under our loan agreements as of September 30, 2007.
We expect that our cash balances, cash flows from operations and available borrowings under our loan agreements will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. Our cash flow is significantly impacted by our ability to collect our clients’ accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations. A significant change in operating cash flow or a failure to achieve or sustain profitability could have a material adverse effect on our liquidity and our ability to comply with the covenants in our loan agreements. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreements which would have a material adverse effect on our liquidity and financial condition. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreements. Given our operating results for the thirty-nine weeks ended September 30, 2007 and our revised financial outlook for the remainder of the year, we anticipate the need to approach our lenders during the fourth quarter regarding amending or temporarily waiving future compliance with the existing financial covenants in our loan agreements. While we have no reason to believe that we will not be able to obtain the necessary changes to these covenants on terms satisfactory to us, there can be no assurance that we will obtain such relief or that we can do so on favorable terms. See Item 1A of Part II of this Quarterly Report on Form 10-Q under the caption “Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants.”

Free Cash Flow
Free cash flow declined $2.3 million from a negative $5.9 million for the thirty-nine weeks ended October 1, 2006 to a negative $8.2 million for the thirty-nine weeks ended September 30, 2007 due to a decrease in gross profit, an increase in net capital expenditures and an increase in accounts receivable. More information concerning this non-GAAP financial measure including the definition of free cash flow and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. Our Revolving Loan Facility and Term Loan bear interest at floating rates, subjecting us to interest rate risk. To date, the impact from interest rate and foreign currency exchange rate fluctuations has not been material; however we cannot ensure that we will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. It is common practice to mitigate these risks with hedging strategies and derivative instruments. We had not used derivatives to manage these risks through September 30, 2007. In October 2007, we commenced a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. We entered into forward contracts with a notional amount totaling approximately 616 million Philippine pesos, or $14 million, to hedge our exposure to operating expenses in the Philippines. The contracts expire on a biweekly basis with the final contract expiring in October 2008. Our intent is to hedge our exchange rate risks related to payroll and rent expense for a one year period, and to continually monitor and hedge our exposure to these expenses.
We prepared a sensitivity analysis of our average debt for the thirteen weeks ended September 30, 2007, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not have significantly increased interest expense. The sensitivity analysis assumes no changes in our financial structure.
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
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business may be affected by our cash flows from operations and our ability to comply with, or obtain waivers of or changes to, our debt covenants.
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
Our current loan agreements provide the Company with a $27.5 million Revolving Loan Facility which expires in October 2010 and a $15 million Term Loan which matures in January 2011. Our ability to borrow under the Revolving Loan Facility depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, our lender retains certain reserves against otherwise available borrowing capacity. Our current loan agreements require us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments. These limitations may affect our liquidity and limit our ability to make capital expenditures.
A significant change in operating cash flow or a failure to achieve or sustain profitability could have a material adverse effect on our liquidity and our ability to comply with the covenants in our loan agreements. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreements which would have a material adverse effect on our liquidity and financial condition. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreements. Given our operating results for the thirty-nine weeks ended September 30, 2007 and our revised financial outlook for the remainder of the year, we anticipate the need to approach our lenders during the fourth quarter regarding amending or temporarily waiving future compliance with the existing financial covenants in our loan agreements. While we have no reason to believe that we will not be able to obtain the necessary changes to these covenants on terms satisfactory to us, there can be no assurance that we will obtain such relief or that we can do so on favorable terms.
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

In October 2007, we commenced a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. A deterioration in the exchange rate could have a significant adverse affect on our results of operations, liquidity and financial condition and there can be no assurance that our hedging strategy will insulate us from the negative impacts of currency rate fluctuations.
Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc. and Subsidiaries
Date: November 9, 2007	By:	/s/ Robert J. Keller
Robert J. Keller
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ George H. Hepburn III
George H. Hepburn III
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2007	By:	/s/ Joseph R. Doolan
Joseph R. Doolan
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description

3.1	Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

3.2
Second Amended and Restated Bylaws of APAC Customer Services, Inc., dated August 20, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated August 22, 2007.

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