Form 10-K
period 2007-12-30
APAC CUSTOMER SERVICE INC
filed 2008-03-14
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
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
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The aggregate market value of the registrant’s common shares held by non-affiliates was approximately $60,201,253 based on the last sale price as of June 30, 2007.
As of February 29, 2008, 50,517,787 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

		Page

Forward-Looking Statements and Factors that May Affect Future Results		3

PART I		5

Item 1.	Description of Business	5

Item 1A.	Risk Factors	13

Item 1B.	Unresolved Staff Comments	17

Item 2.	Properties	17

Item 3.	Legal Proceedings	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

	Executive Officers of the Registrant	18

PART II		19

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and and Issuer Purchases of Equity Securities	19

Item 6.	Selected Financial Data	21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 8.	Financial Statements and Supplementary Data	40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67

Item 9A.	Controls and Procedures	67

Item 9B.	Other Information	69

PART III		69

Item 10.	Directors and Executive Officers of the Registrant	69

Item 11.	Executive Compensation	69

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69

	Equity Compensation Plan Information	69

Item 13.	Certain Relationships and Related Transactions	70

Item 14.	Principal Accounting Fees and Services	70

PART IV		70

Item 15.	Exhibits and Financial Statement Schedules	70

Signatures		71

Exhibit Index		73

Exhibit 10.5
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 10.43
Exhibit 10.44
Exhibit 10.45
Exhibit 10.46
Exhibit 10.47
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 24.1
Exhibit 24.2
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
Forward-looking statements are contained in this Annual Report on Form 10-K, primarily in Items 1, 1A, 3, 7, and 7A. Moreover, through our senior management, we may from time to time make forward-looking statements about matters described herein or about other matters concerning us.
There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by our forward-looking statements including, but not limited to, the following:
•	Our business may be affected by our cash flows from operations and our ability to comply with, or obtain waivers of or changes to, our debt covenants.
•	Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.
•	Our financial results depend on our ability to effectively manage our production capacity and our workforce.
•	Our success is subject to the terms of our client contracts.
•	Our success depends on our return to profitability.
•	Our principal shareholder can exercise significant control over the Company.
•	Our financial results may be affected by risks associated with international operations and expansion, including foreign currency fluctuations.
•	Our success depends on key personnel.
•	Our business operates in a highly competitive market.
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
In various places throughout this Annual Report on Form 10-K we use certain non-GAAP financial measures when describing our performance. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets or statements of cash flows of a company. We believe that non-GAAP financial measures provide meaningful supplemental information and are useful in understanding our results of operations and analyzing of trends because they exclude certain charges such as interest, taxes and depreciation and amortization expenses that are not part of our ordinary business operations. We also believe that non-GAAP financial measures are useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision-making. In addition, we believe investors, analysts and lenders benefit from referring to non-GAAP measures when assessing our performance and expectations of our future performance. However, this information should not be used as a substitute for our GAAP financial information; rather it should be used in conjunction with financial statement information contained in our Consolidated Financial Statements prepared in accordance with GAAP. We discuss non-GAAP financial measures in Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Pursuant to the requirements of Regulation G, we have provided a reconciliation of all non-GAAP financial measures not previously reconciled to the most directly comparable GAAP financial measure in Item 7 of this Annual Report on Form 10-K.

PART I
Item 1. Description of Business.
General Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment and financial services industries. We operate nine customer care centers in the United States, two of which are client-owned facilities and three off-shore customer care centers in the Philippines. As of December 30, 2007, the domestic operations consisted of approximately 4,600 workstations and the off-shore operations consisted of approximately 3,000 workstations.
Our principal executive office is located at Six Parkway North, Deerfield, Illinois 60015 and the telephone number at that address is (847) 374-4980.
The period from 1995 through 2005 was one of continual transition as we experienced rapid growth during the telemarketing industry boom, followed by a decline in business resulting from a reduction in volume from several key clients, competitive pressures and regulatory factors affecting the outbound customer acquisition business. In July 2005, we initiated a strategic realignment to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a number of key industries and reposition ourselves for long-term growth and profitability. During 2005, we exited virtually all of our outbound customer acquisition business which represented approximately $40 million in annualized revenue. From January 2005 through December 2007, our realignment of the business resulted in the closure of 16 domestic customer care centers, the relocation of our Corpus Christi, Texas customer care center to a smaller facility and the downsizing of our Tucson, Arizona facility. During this same period, we invested heavily in the growth of our off-shore capacity in the Philippines and increased our off-shore revenue, opening our second customer care center in the Philippines in the second half of 2006 and completing the construction and build-out of our third facility in the Philippines during the first half of 2007. We continue to add furniture and desktop technology to this third facility as necessary to establish production seats to meet client demand.
Long Term Strategy
As a result of these and other actions, we believe we are better positioned to realize the long-term potential of our business and improve our financial performance. We will continue to focus on providing customized, high quality customer care services and solutions to market leaders in industries that place a high value on long-term customer relationships. Our high level growth strategy is to maximize our existing capacity and continue to improve our margins by expanding the number of shifts we run in our facilities, diversify our client base and reduce our dependency on individual clients and expand our service offerings. We also intend to manage our business with a view towards improving our returns on invested capital, increasing cash flow and lowering our overall cost of capital.
Our Approach and Competitive Strategy
Our focus is to provide customized, high quality customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment and financial services industries. We believe the services we provide will enable us to build stronger, long-term partnerships with our clients resulting in increased client retention and growth, and improved consistency of our revenue flow.
By definition, the services we provide are critical to our clients’ success and involve significant integration with our clients’ information technology infrastructure. The applications we provide to our clients are complex resulting in longer sales, implementation and ramp-up periods. As a result, the sales cycle can be as long as eighteen months, and it often takes six to twelve months to realize the full revenue and profit potential of a new program or client.
We believe that service quality and value are critical factors in a client’s outsourcing decision. Our sales and account management teams are dedicated to prospecting and servicing clients in each of our core industries. Focusing their time and expertise on understanding a discrete industry or industries enables them to better understand our clients’ needs.
While we believe service quality and value are the primary competitive factors, price is still a significant consideration. We endeavor to meet client demand for a better educated, quality driven workforce at a lower cost by leveraging our off-shore operations in the Philippines. Our approach to off-shore operations is to identify international locations that have the language skills and education levels that support our desired quality of service. By identifying those clients and client programs which would benefit from the specific skills available in the Philippines, we believe we have created a lower cost solution to seamless quality service. We continuously evaluate the most effective means of providing high quality, well priced services to our clients and will encourage them to make use of our Philippines customer care centers if we believe they offer significant advantages to them. Our revenue rates for services rendered in the Philippines are lower than domestic revenue rates, but our profit margins for most of our off-shore client programs are generally higher.

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
We have focused on the following industries: healthcare, business services, communications, publishing, travel and entertainment and financial services. In fiscal year 2007, approximately 95% of our revenue was derived from clients in these key industry verticals and approximately 80% of our revenue was generated from clients in our three largest industries: healthcare, business services and communications.
Major Clients
Our ten largest clients collectively accounted for nearly 90% of our revenue in fiscal year 2007. Three of our clients were each responsible for 10% or more of our revenues: United Parcel Services, Inc. (UPS): approximately 24%; Verizon Wireless: approximately 20%; and WellPoint, Inc.: approximately 16%. See Item 1A of this Annual Report on Form 10-K under the caption “Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.”
Seasonality
Due to the nature of certain clients’ businesses, we experience seasonality of revenues. In particular, our healthcare industry clients’ call volumes experience seasonality, peaking during open enrollment and plan initiation periods, typically in the fourth and first quarter of each fiscal year. Our business services client also experiences peak processing needs from November through December coinciding with the holiday shipping period. As healthcare and business services represent a significant portion of our revenue our business is significantly impacted by this seasonality.
Our Services
Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international and client-owned locations. Our services are highly customized customer care services and solutions that involve communicating with customers and managing situations that are unique to each core industry. We provide service through multiple communication channels, including telephone, internet, email, fax, mail correspondence and automated response generated through technology. We offer the following services in each of our core client industries:
Healthcare
Within the healthcare industry, we offer customer service support for a wide variety of medical plans, including pharmacy, medical, dental, vision and Medicare Part D, to plan members and healthcare plan providers alike. Our customer service representatives answer questions regarding healthcare members’ plan coverage, including benefits and eligibility, claims processing, enrollment and plan comparisons, prescription coverage and co-payment determination, and provide internet service help desk support and insurance and coverage application assistance. For healthcare providers, our customer service representatives provide similar information regarding member eligibility and benefits and claims processing. We also provide various healthcare clients with internal help desk support and basic back office functions for their organizations.
Business Services
Within the business services industry, we provide customer care services including delivery issue resolution, business contact management and sales, member acquisition, account maintenance, billing issue resolution, research and trend analysis, troubleshooting and claims processing.

Communications
Within the communications industry, we provide the following services: targeted inbound customer acquisition, product sales, ongoing account maintenance, billing issue resolution, troubleshooting product issues, product set-up services and customer retention activities.
Publishing
Within the publishing industry, we manage subscribers by responding to customer inquiries regarding delivery, scheduling and billing. We also offer our clients assistance in classified advertising sales, readership data collection and subscription collections.
Travel and Entertainment
For the travel and entertainment industry, we provide customer care services including reservation booking for general and corporate travel, information on client resort properties, locations and amenities, cancellations, billing and account management, loyalty club management and complaint resolution.
Financial Services
Within the financial services industry, our services include assisting customers with card activation, credit inquiries, billing issue resolution, account maintenance, balance increases and transfers and balance inquiries.
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
We supply each new employee with extensive job skills training delivered in an interactive environment. Training programs for front line teams are customized to client programs and teach specialized customer service skills. We provide additional customer care training, empathy training and telephone etiquette for all of our customer service employees. In addition to training for specific job performance, our teams receive training on our Company culture and its guiding values of honesty, integrity and respect for others. In our off-shore facilities we also provide basic skills training, voice inflection training and education in United States geography.
We also provide coaching, management and leadership training to front line supervisors. Our use of eWitness™ technology enables our front line supervisors to provide coaching opportunities to representatives by direct observation, as does our centralized quality function. See “Quality” and “Technology and Telecommunications.”
We had approximately 9,500 employees on February 29, 2008. None of our employees are subject to collective bargaining agreements.
Operations and Capacity Utilization
Customer Care Centers
At December 30, 2007, we operated twelve customer care centers: seven domestic, two domestic client-owned facilities and three international centers located in the Philippines. The domestic operations consisted of approximately 4,600 workstations and the off-shore operations consisted of approximately 3,000 workstations. This compares to eleven customer care centers as of December 31, 2006, which included approximately 4,700 domestic workstations and 2,100 off-shore workstations. The additional customer care center in 2007 was the result of adding our second domestic client-owned facility.
We primarily operate one shift in most of our customer care centers, although all of our centers have the capability to run 24 hours a day, seven days a week. Customer care centers can be configured to meet specific client needs and deliver customer care services across multiple contact channels, including telephone, internet, email, correspondence and facsimile. See Item 2 of this Annual Report on Form 10-K under the caption “Properties”.

Capacity and Workforce Management
Our profitability is influenced significantly by our ability to effectively manage our production capacity and our workforce. To maximize profitability we need to continually increase our revenue per production seat and our capacity utilization, and maximize our workforce productivity.
We closely monitor the utilization of our production seats and balance the costs associated with maintaining unutilized and under-utilized seats with the flexibility needed to quickly respond to incremental client demands. We use eWFM™, a leading workforce administration platform which allows us to more effectively manage our employees’ time, quickly respond to changing client needs and maximize workforce productivity. See “Technology and Telecommunications—Operating Systems and Telephony.” We manage our production capacity and human resources holistically, by staffing in 15 minute increments, to match call arrival patterns, matching staffing to skill sets to meet application complexity and maintaining strict schedule adherence for our agents.
Our capacity utilization, measured as a percentage of the actual hours serviced per 40 hour week was 0.8 times in fiscal year 2007. Our ability to improve our capacity utilization is constrained by our dedicating certain seats to clients who are impacted by privacy and information security laws, particularly the Health Insurance Portability and Accountability Act (HIPAA) and Payment Card Industry Standards (PCI Standards).
See Item 1A of this Annual Report on Form 10-K under the caption “Our financial results depend on our ability to effectively manage our production capacity and our workforce.”
Operational Disciplines
We operate our business according to a set of documented core operations practices and procedures. We engaged COPC to review and certify audit procedures for each of these practices. Self-audits of our standard operating procedures are conducted on a regular basis to ensure consistent implementation of our practices across all of our customer care centers.
Program Implementation
We use an integrated team of professionals to manage the implementation and expansion of client programs. This team is led by a project manager and includes subject matter experts from operations, information technology, human resources, training, quality, sales and account management and compliance. The implementation team serves as the primary interface with our clients’ own implementation resources, is actively involved in the creation of detailed project plans, and is responsible for end-to-end implementation. In addition, we typically provide additional front line supervisors at the outset of a new program to ensure smooth program start-up. The progress of each implementation project is reviewed with our senior executive team on a weekly basis.
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
We utilize eWitness™, a quality monitoring system, across all of our customer care centers (other than our client owned facilities). We have a centralized quality assurance organization which provides independent, ongoing assessments of program quality through direct monitoring of our customer service representatives’ interactions with customers. We follow a comprehensive quality calibration process, which helps ensure that our representative monitoring and feedback stays aligned with our clients’ view of quality.
We use a compensation model that rewards front line teams on quality and continuous improvement. Front line managers at every customer care center are required to monitor every customer service representative regularly and provide coaching sessions designed to continuously improve performance. Additionally, we utilize verification recording technologies and separate teams validate customers’ approvals and buying commitments for certain programs.
We also regularly measure the quality of our services by evaluating such factors as client satisfaction, customer service levels, average handle times, first call resolution, and average speed of answer. We provide site operations management and clients with status reports on a real-time basis and can transmit summary data and captured information electronically to our clients. This data enables us to quickly modify or enhance ongoing services to improve quality and effectiveness.

Technology and Telecommunications
Our technology and telecommunications platform consists of customer care applications, operating systems and telephony. We partner with industry leaders like Avaya, SUN, Verint Systems and BEA to provide the tools necessary to maximize our business performance.
We will continue to invest in technology in order to expand our capacity, update and enhance our internal capabilities, and continue to provide reliable voice and data networks, operational support systems and customized application solutions to our clients. We also will continue to invest in both established and emerging call center technologies in order to fully optimize our operational performance and quality. We are committed to protecting sensitive customer data and utilize industry accepted technologies and processes to meet our customers’ needs.
Customer Care Applications
Our customer care application strategy is to continually upgrade our capabilities within our flexible and robust multi-channel technology solution. Each application is customized to efficiently manage the unique customer inquiries that occur in our core industries and meet market specialization, channel specific needs and complex architecture/process integration.
We maintain open system-thin client platforms in which we develop customized (multi-channel) application solutions for our clients. Developed on third party commercially available platforms, we maintain a library of reusable, proprietary code to develop new client solutions. We have also invested in open system integration layers (third party middleware) that allow us to integrate our solutions with our clients’ systems infrastructure. These solutions allow for enhanced information exchange with our clients which improves overall performance and results in an enhanced customer experience.
We have developed a fully integrated web-based reporting system (Insight™). The tool provides real-time and historic productivity data from a secure site and communicates the data with a comprehensive set of detailed interaction reports. Reports are also routinely customized, leveraging internal and client-based data to meet individual clients’ requirements.
Operating Systems and Telephony
We have operational support systems that we deploy in each of our customer care centers. We use Aspect eWorkforce Management™, to maximize our ability to forecast interaction volumes, schedule customer service representatives and monitor adherence to scheduled hours in order to meet fluctuating client needs and maximize agent productivity. We also deploy Witness Impact 360 Quality Monitoring™, recently acquired by Verint, as our quality assurance platform. We believe these platforms, in concert with internally developed best practices, improve our ability to provide high quality and efficient services to our clients.
We deploy VOIP (voice over internet protocol) technology to support both our domestic and international advanced routing requirements. The investment in this flexible, scaleable and cost effective technology improves our implementation responsiveness to client requirements. This technology also enables us to increase capacity utilization by effectively balancing call demands across multiple call centers.
We are continuing to upgrade the technologies associated with supporting our atHOME™ agent program. We believe we can enhance workforce optimization and improve quality on certain programs by using agents that work from their own homes. We have built an internal infrastructure to support this program and provide all of the necessary equipment to agents we deploy in this fashion. All supporting systems have been fully integrated to ensure synergy with our customer care center operations.
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

System Architecture and Redundancy
Our total systems architecture incorporates advanced telephony and network switching technologies, interactive voice response, speech recognition, email, chat, web collaboration, facsimile, customer relationship management solutions, knowledge tools, quality, workforce management, training, and reporting platforms. These tools are used to create specific solutions for our clients offering them a comprehensive set of customer care solutions.
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
Client Relationships
We provide services to our clients under written contracts which generally provide for engagements of one to five years. Most contracts permit clients to terminate for convenience on short notice. Few, however, provide us with a similar right to terminate without cause. Many contracts for customer care services require adherence to a termination schedule allowing for the gradual reduction of services over three-month to six-month periods. We have, however, historically established long-term relationships with many of our clients. The duration of our relationships with clients who represent more than 10% of our annual fiscal year 2007 revenue range in duration from three to twelve years.
Client contracts require that we bill for our services based on time spent by customer service representatives or on a per call or per transaction basis. Time can be billed by the hour or phone minute. Billing for phone minutes of service requires greater customer service representative productivity to achieve an equivalent hourly rate. Billing on a per call or per transaction basis shifts additional operational risk to us, since managing the duration of each call is critical to achieving efficiency under this pricing method.
We are generally subject to varying client quality and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may provide bonus opportunities or, conversely, may subject us to penalties.
Overall, the profitability of a particular client contract is impacted by numerous factors including whether we bill the client based on time spent or on a per call or per minute basis, our ability to effectively implement the program and reach our anticipated productivity and performance metrics, our ability to efficiently service the clients’ business and perform at the required quality and service levels demanded by the client over the contract term and whether we are incurring penalties or being paid a bonus for our performance. See Item 1A of this Annual Report on Form 10-K under the captions “Our financial results depend on our ability to effectively manage our production capacity and our workforce.” and “Our success is subject to the terms of our client contracts.”
Competition
We operate in a fragmented and highly competitive growing market. Our competitors range in size from small firms offering specialized applications to large, publicly-traded firms that have more financial resources that enable them to invest more aggressively in growing their business.
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

In our opinion, several significant factors impact the current competitive environment: (1) intensifying competition is putting pressure on clients and prospective clients to provide higher quality customer service while containing costs and improving margins; (2) outsourcing is becoming more prevalent and accepted in our core industries as threshold concerns regarding customer privacy and information security have been addressed; (3) the growth in off-shore capacity, which offers lower pricing than domestic capacity, largely due to the cost of labor differential; (4) increased competition for labor, and (5) technology advances. Such factors, when combined, are causing clients and prospective clients to demand more competitive pricing and higher quality service. See Item 1A of this Annual Report on Form 10-K under the caption “Our business operates in a highly competitive market.”
Government Regulation and Industry Self-Regulation
Our business is subject to varying degrees of governmental regulation. In addition, several of the industries in which our clients operate are similarly regulated, particularly the healthcare, telecommunications and financial services industries. Federal and state laws governing consumer privacy, the collection, use and security of consumer data, the use and disclosure of customer proprietary network information, the sale of insurance products, mortgage banking activities and the operations of healthcare, pharmaceutical and gaming businesses impose regulatory and licensing obligations on us. There are also self-imposed industry standards that apply to the use and security of certain consumer data. In addition, both federal and state laws regulate telephone solicitations to residential customers. Finally, our Part D Medicare enrollment and customer care programs are subject to the rules and regulations of the Center for Medicare Services.
Consumer Privacy and Information Security
Key federal laws regulating consumer privacy and information security include the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act (HIPAA) and the Telecommunications Act of 1996. In addition, the Payment Card Industry Standards or PCI Standards apply to the capture, storage and transmission of certain consumer credit card information.
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
Many of our clients obtain payment for their services with credit cards. To the extent our services to these clients involve capturing, storing or transmitting consumer credit card information; these activities are governed by the PCI Standards which require us to maintain certain information security procedures.
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
Our cash flow is significantly impacted by our overall profitability and our ability to collect our clients’ accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations, thereby increasing our reliance on borrowings under our current loan agreements.
Our current loan agreements provide the Company with a $27.5 million revolving loan facility which expires in October 2010 (Revolving Credit Facility) and a $15 million term loan which matures in January 2011 (Term Loan.) Our ability to borrow under the Revolving Credit Facility depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, our lenders retain certain reserves against otherwise available borrowing capacity. Our current loan agreements require us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments. These limitations may affect our liquidity and limit our ability to make capital expenditures. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreements. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreements or, in the event of non-compliance, that we will be able to obtain waivers or amendments from our lenders.
A significant change in operating cash flow or a failure to achieve profitability could have a material adverse effect on our liquidity and our ability to comply with the covenants in the loan agreements.
Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.
We derive a substantial portion of our revenue from a small number of clients. Most of our revenue is concentrated in the healthcare, business services and communications industries. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our larger clients or maintain our current volume or margins with these clients. Should we lose a client or experience a reduction in demand for our services from, or decline in the profitability of, a large client, we may not be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits or terminate such client relationships. Our five largest clients accounted for 76% of our fiscal year 2007 revenue and our ten largest clients accounted for nearly 90% of our fiscal year 2007 revenue. Three of our five largest clients have contracts renewing in 2008 and these clients accounted for approximately 43% of our 2007 revenue.
The loss of one or more of our significant clients, a significant downturn in any of our core industries, a trend in any of these industries to reduce their outsourced customer care services, a change in the customer relationship strategy of any of these clients or industries or a change in the volume or profitability of one or more of these client relationships could have a material adverse effect on our business, results of operations, liquidity and financial condition.
Our financial results depend on our ability to effectively manage our production capacity and our workforce.
Our profitability is influenced significantly by our ability to effectively manage our production capacity and our workforce. To maximize profitability we need to continually increase our revenue per production seat and our capacity utilization, and maximize our workforce productivity. Capacity utilization and workforce productivity may be affected at various times for numerous reasons including call volume, call arrival patterns, our ability to accurately forecast and staff to anticipated volume and call arrival patterns, employee attrition and seasonality. We currently have significantly higher capacity utilization during daytime weekday hours.

We periodically assess the long-term capacity of our customer care centers, both domestically and off-shore, including the ability to accommodate new and expanded programs and clients, and make strategic decisions regarding the opening or expansion of customer care centers. We use a workforce administration platform which allows us to more effectively manage our employees’ time, quickly respond to changing client needs and maximize our workforce productivity. There can be no assurance that we will be able to achieve optimum capacity utilization, maximize the productivity of our workforce or keep pace with the anticipated growth in demand for off-shore services. If we maintain idle production seats or fail to effectively manage our workforce productivity, our business, results of operations, liquidity or financial condition may be materially and adversely affected. See Item 1 of this Annual Report on Form 10-K under the caption “Operations and Capacity Utilization.”
Our success is subject to the terms of our client contracts.
We provide services to our clients under contracts, many of which may be terminated by the client (but not by us) for convenience. In addition, most of our contracts do not have minimum volume requirements and the profitability of each client program may fluctuate, sometimes significantly, throughout various stages of a program. Certain contracts have performance-related bonus and/or penalty provisions, whereby the client may pay us a bonus or we may have to issue a credit based upon our meeting, or failing to meet, agreed-upon service levels and performance metrics. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration date, that the volume of services for these programs will not be reduced or that we will be able to avoid penalties or earn performance bonuses. In addition, there can be no assurance that each client program will be profitable for us or that we will be able to terminate unprofitable client relationships without incurring significant liabilities. The loss of one or more of our significant clients, the substantial reduction of the amount of services we perform for a significant client, the payment of penalties for failure to meet performance metrics, an unprofitable client or client program or our inability to terminate an unprofitable client contract could have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Item 1 of this Annual Report on Form 10-K under the caption “Client Relationships.”
Our success depends on our return to profitability.
We have experienced operating losses during each of the last four fiscal years and while we reported income before taxes of over $900,000 during the 2006 fourth quarter, we have not been able to deliver consistently improving financial results. Failure to realize continued improvements in key operating and financial metrics could materially adversely affect our business, results of operations, liquidity and financial condition.
Our principal shareholder can exercise significant control over the Company.
Mr. Theodore G. Schwartz, our Chairman, and four trusts and a partnership established by Mr. Schwartz collectively own approximately 50% of our outstanding common shares. As a result, Mr. Schwartz is able to exercise significant influence over operations and significant control over the outcome of substantially all matters requiring action by our shareholders. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control.
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
In particular, we serve an increasing number of U.S. clients from our customer care centers in the Philippines. Contracts with these clients are typically priced in U.S. dollars while costs incurred in operating the centers are denominated in the Philippine peso, which presents a foreign currency exchange risk to us, the amount of which increases as our off-shore operations continue to grow. There can be no assurance that a change in the US dollar to peso exchange rate will not have a material adverse effect on our international operations. Any such change could have a material adverse effect on our results of operations, liquidity and financial condition.
In addition, we benefit from an income tax holiday as a Philippine Economic Zone Authority (PEZA) registrant. We are required to comply with certain financial metrics to continue to qualify for the income tax holiday. There can also be no assurance that we will continue to meet the requirements necessary to enjoy the continued benefits of the PEZA income tax holiday or that the Philippine government will not eliminate or change these requirements in the future. Our inability to realize continued benefits from this income tax holiday would have a material adverse effect on our results of operations, liquidity and financial condition.

Our success depends on key personnel.
Our success depends in large part upon the abilities and continued service of our executive officers and other key employees. Though we appointed a new President and Chief Executive Officer, there can be no assurance that our executive team will succeed in returning us to consistent and improving profitability. See Item 1A of this Annual Report on Form 10-K under the caption “Our success depends on our return to profitability.” The loss of, or failure to motivate, key officers and employees could have a material adverse effect on our business, results of operations, liquidity and financial condition.
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
Our ability to develop and implement quality, customized products and services is highly dependent on our computer and telecommunications equipment and software capabilities. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain our competitiveness. Our future success will depend in part on our ability to continue to invest in and develop information technology solutions that keep pace with evolving industry standards and changing client demands. There can be no assurance that we will have sufficient expertise or capital to meet this challenge or that the technologies developed by our competitors will not render our products and services obsolete over a period of time. See Item 1 of this Annual Report on Form 10-K under the caption “Technology and Telecommunications” and Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources — Future Liquidity.”
Further, we believe several other factors may affect the demand for our services. The increased use of new telephone-based technologies, such as interactive voice response systems, and increased use of the internet could reduce the demand for certain of our customer care offerings. In addition, political concern regarding the movement of service jobs off-shore, which could result in potentially adverse legislation, and there can be no assurance that we will be able to anticipate and successfully respond to all such trends in a timely manner.
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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 30, 2007, our corporate headquarters was located in Deerfield, Illinois in leased facilities consisting of 23,460 square feet of office space rented under a lease that expires in August 2008. We also lease an additional 67,940 square feet at this location of which 20,480 square feet is subleased to a third party and the remaining space is currently unoccupied. Our main data center is located within our 49,800 square foot facility in Cedar Rapids, Iowa. We owned this facility until October 10, 2006 at which time the property was sold in a sale-leaseback transaction that resulted in a net gain of $0.8 million. In accordance with SFAS No. 28 “Accounting for Sales with Leaseback”, the gain has been deferred and is being amortized over the terms of the individual lease-back agreements.
We lease all of the other non-client owned facilities used in our operations on what we believe are commercially reasonable terms. The leases for our facilities generally have terms ranging from one to ten years and typically contain renewal options. We believe that our existing facilities are suitable and adequate for our current operations, but additional facilities may be required to support our growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.
As of December 30, 2007, we operated customer care centers and workstations in the following locations:

Number of
Customer Care Center Locations	Workstations
Tuscon, Arizona	467
Tampa, Florida (client owned)	677
Davenport, Iowa	688
Cedar Rapids, Iowa	337
Utica, New York	379
Corpus Christi, Texas	323
Newport News, Virginia (client owned)	761
Green Bay, Wisconsin	623
LaCrosse, Wisconsin	342

Total US	4,597

Alabang, Muntilupa City, Philippines	1,147
Alabang, Muntilupa City, Philippines	464
Cubao, Quezon City, Philippines	1,333

Total Philippines	2,944

Total all Customer Care Center Locations	7,541

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
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Position
Michael P. Marrow	50	President and Chief Executive Officer
Joseph R. Doolan	44	Vice President and Controller
George H. Hepburn III	48	Senior Vice President and Chief Financial Officer
James M. McClenahan	49	Senior Vice President, Sales and Marketing
Mark E. McDermott	47	Senior Vice President, Operations and Chief Information Officer
Pamela R. Schneider	48	Senior Vice President, General Counsel and Secretary
Michael P. Marrow joined us in February 2008 as President and Chief Executive Officer. From January 2003 to February 2008, Mr. Marrow was employed by Affiliate Computer Systems, Inc. where he held a variety of positions, most recently Managing Director of Emerging Markets.
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
Mark E. McDermott joined us in March 1996 and was promoted to Senior Vice President and Chief Information Officer in April 2004. Since June 2007, Mr. McDermott has been Senior Vice President, Operations and Chief Information Officer.
Pamela R. Schneider, Senior Vice President, General Counsel and Secretary, joined us in June 2005. From 1996 to 2005, Ms. Schneider was employed by Sears, Roebuck and Co. in a variety of legal positions, most recently as Vice President, Deputy General Counsel—Retail Merchandising & Marketing.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are quoted on The NASDAQ OMX Group, Inc. under the symbol “APAC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common shares as reported on The NASDAQ OMX Group, Inc. during such periods.

	High	Low
Fiscal Year 2007:
First Quarter	$5.18	$3.57
Second Quarter	$4.85	$2.41
Third Quarter	$3.15	$2.02
Fourth Quarter	$2.64	$1.00

	High	Low
Fiscal Year 2006:
First Quarter	$2.50	$1.65
Second Quarter	$2.30	$1.42
Third Quarter	$2.96	$1.87
Fourth Quarter	$3.84	$2.28
As of February 29, 2008, there were approximately 950 holders of record of our common shares. We did not pay any dividends on common shares in fiscal years 2007 or 2006, nor did we repurchase any common shares. We currently intend to retain future earnings to finance our growth and development and, therefore, do not anticipate paying any cash dividends or making purchases of any common shares in the foreseeable future. In addition, our loan agreements restrict the payment of cash dividends and the repurchase of common shares. See Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources —Bank Financing.” Payment of any future dividends or purchases of any common shares will depend upon the future earnings and capital requirements and other factors our Board of Directors considers appropriate. See Item 12 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information.”

The following graph sets forth a comparison of the cumulative total shareholder return on our common shares for the period beginning December 27, 2002, and ending December 28, 2007, as compared with the cumulative total return of the S&P 500 Index and a Peer Group Index. The Peer Group consists of: Convergys Corp., ICT Group, Inc., Starteck, Inc., Sykes Enterprises, Inc., and Teletech Holdings, Inc. The total shareholder return for each company in the Peer Group has been weighted according to the company’s stock market capitalization. This graph assumes an investment of $100 in each of our common shares, the S&P 500 Index and the Peer Group Index on December 27, 2002, including reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return Among APAC Customer Services, Inc., The S&P 500 Index and a Self-Determined Peer Group 12/27/2002 12/26/2003 12/31/2004 12/30/2005 12/29/2006 12/28/2007 APAC Customer Services, Inc. 100.00 113.60 76.32 80.26 164.47 51.75 S&P 500 Stock Index 100.00 125.19 138.44 142.60 162.02 168.89 Self-Determined Peer Group 100.00 129.17 109.42 124.36 192.50 147.44

Item 6. Selected Financial Data.
The following unaudited selected financial data should be read in conjunction with Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and the related notes appearing in Item 8 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended(1)
	December 30,	December 31,	January 1,	January 2,	December 28,
	2007	2006	2006	2005	2003
	(Dollars in thousands, except share data, statistical data and notes)

Operating Data:
Net revenue	$224,683	$224,297	$239,845	$273,239	$322,852
Cost of services(6)	203,880	197,881	218,121	240,882	264,621

Gross profit	20,803	26,416	21,724	32,357	58,231
Selling, general and administrative expenses(5)(6)	28,362	31,279	33,372	38,613	47,165
Restructuring and other charges(2)	1,632	2,384	8,216	1,873	3,238
Asset impairment charges(3)	—	—	10,886	2,234	420

Total operating expenses	29,994	33,663	52,474	42,720	50,823

Operating (loss) income	(9,191)	(7,247)	(30,750)	(10,363)	7,408
Other income	(249)	(101)	(600)	(361)	(100)
Interest expense	3,537	2,013	1,408	620	1,131
Income tax (benefit) provision (4)	(17,568)	21,380	(9,160)	(4,123)	2,038

Net income (loss)	$5,089	$(30,539)	$(22,398)	$(6,499)	$4,339

Net income (loss) per share:
Basic	$0.10	$(0.62)	$(0.45)	$(0.13)	$0.09
Diluted	$0.10	$(0.62)	$(0.45)	$(0.13)	$0.09

Weighted average shares outstanding:
Basic	49,800	49,458	49,455	49,453	49,436
Diluted	52,019	49,458	49,455	49,453	49,461

Balance Sheet Data:
Cash and cash equivalents	$1,426	$1,305	$960	$271	$11,428
Working capital (deficit)	(2,426)	(16,679)	(7,685)	8,511	15,681
Capital expenditures, net	12,827	10,713	8,699	11,206	8,348
Total assets	89,926	92,054	110,353	119,533	134,593
Short-term debt	14,707	14,378	11,971	313	389
Long-term debt, less current maturities	11,600	4,400	—	—	313
Shareholders’ equity	33,381	23,306	51,874	74,163	80,730
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

The fiscal years presented are as follows:

Fiscal Year	Fiscal Year End
2003	December 28, 2003
2004	January 2, 2005
2005	January 1, 2006
2006	December 31, 2006
2007	December 30, 2007
(2)
We recorded restructuring charges in each of the fiscal years presented in the “Selected Financial Data” table noted above. For fiscal years 2007, 2006 and 2005, see Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. Restructuring charges totaled $2.0 million in fiscal year 2004, partially offset by the reversal of $0.2 million in prior year charges not utilized. The 2004 restructuring charges consisted of $1.5 million in severance costs related to the elimination of administrative and support positions and $0.5 million for the write-off of property and lease termination and other costs associated with the closure of three customer care centers. In fiscal year 2003, we recorded $3.4 million of restructuring charges, partially offset by the reversal of $0.1 million in prior year charges not utilized. The 2003 restructuring charges consisted of $2.8 million in severance costs related to the elimination of administrative and support positions and $0.6 million for the write-off of property and lease termination and other costs associated with the closure of five customer care centers.

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

(4)
In 2007, we reversed a $17.6 million tax reserve and related accrued interest, in connection with the Internal Revenue Services’ proposed adjustment to our 2002 tax return, which was favorably resolved in 2007. We provided a valuation allowance of $27.3 million against deferred tax assets as of December 31, 2006. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.

(5)
Effective January 2, 2006, we adopted FASB Statement No. 123(R) “Share-Based Payments”. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. Total stock-based compensation expense which is included in selling, general and administrative expenses was $1.5 million for the fiscal years ended December 30, 2007 and December 31, 2006.

(6)
We reclassified the following prior year expenses related to workforce management from selling, general and administrative expenses to cost of services to more appropriately reflect the nature of these expenses: 2006 $0.8 million; 2005 $1.0 million; 2004 $1.1 million and 2003 $1.5 million.

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
Overview
The Company is a leading provider of customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment, and financial services industries. As of December 30, 2007, we operated nine domestic customer care centers in the United States, two of which are client-owned facilities and three off-shore customer care centers in the Philippines. As of December 31, 2006, we operated only eight domestic customer care centers and three off-shore customer care centers, as we added a second domestic client-owned facility for UPS in Tampa, Florida in May 2007.
As of December 30, 2007, our domestic operations consisted of approximately 4,600 workstations and our off-shore operations consisted of approximately 3,000 workstations. This compares to approximately 4,700 domestic workstations and 2,100 off-shore workstations as of December 31, 2006. Domestic workstations declined in 2007, primarily as a result of downsizing two customer care centers, partially offset by additional seats at our second UPS facility. Off-shore workstations increased in 2007 as the result of opening our third facility in the Philippines.
The period from 1995 through 2005 was one of continual transition as we experienced rapid growth during the telemarketing boom, followed by a decline in business resulting from a reduction in volume from several key clients, competitive pressures and regulatory factors affecting the outbound customer acquisition business. In July 2005, we initiated a strategic realignment to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a number of key industries and reposition ourselves for long-term growth and profitability. The strategic realignment resulted in our exiting virtually all outbound business, driving a reduction in annual revenues of approximately $40 million. We restructured operations in 2005 by closing twelve domestic customer care centers (including space located in our corporate offices in Deerfield, Illinois) focused primarily on outbound customer acquisition services. We closed an additional four domestic customer care centers in 2006 as we ramped down the initial Medicare Part D enrollment period (which ended in May 2006) and exited our relationship with a large telecommunications client. During 2007, we took additional steps to improve our domestic efficiency by downsizing two additional customer care centers.
During this same period, we invested heavily to grow our off-shore capacity in the Philippines. We opened our second customer care center in the Philippines in 2006 and completed the construction and build out of our third Philippine facility in early 2007.
In 2006, we recorded a valuation allowance of $27.3 million against the carrying value of our deferred tax assets. The valuation allowance was necessitated due to cumulative historic losses generated by us over the preceding 12 quarters, primarily as the result of losses incurred in connection with the exited outbound customer acquisition business.
Throughout 2007, we continued executing on our long-term strategy to grow our off-shore business while continuing to optimize the contribution of our domestic capacity. We invested $8.3 million in capital expenditures during 2007 to complete construction and fund build-out of our third customer care center in the Philippines and added nearly 1,000 production seats in our off-shore facilities. In May 2007, we added over 675 seats domestically when we began managing a second facility for UPS in Tampa, Florida. In the 2007 second quarter, we took additional steps to improve the efficiency of our domestic capacity by relocating our Corpus Christi, Texas customer care center to a smaller facility and implementing a plan to restructure certain operations, including downsizing our Tucson, Arizona customer care center and eliminating certain administrative and operational positions within the Company.
Fiscal year 2007 revenue was up slightly, as off-shore revenue grew $15.6 million, or 55.5%, to $43.8 million driven primarily by growth in the healthcare and publishing verticals. The off-shore revenue growth was largely offset by a $14.3 million, or 7.3%, decline in domestic revenue resulting primarily from decreased volume in our Medicare Part D business and the exit of a large telecommunications client during fiscal year 2006, partially offset by increased revenue from the second UPS facility.

Overall, fiscal year 2007 operating performance was negatively impacted by a $9.4 million increase in off-shore direct wages, a $7.3 million increase in off-shore facilities costs and $2.0 million of other expenses associated with the ramp-up of new business off-shore. Increased wages resulted from additional volume, higher off-shore wages driven by increased wage rates due to competition for talent in the Philippines, unfavorable changes in the currency exchange rate and unpaid training costs related to the ramp up of new programs and quality improvement initiatives. The increase in off-shore facilities costs resulted from the opening of two additional Philippine customer care centers in 2006 and 2007 and incremental facilities costs associated with the delay in opening our third permanent Philippine facility. As a result, gross profit margins declined from 11.8% in fiscal year 2006 to 9.3% in fiscal year 2007.
At the same time, net interest expense grew 75.7% from $2.0 million in fiscal year 2006 to $3.5 million in fiscal year 2007 as we borrowed term debt to fund the build-out of our third site in the Philippines. As a result, we reported a loss before incomes taxes of $9.2 million compared to a $7.2 million loss before income taxes in the prior year.
During 2007, we reversed a $17.6 million reserve for taxes associated with a worthless stock deduction as a result of favorably resolving our ongoing IRS appeal regarding this matter. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.
Financial Outlook
As we move into 2008, we believe we are better positioned to realize the long-term potential of our business. Our high level growth strategy is to maximize our existing capacity and continue to improve our margins by expanding the number of shifts we run in our facilities, diversify our client base and reduce our dependency on individual clients and expand our service offerings. We also intend to manage our business with a view towards improving our returns on invested capital, increasing cash flow and lowering our overall cost of capital.

Results of Operations
The following table sets forth selected information about our results of operations for fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 (fiscal years 2007, 2006, and 2005, respectively). Certain additional components of net revenue and cost of services have been included as we believe they enhance an understanding of our results of operations.

	For the Fiscal Year Ended (1)
	December 30,	December 31,	January 1,	2007 vs 2006	2006 vs 2005
	2007	2006	2006	Fav (Unfav)	Fav (Unfav)
	(Dollars in thousands, except statistical data and notes)
Net Revenue:
On-going
Domestic	$180,909	$195,209	$190,054	(7.3)%	2.7%
Off-shore	43,774	28,159	10,967	55.5	156.8
Exited outbound business	—	929	38,824	(100.0)	(97.6)

Total net revenue	224,683	224,297	239,845	0.2	(6.5)

Cost of Services:
Direct labor	134,137	129,839	137,695	(3.3)	5.7
Other facility expenses	69,743	68,042	80,426	(2.5)	15.4

Total cost of services	203,880	197,881	218,121	(3.0)	9.3

Percentage of revenue	90.7%	88.2%	90.9%	*	*

Gross profit	20,803	26,416	21,724	(21.2)	21.6
Gross profit margin	9.3%	11.8%	9.1%	*	*

Operating Expenses:
Selling, general & administrative expenses	28,362	31,279	33,372	9.3	6.3
Restructuring and other charges	1,632	2,384	8,216	31.5	71.0
Asset impairment charges	—	—	10,886	—	100.0

Total operating expenses	29,994	33,663	52,474	10.9	35.8

Operating loss	(9,191)	(7,247)	(30,750)	(26.8)	76.4
Other income	(249)	(101)	(600)	146.5	(83.2)
Interest expense, net	3,537	2,013	1,408	(75.7)	(43.0)

Loss before income taxes	(12,479)	(9,159)	(31,558)	(36.3)	71.0
Provision (benefit) for income taxes	(17,568)	21,380	(9,160)	*	*

Net income (loss)	$5,089	$(30,539)	$(22,398)	116.7%	(36.3)%

(1)	We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks.

*	Means that the percentage change is not meaningful.

Non-GAAP Financial Measures
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use the following measures defined as non-GAAP financial measures: EBITDA and free cash flow. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP or as a measure of liquidity. The items excluded from these non-GAAP financial measures are significant components of our financial statements and must be considered in performing a comprehensive analysis of our overall financial results.
We believe these non-GAAP financial measures provide meaningful supplemental information and are useful in understanding our results of operations and analyzing trends because they exclude certain charges such as interest, taxes and depreciation and amortization expenses that are not part of our ordinary business operations.
EBITDA and free cash flow are measures used by our lenders, investors and analysts to evaluate our financial performance and our ability to pay interest and repay debt. Each of these measures is also indicative of our ability to fund the capital investments necessary for our continued growth. We use these measures, together with our GAAP financial metrics, to assess our financial performance, allocate resources, measure our performance against debt covenants, determine management bonuses and evaluate our overall progress towards meeting our long-term financial objectives.
We believe that these non-GAAP financial measures are useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision making. In addition, we believe investors, analysts and lenders benefit from referring to these non-GAAP financial measures when assessing our performance and expectations of our future performance. However, this information should not be used as a substitute for our GAAP financial information; rather it should be used in conjunction with financial statement information contained in our Consolidated Financial Statements presented in accordance with GAAP.
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

	For the Fiscal Year Ended (1)
	December 30,	December 31,	January 1,	2007 vs 2006	2006 vs 2005
	2007	2006	2006	Fav (Unfav)	Fav (Unfav)
	(Dollars in thousands, except statistical data and notes)
EBITDA (2)	$5,170	$5,320	$(18,032)	(2.8)%	129.5%
Free cash flow (3)	(7,657)	(5,393)	(26,731)	(42.0)	79.8

Statistical Information:
Number of customer care centers
Domestic	9	8	12	1	(4)
Off-shore	3	3	1	—	2

Total	12	11	13	1	(2)

Number of workstations, end of period
Domestic	4,597	4,730	5,313	(133)	(583)
Off-shore	2,944	2,098	1,240	846	858

Total	7,541	6,828	6,553	713	275

Net revenue per weighted average workstation
Domestic	$38,976	$38,616	$37,564	$360	$1,052
Off-shore	18,210	19,624	15,102	(1,414)	4,522
Total	31,803	34,298	35,172	(2,495)	(874)
See accompanying Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures
(1)	We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks.
(2)	We define EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation and amortization, and interest expense.
EBITDA is a measure used by our lenders, investors and analysts to evaluate our financial performance and our ability to pay interest and repay debt. This measure is also indicative of our ability to fund the capital investments necessary for our continued growth. We use this measure, together with our GAAP financial metrics, to assess our financial performance, allocate resources, measure our performance against debt covenants, determine management bonuses and evaluate our overall progress towards meeting our long-term financial objectives.
EBITDA is not intended to be considered in isolation or used as a substitute for net income (loss) or cash flow from operations data presented in accordance with GAAP or as a measure of liquidity. The items excluded from EBITDA are significant components of our statements of operations and must be considered in performing a comprehensive assessment of our overall financial results.
EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(Dollars in thousands)
Net income (loss)	$5,089	$(30,539)	$(22,398)

Interest expense	3,537	2,013	1,408
Income tax (benefit) provision	(17,568)	21,380	(9,160)
Depreciation and amortization	14,112	12,466	12,118

EBITDA	$5,170	$5,320	$(18,032)

(3)	We define free cash flow as EBITDA less capital expenditures.
Free cash flow is a measure used by our lenders, investors and analysts to evaluate our financial performance and our ability to pay interest and repay debt. This measure is also indicative of our ability to fund the capital investments necessary for our continued growth. We use this free cash flow measure, together with our GAAP financial metrics, to assess our financial performance, allocate resources, measure our performance against debt covenants, determine management bonuses and evaluate our overall progress towards meeting our long-term financial objectives.
Free cash flow is not intended to be considered in isolation or a substitute for cash from operating activities presented in accordance with GAAP or as a measure of liquidity. The items excluded from free cash flow are significant components of our statements of operations and statements of cash flows and must be considered in performing a comprehensive assessment of our overall financial results.

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(Dollars in thousands)
EBITDA	$5,170	$5,320	$(18,032)
Capital expenditures	(13,009)	(13,963)	(8,699)
Leasehold improvements funded by landlord	182	3,250	—

Free cash flow	$(7,657)	$(5,393)	$(26,731)

Free cash flow can be reconciled to net cash provided by (used in) operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$4,050	$2,268	$(2,405)

Purchase of property and equipment, net	(12,827)	(10,713)	(8,699)
Income tax (benefit) provision	(17,568)	21,380	(9,160)
Interest expense	3,537	2,013	1,408
Income tax payable	17,580	—	—
Changes in operating assets and liabilities	(1,067)	2,700	(5,431)
Asset impairment charges	—	—	(10,886)
Gain on sale of property and equipment	18	—	339
Amortized gain on sale leaseback	175	18	—
Increase (decrease) in deferred income taxes	—	(21,380)	9,007
Stock compensation expense	(1,543)	(1,478)	—
Non-cash restructuring charges	(12)	(201)	(904)

Free cash flow	$(7,657)	$(5,393)	$(26,731)

Fiscal Year 2007 Results of Operations Compared to Fiscal Year 2006 Results of Operations
Net revenue was $224.7 in fiscal year 2007, as compared to $224.3 million in fiscal year 2006. Excluding revenue from the exited outbound customer acquisition business of $0.9 million from 2006 results, net revenue increased $1.3 million in fiscal year 2007. Off-shore revenue increased $15.6 million, or 55.5%, primarily driven by increased volume in our healthcare and publishing verticals of $11.3 million and $3.9 million, respectively. Domestic revenue decreased $14.3 million, or 7.3%, as a result of a $13.1 million decline in volume in the Medicare Part D business, the exit from a large telecommunications client during fiscal 2006 ($8.7 million) and a $9.1 million reduction in revenue from our financial services vertical, partially offset by increased volume from the second UPS facility of $18.4 million. The decline in the Medicare Part D business was primarily due to the longer first-year enrollment period in 2006.
Net revenue per weighted average workstation improved domestically from $38.6 thousand in fiscal year 2006 to $39.0 thousand in the 2007 fiscal year due to efficiencies driven by the closure of four domestic customer care centers in fiscal year 2006 and the relocation of our Corpus Christi, Texas customer care center and downsizing of our Tucson, Arizona customer care center in fiscal year 2007. Net revenue per weighted average workstation declined off-shore to $18.2 thousand in fiscal year 2007, from $19.6 thousand in the prior fiscal year, as the result of unpaid training associated with the ramp up of approximately 1,000 seats of new business off-shore and quality improvement initiatives.
Cost of services increased $6.0 million, or 3.0%, to $203.9 million in fiscal year 2007, from $197.9 million in fiscal year 2006. The increase is driven by higher off-shore cost of services of $18.7 million, partially offset by a $12.7 million reduction in domestic cost of services. The increase off-shore was driven by higher direct wages of $9.4 million primarily due to increased volume and increased wage rates, a $7.3 million increase in facility costs resulting primarily from the opening of two additional Philippine customer care centers in 2006 and 2007, and $2.0 million of other expenses associated with the ramp up of new off-shore business. The domestic decrease is primarily due to reductions in domestic direct wages of $5.1 million driven by lower volume and a $6.3 million reduction in domestic facility expenses resulting from the closure of four domestic customer care centers in 2006, and the relocation of our Corpus Christi, Texas customer care center and the downsizing of our Tucson, Arizona customer care center in 2007. These domestic cost reductions were partially offset by increased direct wages due to the addition of our second UPS facility. As a percentage of revenue, cost of services increased from 88.2% in fiscal year 2006 to 90.7% in fiscal year 2007, driven primarily by increased direct wage rates, unpaid training costs and increased facility expenses off-shore.
Gross profit decreased $5.6 million to $20.8 million in fiscal year 2007, as compared to $26.4 million in fiscal year 2006. The incremental gross profit from the second UPS facility was more than offset by the decline in off-shore gross profit resulting primarily from the increased off-shore direct wages and facility expenses and the decline in domestic gross profit driven by lower volume. Gross profit margin decreased to 9.3% in fiscal year 2007 from 11.8% in fiscal year 2006, primarily due to lower gross profit margin from our off-shore operations driven largely by additional facility costs resulting from the addition of our second and third facility in the Philippines, as well as increased off-shore wage rates and unpaid training costs, which more than offset increased domestic gross profit margin resulting from lower facility expenses.
Selling, general and administrative expenses decreased $2.9 million, or 9.3%, to $28.4 million in fiscal year 2007, as compared to $31.3 million in fiscal year 2006. The decrease resulted primarily from a $2.0 million reduction in compensation and benefits which included the elimination of certain administrative and operations positions as part of 2007 restructuring initiatives and decreased incentive compensation, and a $0.9 million decrease obtained through continuing efforts to maintain expense control.
Restructuring and other charges were $1.6 million in fiscal 2007, as compared to $2.4 million in fiscal 2006. During 2007, we restructured certain operations which resulted in the downsizing of space in our Tucson, Arizona customer care center and the elimination of certain administrative and operations positions. Restructuring and other charges related to this plan were $1.4 million and included $0.6 million in lease termination and other costs and $0.8 million in severance costs related to the elimination of six positions. During 2007, we also reversed $0.1 million in lease termination and other costs associated with the 2006 restructuring initiatives as operating expenses were lower than originally estimated and recorded $0.3 million in charges related to our July 2005 restructuring as a result of our conclusion that we will be unable to sublet the remaining unused space in our corporate office in Deerfield, Illinois. See Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.
During 2006, we closed four customer care centers with approximately 960 workstations. Restructuring and other charges associated with these closures were $1.8 million comprised of lease termination and other costs of $0.8 million, the write down of property and equipment of $0.5 million net of reductions from the proceeds from the sale of related assets, and severance costs of $0.5 million related to the elimination of 119 administrative and support positions. We also recorded additional charges of $0.9 million related to our July 2005 restructuring as a result of delays in subletting space in our corporate office, which charges were partially offset by a reversal of $0.3 million of prior year charges not utilized. See Item 7 of this Annual Report on Form 10-K under the caption “Fiscal Year 2006 Results of Operations Compared to Fiscal Year 2005 Results of Operations” for more information.

Operating loss was $9.2 million in fiscal year 2007, compared to an operating loss of $7.2 million in fiscal year 2006. The 26.8% increase is due to the decline in gross profit, partially offset by lower selling, general and administrative expenses and reduced restructuring charges, as noted above.
EBITDA decreased slightly to $5.2 million in fiscal year 2007, compared to $5.3 million in fiscal year 2006, primarily as a result of the lower gross profit contribution from off-shore operations. More information about this Non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found in Item 7 of this Annual Report on Form 10-K under the caption “Non-GAAP Financial Measures.”
Net interest expense increased $1.5 million, from $2.0 million in fiscal year 2006 to $3.5 million in fiscal year 2007, primarily due to an increase in borrowing to fund $8.3 million for construction and build-out of our third customer care center in the Philippines.
In October 2003, we received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of our remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service (IRS) audited our 2002 tax return and proposed an adjustment that would have disallowed this deduction. We believed that we had sufficient support for the deduction and filed an appeal contesting the proposal adjustment. On March 27, 2007, we received written notification from the Appeals Officer that the IRS had reviewed the technical merits of our position and was proposing to allow the deduction in its entirety. Therefore, we reversed the reserve of $17.6 million, including related accrued interest, in connection with this issue as of April 1, 2007. On August 30, 2007, we received a closing letter from the IRS notifying us of the favorable conclusion of the IRS audit. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.
Due to our three year cumulative loss position, the tax benefit associated with the loss before income taxes incurred for fiscal year 2007 of $4.8 million and the related deferred tax asset were offset with a corresponding valuation allowance. For more information on the recording of the valuation allowance, see Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. This resulted in a zero effective income tax rate for the fiscal year 2007, excluding the impact of the reversal of the reserve for ITI.
In 2006, we recorded a valuation allowance of $25.2 million against the carrying value of our deferred tax assets. The valuation allowance reported at December 31, 2006 was subsequently increased by $2.1 million from the amount previously reported due to a corresponding increase in the total deferred tax assets at that date. There was no impact on net deferred tax assets at December 31, 2006 as a result of the adjustment in the prior year gross deferred tax assets. The valuation allowance was necessitated due to cumulative historic losses generated by us over the preceding 12 quarters, primarily as the result of losses incurred in connection with the exited outbound customer acquisition business. Forecasted taxable income based solely on contracts in place at December 31, 2006 and our existing cost structure did not exceed the amount necessary to fully realize the net deferred tax asset within three years or less. Due to the uncertainty in our ability to realize forecasted earnings, the valuation allowance was established as of December 31, 2006. The effective income tax rate in fiscal year 2006 is not meaningful compared to fiscal 2007 due to the valuation allowance recorded.
Net income for fiscal year 2007 was $5.1 million, largely as a result of the previously mentioned $17.6 million tax benefit recorded as of April 1, 2007. This compares to a net loss of $30.5 million in fiscal year 2006, which included the non-cash valuation allowance related to the company’s deferred tax assets, as noted above.
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
Cost of services decreased 9.3% to $197.9 million in fiscal year 2006 from $218.1 million in fiscal year 2005. This decrease is due to a reduction in direct labor costs and lower operating expenses resulting primarily from lower volume and the impact of lower off-shore labor rates and reduced domestic operating expenses. As a result, cost of services as a percentage of revenue also decreased from 90.9% in fiscal year 2005 to 88.2% in fiscal year 2006.

Gross profit increased $4.7 million, or 21.6%, to $26.4 million in fiscal year 2006 from $21.7 million in fiscal year 2005. This increase is due to increased contribution from our higher margin off-shore operations and lower domestic call center overhead. These factors also drove an increase in gross profit margin to 11.8% in fiscal year 2006 from 9.1% in fiscal year 2005.
Selling, general and administrative expenses decreased $2.1 million or 6.3% to $31.3 million in fiscal year 2006 from $33.4 million in fiscal year 2005. The decrease resulted primarily from a reduction in compensation and benefits expenses due to headcount reductions and lower facility expenses at our corporate office space in Deerfield, Illinois both resulting from our July 2005 restructuring. These reductions were partially offset by an increase in compensation expense related to our adoption of SFAS No. 123(R) and employee bonus and incentive accruals.
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
EBITDA improved $23.3 million from a negative $18.0 million in fiscal year 2005 to a positive $5.3 million in fiscal year 2006 as a result of improved gross profits and lower selling, general and administrative expenses. More information about this Non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found in Item 7 of this Annual Report on Form 10-K under the caption “Non-GAAP Financial Measures.”
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
In 2006, we recorded a valuation allowance of $25.2 million against the carrying value of our deferred tax assets. The valuation allowance reported at December 31, 2006 was subsequently increased by $2.1 million from the amount previously reported due to a corresponding increase in the total deferred tax assets at that date. There was no impact on net deferred tax assets at December 31, 2006 as a result of the adjustment in the prior year gross deferred tax assets. The valuation allowance was necessitated due to cumulative historic losses generated by us over the preceding 12 quarters, primarily as the result of losses incurred in connection with the exited outbound customer acquisition business. Forecasted taxable income based solely on contracts in place at December 31, 2006 and our existing cost structure does not exceed the amount necessary to fully realize the net deferred tax asset within three years or less. Due to the uncertainty in our ability to realize forecasted earnings, the valuation allowance has been established as of December 31, 2006. In the future, it may be necessary for us to adjust the valuation allowance based upon actual results achieved. The effective income tax rate in fiscal year 2006 is not meaningful compared to 29.0% for fiscal year 2005 due to the valuation allowance recorded.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of our accounting policies are considered critical, due to the level of subjectivity and judgment necessary in applying these policies and because the impact of these estimates and assumptions on our financial conditions and operating performance may be material. Based on the foregoing, we have identified the following accounting policies and estimates that we believe are most critical in the preparation of our Consolidated Financial Statements: accounting for derivatives, allowance for doubtful accounts, accounting for employee benefits, revenue recognition, intangible assets, restructuring charges, accounting for stock-based compensation and income taxes. We have used methodologies that are consistent from year to year in all material respects, except where we have adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS No. 123(R)) effective January 2, 2006, and FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109,” (FIN 48) issued on July 13, 2006 and effective for fiscal years beginning after December 15, 2006, as described in Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Accounting for derivatives
We account for our derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”: as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Our derivatives are designated as cash flow hedges to the extent that the instruments qualify for accounting as a hedging instrument and therefore, the effective portion of gains and losses that result from changes in fair value of the derivative instruments are recorded in accumulated other comprehensive income until the hedged transaction affects income, at which time gains and/or losses are realized. Unrealized appreciation in value of the outstanding forward contracts was $0.8 million as of December 30, 2007 Changes in the currency exchange rate subsequent to December 30, 2007 will have the impact of increasing or decreasing the contract settlement, which is recorded periodically through earnings. A decrease in the US dollar to Philippine peso exchange rate would have the effect of reducing earnings and conversely, an increase in the currency exchange rate would have the effect of increasing earnings.
Allowance for doubtful accounts
We recorded an allowance for doubtful accounts of $1.1 million as of December 30, 2007 based on our assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for certain identified receivables with balances outstanding generally greater than 90 days. An additional allowance for estimated losses on all other receivables is based on their age and our collection history. The collection history is determined based on a range of the average losses incurred in our receivables portfolio over the prior three years. If the financial condition of one or more of our customers were to deteriorate significantly, resulting in a reduced ability to make payments, or our collection history were to materially deteriorate, additional allowances would be required which would have the effect of reducing earnings.
Accounting for employee benefits
We recorded a liability for group health claims of $1.7 million as of December 30, 2007 and workers’ compensation claims of $2.1 million as of December 30, 2007 based on an estimate of claims incurred, but not reported, as well as known claims at the end of a period. The estimate for group health claims is a factor of the number of participants in the medical plan at an estimated average claim per participant. The estimated claim per participant is determined with reference to our average medical costs incurred per participant over the prior five years and other relevant factors. Should actual claims incurred exceed our estimates, we would record an additional liability which results in a charge to earnings. The estimate for workers compensation claims is derived from an analysis performed by actuaries we hire who have expertise in this area. The reserve is based upon outstanding claims from the current and prior years. Unforeseen claims or claims exceeding estimates provided by the actuaries could result in an adjustment to the estimated liability and an additional charge to earnings. Conversely, should favorable trends result in a reduction in the estimates provided by the actuaries, we would reduce our estimated liability which would benefit earnings.
Revenue recognition
We provide customer care services according to each clients’ contract. We evaluate each contract to determine the appropriate treatment for revenue recognition in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, SAB No. 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenues only when there is evidence of an arrangement, services have been provided, the price is fixed and determinable, and collection is considered probable. Client contracts generally require that we bill for our services based on time spent by customer service representatives or on a per call or per transaction basis.

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
Certain client contracts do not provide for separate payment of fees for implementation activities; rather such fees are implicitly included within the rates associated with the ongoing service delivery. For these arrangements, no revenue is recognized related to the implementation activities and specific direct and incremental costs associated with the implementation activities are deferred and amortized over the period the related ongoing service revenue is recognized. Deferred costs were $0.5 million at December 30, 2007. Should the contract with our client terminate before its expected termination period any deferred costs associated with the terminated client would be immediately recorded as a charge to earnings.
In many cases, we are subject to varying client quality, service level, and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may provide bonus opportunities, or conversely, may subject us to penalties, which are recognized as earned or incurred.
Intangible assets
We are required to test goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We are also required to test all other intangible assets for impairment under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators are present, we will perform our evaluation for impairment at that time. Under SFAS No. 144 the evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.
Our identifiable intangible assets include acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $22.8 million as of December 30, 2007. Under the provisions of SFAS No. 142, we amortize intangible assets with definite lives, such as customer relationship intangible assets, over their estimated useful lives. We evaluate the remaining useful life of our customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period.
The customer relationship intangible asset is being amortized on a straight-line basis over the expected period of benefit of 12 years. Annual amortization expense for the existing customer relationships intangible asset is expected to be $2.3 million for fiscal years 2008 and 2009 and $1.0 million in fiscal year 2010.
The most significant assumption to support the value of the customer intangible asset is the discounted cash flow analysis. This analysis includes estimated revenue and rates of return from customers supporting the value of the intangible asset. If the revenue generated or the rates of return achieved are significantly below expectations, the fair value of the customer intangible asset could be impaired requiring an impairment loss to be recognized, which would have the effect of reducing earnings.
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

Assumptions used in determining the estimated liability for restructuring costs include the estimated liability for future lease payments, net of estimated sublease income, and operating costs for closed customer care centers. The estimated liability for future lease payments is based upon rental rates inherent in existing leases. Assumptions on the timing and rental rates for sublease income are based upon estimates provided by real estate brokers specializing in commercial real estate for the locations vacated. Operating expenses are based upon existing costs for the locations vacated. If our assumptions regarding our ability to successfully sublease space at the rates and timing initially expected prove to be inaccurate, or the operating costs differ from our expectations we may be required to record additional charges to earnings, or conversely, reverse prior charges to earnings.
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
Under the modified prospective transition method, compensation expense is recognized for all share-based payment awards granted prior to, but not yet vested as of January 2, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation.” In addition, stock-based compensation expense for all share-based payment awards newly awarded after January 2, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees’ service period in selling, general and administrative expenses in the consolidated statements of operations in accordance with the classification of the related employees’ compensation and benefits.
There are several assumptions used in calculating the fair value of options and common share awards. The assumptions used in calculating the fair value of options include expected volatility, risk-free interest rate, expected life, and annualized forfeiture rate. The annualized forfeiture rate is also used in calculating the value of common share awards. We estimated the forfeiture rate of 15.4%, volatility ranging between 55% to 71% and expected life for all awards ranging from 2 years to 3 years based on our experience during the preceding fiscal years. The interest rate of 4.1% to 5.0% is based on the 10-year treasury bond. Any changes in the assumptions used or future significant awards granted or forfeited will change the future stock compensation expense recorded. An increase in compensation expense will have the effect of reducing earnings, and conversely, a decrease in compensation expense will increase earnings.
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
As required by SFAS 109, we continually review the likelihood that deferred tax assets will be realized in future tax periods under the more-likely-than-not criteria. In making this judgment SFAS 109 requires that all available evidence, both positive and negative, should be considered in determining whether, based on the available evidence, a valuation allowance is required. As of December 30, 2007 we are in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred with the exited outbound customer acquisition business. Forecasted taxable income and the existing cost structure do not exceed the amount necessary to fully realize the $37.5 million net deferred tax asset within three years or less. Due to uncertainty in the ability to realize forecasted earnings a valuation allowance of $37.5 million has been established as of December 30, 2007 to fully offset the carrying value of the net deferred tax assets. Should pretax earnings increase in future periods all or a portion of the valuation allowance may be reversed resulting in increased earnings.

Liquidity and Capital Resources
The following table sets forth our consolidated statements of cash flow data for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$4,050	$2,268	$(2,405)
Net cash used in investing activities	(12,636)	(8,737)	(7,628)
Net cash provided by financing activities	8,262	6,956	10,836
Effect of exchange rates on cash	445	(142)	(114)

Net change in cash	$121	$345	$689

Operating Activities
Net cash provided by operating activities increased $1.8 million to $4.1 million in fiscal year 2007 as compared to $2.3 million in fiscal 2006, primarily due a $3.7 million decrease in accounts receivable, driven by a 10 day reduction in days sales outstanding (DSO) to 51 days at December 30, 2007, from 61 days at December 31, 2006, a $2.9 million reduction in selling, general and administrative expenses and a decrease in restructuring expenses of $0.8 million, partially offset by the $5.6 million reduction in gross profit.
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
Investing Activities
Net cash used in investing activities increased $3.9 million in fiscal year 2007 as compared to fiscal year 2006. Cash used in investing activities in 2007 consisted primarily of $8.3 million in capital expenditures for our third customer care center in the Philippines, and $3.6 million in continued investment in information technology equipment.
Net cash used in investing activities in fiscal year 2006 consisted primarily of costs related to the build-out and relocation of our customer care center in Green Bay, Wisconsin and costs for our second and third customer care centers in the Philippines, partially offset by approximately $2.0 million in proceeds from the sale-leaseback of our Cedar Rapids, Iowa facility.
Net cash used in investing activities was $7.6 million in fiscal year 2005, primarily relating to expenditures for the build out of additional seats in our first customer care center in the Philippines offset by approximately $1.1 million in proceeds from the sale of the assets of certain customer care centers.
Financing Activities
Net cash provided by financing activities increased $1.3 million to $8.3 million in fiscal year 2007 compared to $7.0 million in fiscal year 2006, primarily as a result of a $4.0 million increase in borrowing under the Term Loan used to fund capital expenditures and a $0.6 million increase in cash received from the exercise of stock options, offset by additional payments of $3.3 million under the Revolving Loan Facility.
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

Free Cash Flow
Free cash flow decreased $2.3 million in fiscal year 2007 to a negative $7.7 million, from a negative $5.4 million in fiscal year 2006 due to an increase in net capital expenditures primarily as a result of capital expenditures related to our third customer care center in the Philippines. More information concerning this non-GAAP financial measure, including the definition of free cash flow and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found in Item 7 of this Annual Report on Form 10-K under the caption “Non-GAAP Financial Measures” and the accompanying notes.
Free cash flow improved by $21.3 million to a negative $5.4 million fiscal year 2006 compared to a negative $26.7 million in fiscal year 2005. This improvement is primarily due to reductions in asset impairment and restructuring and other charges which totaled $2.4 million in fiscal year 2006 compared to $19.1 million in fiscal year 2005.
Bank Financing
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
From October 31, 2005 through January 31, 2007, the outstanding revolving loan commitment ranged from $25.0 million to $30.0 million and, from December 5, 2006 through January 31, 2007, an additional $5.0 million in term debt was outstanding under the Restated LaSalle Credit Agreement. Beginning in July 2007, we would have been obligated to begin making mandatory monthly principal payments of $250,000 on the $5.0 million in term debt. The Restated LaSalle Credit Agreement was amended numerous times throughout 2006. These amendments generally related to changes in certain financial covenants and related defined terms and increases in borrowing availability. For more information, see Note 9 of the Notes to Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K.
Borrowings under the Restated LaSalle Credit Agreement, as subsequently amended, incurred a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated LaSalle Credit Agreement. The loans provided under the Restated LaSalle Credit Agreement were secured principally by a grant of a security interest in all our personal property and fixtures. In addition, we paid a commitment fee on the unused portion of the revolving loan commitment as well as fees on outstanding letters of credit.
Restrictive covenants in the Restated LaSalle Credit Agreement, as subsequently amended, limited our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.
On January 31, 2007, we entered into: (i) a Second Amended and Restated Loan and Security Agreement with LaSalle (Second Restated LaSalle Credit Agreement); and (ii) a Second Lien Loan and Security Agreement with LaSalle (Second Lien Loan Agreement.) The Second Restated LaSalle Credit Agreement provides for a $27.5 million revolving loan facility (Revolving Loan Facility) which expires in October 2010 and the Second Lien Loan Agreement provides for a $15 million term loan which matures in January 2011 (Term Loan). The proceeds of the Term Loan were used to repay our indebtedness to LaSalle under the Restated LaSalle Credit Agreement.
Our ability to borrow under the Revolving Loan Facility depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, LaSalle retains certain reserves against otherwise available borrowing capacity. Borrowings under the Revolving Loan Facility incur a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Second Restated LaSalle Credit Agreement. The Revolving Loan Facility is secured principally by a grant of a first priority security interest in all of our personal property and fixtures, including our accounts receivable. In addition, we pay a commitment fee on the unused portion of the Revolving Loan Facility, as well as fees on outstanding letters of credit.
The Term Loan incurs interest at a floating interest rate based on the LIBOR index rate. The interest rate on the Term Loan is higher than the interest rate paid on borrowings under the Revolving Loan Facility. Beginning in July 2007, we were obligated to make mandatory monthly principal payments on the Term Loan of $200,000. The Term Loan is secured principally by a grant of a second priority security interest in all of our personal property and fixtures, including accounts receivable.

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
On February 5, 2007, LaSalle assigned all of its rights and obligations as the agent and lender under the Second Lien Loan Agreement to Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (Atalaya.).
Under the terms of the Second Restated LaSalle Credit Agreement, we were required to retain a reserve against otherwise available borrowing capacity under the Revolving Loan Facility related to the Internal Revenue Services’ proposed adjustment to our 2002 worthless stock deduction. On August 30, 2007, we received a closing letter from the Internal Revenue Service (IRS) notifying us that our 2002 worthless stock deduction relating to our remaining investment in ITI Holdings, Inc. would be allowed in full. As a result, LaSalle released the $1.6 million reserve we had been required to maintain against our borrowing availability under the Revolving Loan Facility because of this contingency. For more information, see Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Borrowings under the Revolving Loan Facility totaled $12.3 million as of December 30, 2007. Borrowings under the Term Loan totaled $14.0 million as of December 30, 2007, and included $11.6 million long-term debt and $2.4 million short-term debt. Interest rates on our borrowings during fiscal year 2007 accrued at the weighted-average rate of approximately 8.2% under the revolving loan facility and approximately 13.1% under the Term Loan. We had $4.3 million of unused borrowing capacity under the Revolving Loan Facility as of December 30, 2007. We were in compliance with our financial covenants as of December 30, 2007.
On June 29, 2007, we entered into: (i) Amendment No. 1 to the Second Restated LaSalle Credit Agreement; and (ii) a First Amendment to Second Lien Loan Agreement with Atalaya (the First Amendments.) Pursuant to the terms of the First Amendments, LaSalle and Atalaya agreed, among other things, to adjust certain financial covenants including the maximum restructuring cash disbursements covenant, the EBITDA covenant, and the leverage covenant.
On January 24, 2008, we entered into: (i) Amendment No. 2 to the Second Restated LaSalle Credit Agreement; and (ii) a Second Amendment to Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the Second Amendments). For more information, see Note 17 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
On February 29, 2008, we entered into: (i) Amendment No. 3 to the Second Restated LaSalle Credit Agreement; and (ii) a Third Amendment to the Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the Third Amendments). For more information, see Note 17 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Future Liquidity
We currently expect that our cash balances, cash flow from operations and available borrowings under our loan agreements will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. Our cash flow is significantly impacted by our ability to collect our clients’ accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations.
A significant change in operating cash flow or a failure to achieve profitability could have a material adverse effect on our liquidity and our ability to comply with the covenants in our loan agreements. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreements which would have a material adverse effect on our liquidity and financial condition. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreements. See Item 1A of this Annual Report on Form 10-K under the caption “Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants.”
We are actively exploring alternative means of financing our business with a view towards lowering our overall cost of capital, creating more flexibility in our financial covenants and reducing our overall debt service. Accordingly, we have negotiated with Atalaya to permit us to voluntarily prepay our Term Loan in full at a substantially reduced prepayment penalty on or prior to May 30, 2008. There can be no assurance that we will be able to obtain alternate financing or accomplish these objectives.

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements other than operating leases.
Contractual Obligations and Commitments
We have the following contractual obligations and commercial commitments:

Payment due by period
	Less than	2 to 3	4 to 5	Over 5
	1 Year	Years	Years	Years	Total
	(Dollars in thousands)

Contractual Obligations:
Operating leases	$9,218	$13,224	$8,989	$11,204	$42,635

Other Commercial Commitments:
Long-term debt, including interest	4,192	7,534	7,062	—	18,788
Telecommunications commitments	4,275	3,500	—	—	7,775
Letters of Credit	3,959	—	—	—	3,959

Total other commercial commitments	$12,426	$11,034	$7,062	$—	$30,522

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. Our Revolving Loan Facility and Term Loan bear interest at floating rates, subjecting us to interest rate risk. To date, the impact from interest rate fluctuations has not been material. The impact from foreign currency exchange rates has become significant due to the decline in the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations in the Philippines. We had not used derivatives to manage this risk prior to September 30, 2007. In October 2007, we commenced a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the US operations to the Philippines representing the Philippines share of revenue. As of December 30, 2007, forward contracts to purchase 733 million Philippine pesos at a US dollar notional of $17.0 million were outstanding.
We prepared a sensitivity analysis of our average debt for the fiscal year ended December 30, 2007, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in our financial structure.

Item 8. Financial Statements and Supplementary Data.
The following financial information is included in this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Shareholders of APAC Customer Services, Inc.
We have audited the accompanying consolidated balance sheet of APAC Customer Services, Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the two years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the two years in the period ended December 30, 2007. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APAC Customer Services, Inc. at December 30, 2007 and December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment on January 2, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), APAC Customer Services, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of APAC Customer Services, Inc.:
We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of APAC Customer Services, Inc. and subsidiaries (the “Company”) for the year ended January 1, 2006. Our audits also included the financial statement schedule for the year ended January 1, 2006 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for year ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 10, 2006

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
Net revenue	$224,683	$224,297	$239,845
Cost of services	203,880	197,881	218,121

Gross profit	20,803	26,416	21,724
Operating expenses:
Selling, general and administrative expenses	28,362	31,279	33,372
Restructuring and other charges	1,632	2,384	8,216
Asset impairment charges	—	—	10,886

Total operating expenses	29,994	33,663	52,474

Operating loss	(9,191)	(7,247)	(30,750)
Other income	(249)	(101)	(600)
Interest expense	3,537	2,013	1,408

Loss before income taxes	(12,479)	(9,159)	(31,558)
Income tax (benefit) provision	(17,568)	21,380	(9,160)

Net income (loss)	$5,089	$(30,539)	$(22,398)

Net income (loss) per share:
Basic	$0.10	$(0.62)	$(0.45)

Diluted	$0.10	$(0.62)	$(0.45)

Weighted average shares outstanding:
Basic	49,800	49,458	49,455

Diluted	52,019	49,458	49,455

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,426	$1,305
Accounts receivable, less allowances of $1,097 and $1,473, respectively	34,468	37,858
Other current assets	5,971	6,717

Total Current Assets	41,865	45,880
Property and equipment, net	26,772	23,930
Goodwill	13,338	13,338
Other intangible assets, net	5,891	8,070
Other assets	2,060	836

Total Assets	$89,926	$92,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$12,307	$13,778
Current portion of long-term debt	2,400	600
Accounts payable	2,287	2,890
Income taxes payable	220	17,800
Accrued payroll and related items	15,954	14,603
Accrued liabilities	11,123	12,888

Total Current Liabilities	44,291	62,559
Long-term debt	11,600	4,400
Other liabilities	654	1,789
Commitments and contingencies	—	—
Shareholders’ equity:
Common Shares, $0.01 per share; authorized 200,000,000 shares; 50,379,296 and 50,066,628 shares issued at December 30, 2007, and December 31, 2006, respectively; 50,379,296 and 49,866,583 shares outstanding at December 30, 2007, and December 31, 2006, respectively	504	501
Additional paid-in capital	102,647	101,077
Accumulated deficit	(72,760)	(77,849)
Accumulated other comprehensive income	2,990	280
Treasury shares: 0 and 200,045 shares at cost at December 30, 2007 and December 31, 2006, respectively	—	(703)

Total Shareholders’ Equity	33,381	23,306

Total Liabilities and Shareholders’ Equity	$89,926	$92,054

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)

					Accumulated
	Common	Common	Additional		Other	Total
	Shares	Share	Paid-In	Accumulated	Comprehensive	Treasury	Shareholders'
	Issued	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, January 2, 2005	49,695,699	$497	$99,598	$(24,912)	$(173)	$(847)	$74,163

Net loss		—	—	(22,398)	—	—	(22,398)
Foreign currency translation adjustment		—	—	—	109	—	109

Total comprehensive loss		—	—	—	—	—	(22,289)

Balance, January 1, 2006	49,695,699	$497	$99,598	$(47,310)	$(64)	$(847)	$51,874

Net loss		—	—	(30,539)	—	—	(30,539)
Foreign currency translation adjustment		—	—	—	344	—	344

Total comprehensive loss			—	—	—	—	(30,195)
Issuance of non-vested stock	370,929	4	—	—	—	—	4
Exercise of employee stock options, including related excess income tax benefits		—	1	—	—	144	145
Stock compensation expense		—	1,478	—	—	—	1,478

Balance, December 31, 2006	50,066,628	$501	$101,077	$(77,849)	$280	$(703)	$23,306

Net income		—	—	—	—	5,089	5,089
Foreign currency translation adjustment		—	—	—	1,917	—	1,917
Unrealized gain on derivative contracts		—	—	—	793	—	793

Total comprehensive income							7,799
Issuance of non-vested stock	11,389	—	—	—	—	—	—
Exercise of employee stock options, including related excess income tax benefits	301,279	3	27	—	—	703	733
Stock compensation expense		—	1,543	—	—	—	1,543

Balance, December 30, 2007	50,379,296	$504	$102,647	$(72,760)	$2,990	$—	$33,381

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
Operating Activities:
Net income (loss)	$5,089	$(30,539)	$(22,398)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,112	12,466	12,118
Deferred income taxes	—	21,380	(9,007)
Non-cash restructuring charges	12	201	904
Asset impairment charges	—	—	10,886
Stock compensation expense	1,543	1,478	—
Gain on sale of property and equipment	(18)	—	(339)
Amortized gain on sale leaseback	(175)	(18)	—
Changes in operating assets and liabilities:			—
Accounts receivable	3,389	(266)	3,410
Other current assets	747	(2,190)	863
Accounts payable	(603)	(669)	14
Accrued payroll and related items	1,351	1,834	(2,279)
Income taxes payable	(17,580)	—	748
Accrued liabilities	(1,393)	1,229	1,444
Other assets and liabilities	(2,424)	(2,638)	1,231

Net cash provided by (used in) operating activities	4,050	2,268	(2,405)

Investing Activities:
Purchase of property and equipment, net	(12,827)	(10,713)	(8,699)
Net proceeds from sale of property and equipment	191	1,976	1,071

Net cash used in investing activities	(12,636)	(8,737)	(7,628)

Financing Activities:
Borrowings under revolving credit facility	249,644	238,833	172,432
Payments under revolving credit facility	(251,115)	(237,026)	(160,461)
Borrowings on long-term debt	10,000	5,000	—
Payments on long-term debt	(1,000)	—	(313)
Financing costs	—	—	(822)
Stock option transactions including related excess income tax benefits	733	149	—

Net cash provided by financing activities	8,262	6,956	10,836

Effect of exchange rates on cash	445	(142)	(114)
Net increase in cash and cash equivalents	121	345	689

Cash and Cash Equivalents:
Beginning of year	1,305	960	271

End of year	$1,426	$1,305	$960

Supplemental Disclosures:
Cash payments for interest	$2,947	$1,483	$671
Cash payments for income taxes	12	21	5
Income tax refund received	6	—	445
Leasehold improvements funded by landlord	182	3,250	—
See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data and as otherwise indicated)
1. Description of Business
APAC Customer Services, Inc. (Company) is a leading provider of customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment, and financial services industries. The Company provides service through multiple communication channels. As of December 30, 2007, the Company operated 12 customer care centers: seven domestic, two domestic client-owned facilities, and three international centers located in the Philippines. The domestic operations consist of approximately 4,600 workstations and the off-shore operations consist of approximately 3,000 workstations. The Company consists of a single operating segment that offers customer care services and solutions to its clients.
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
Fiscal Year
The Company operates on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks.
3. Summary of Significant Accounting Policies and Estimates
Revenue recognition
The Company provides customer care services according to each client’s contract. It evaluates each contract to determine the appropriate treatment for revenue recognition in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, SAB No. 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenues only when there is evidence of an arrangement, services have been provided, the price is fixed and determinable, and collection is considered probable. Client contracts generally require that the Company bill for its services based on time spent by customer service representatives or on a per call or per transaction basis.
Delivery of services to the Company’s clients generally entails an initial implementation effort during which costs are incurred in connection with information and telephony systems implementation, establishment of operating processes and hiring and training of employees. Certain of the Company’s client contracts provide for payment of fees in connection with some of these activities. The initial implementation effort is not considered a separate element as defined by EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Rather, these implementation activities, together with the ongoing service delivery, constitute a single unit of accounting for which revenue is recognized using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis, as appropriate. Revenue recognized is limited to the amount which the Company is contractually entitled to collect from its clients.
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
Cost of services
The Company generally recognizes costs associated with its customer care services as they are incurred in accordance with Statement of Financial Accounting Concepts, (SFAC) No. 5. “Recognition and Measurement in Financial Statements of Business Enterprise.” Cost of services include direct labor, telephone and other facility expenses directly related to providing customer care services to our clients.
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
Accounting for derivatives
The Company accounts for its derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”: as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company’s derivatives are designated as cash flow hedges to the extent that the instruments qualify for accounting as a hedging instrument; therefore, the effective portion of gains and losses that result from changes in fair value of the derivative instruments are recorded in accumulated other comprehensive income until the hedged transaction affects income, at which time gains and/or losses are realized.
The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the US operations to the Philippines representing the Philippines share of revenue. As of December 30, 2007, forward contracts to purchase 733 million Philippine pesos at a US dollar notional of $17.0 million were outstanding. Each contract is designated to a hedged item which is settled every two weeks. The hedged item represents the change in the US dollar cash flow necessary to settle the accounts payable balance at two week intervals over the next 12 months. The settlement timing corresponds with the payroll cycle in the Philippines. No ineffectiveness is anticipated because the notional amount is no more than 95% of the anticipated payable balance and declines steadily over the course of the year. Also, the maturity date of the forward coincides with the timing of the effective repayment of the intercompany payable. The Company assesses hedge effectiveness each period. The gain recognized in earnings for fiscal year 2007 was $0.1 million and is recorded as a component of cost of services. Unrealized appreciation in value of the outstanding forward contracts of $0.8 million was recorded in other assets and other accumulated comprehensive income as of December 30, 2007. The unrealized gain will be recognized in earnings over the next 12 months as cash flows related to the intercompany payable are effectively settled.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Allowance for doubtful accounts
The Company records an allowance for doubtful accounts based on a quarterly assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for certain identified receivables with balances outstanding generally greater than 90 days and an additional allowance for estimated losses on all other receivables based on their age and collection history. The Company charges off uncollectible accounts when it has exhausted all possible collection efforts.
Accounting for employee benefits
The Company records a liability for group health and workers’ compensation claims based on an estimate of claims incurred, but not reported, as well as known claims at the end of the reporting period. The estimate for group health claims is a factor of the number of participants in the medical plan at an estimated average claim per participant. The estimated claim per participant is determined with reference to the Company’s average medical costs incurred per participant over the prior five years and other relevant factors. The estimate for workers’ compensation claims is derived from an analysis performed by actuaries hired by the Company who have expertise in this area. The reserve is based upon outstanding claims from the current and prior years.
The balances of these accounts, which are included in accrued liabilities, at December 30, 2007 and December 31, 2006, were:

	2007	2006
Group Health Insurance	$1,744	$1,220
Workers’ Compensation	$2,089	$2,705
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
The Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109,” (FIN 48) on July 13, 2006. FIN 48 clarifies Statement 109, “Accounting for Income Taxes,” to indicate the criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. In applying FIN 48, the Company is required to evaluate a tax position using a two-step process. First, the Company evaluates the position for recognition. The Company recognizes the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. Next, the Company measures the amount of benefit that should be recognized for those tax positions that meet the more-likely-than-not test. We adopted the provisions of FIN 48 on January 1, 2007. The adoption resulted in no material adjustment in the liability for unrecognized income tax benefits.
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

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Accounting for long-lived assets
The Company’s long-lived assets consist primarily of property and equipment and intangible assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. Any decision by the Company to reduce capacity by closing customer care centers or to abandon assets may result in a write-off of the net book value of the affected assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge would be determined based upon the amount by which the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company’s operations and estimated salvage values.
Property and Equipment
Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for buildings, the life of the lease for leasehold improvements, 3 to 7 years for telecommunications equipment, and 3 to 7 years for workstations and office equipment. Total depreciation expense for property and equipment for fiscal years 2007, 2006 and 2005 was $9.5 million, $8.0 million and $7.5 million respectively. Interest cost capitalized as a component of building and leasehold improvements was $0.1 million for the fiscal year ended December 30, 2007.

	December 30,	December 31,
	2007	2006
Building and leasehold improvements	$24,631	$17,989
Telecommunications equipment	48,382	46,349
Workstations and office equipment	12,285	11,064
Capitalized software	23,996	22,989
Construction in progress	950	2,751
Accumulated depreciation and amortization	(83,472)	(77,212)

Property and equipment, net	$26,772	$23,930

Capitalized Software
The Company capitalizes certain costs related to the purchase and installation of computer software and for internally developed software for internal use in accordance with Statement of Position No. 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Amortization is provided on a straight-line basis over estimated useful lives of up to 5 years. The Company had $2.1 million and $3.2 million of unamortized capitalized software costs as of December 30, 2007 and December 31, 2006, respectively. Amortization expense for capitalized software costs in fiscal years 2007, 2006 and 2005 was $2.3 million, $2.1 million and $2.2 million respectively.
Goodwill
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required and it is its policy to test all existing goodwill for impairment at least annually and more frequently if circumstances require. As a result of the Company’s July 2005 restructuring, during the third quarter of 2005, the Company recorded an impairment charge of $10.5 million to reduce the carrying value of goodwill to its estimated fair value. The Company tested the goodwill for impairment in 2007 and 2006, resulting in no further impairment being recorded. As of December 30, 2007, the Company had $13.3 million of goodwill. Under the provisions of SFAS No. 142, goodwill is no longer amortized.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Intangible Asset
Identifiable intangible assets of the Company include acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $22.8 million and $20.5 million as of fiscal year end 2007 and 2006, respectively. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company amortizes intangible assets with definite lives, such as customer relationship intangible assets, over their estimated useful lives. The Company evaluates the remaining useful life of its customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period. Customer relationship intangible assets are being amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization of intangible assets for fiscal years 2007, 2006 and 2005 was $2.3 million per year. Annual amortization expense is expected to be $2.3 million for fiscal years 2008 and 2009 and $1.0 million in fiscal year 2010.
The Company is required to test all non-goodwill intangible assets for impairment under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators are present, the Company will perform an evaluation for impairment at that time. Under SFAS No. 144 the evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. Based on the Company’s evaluation, no impairment charges have been recognized for fiscal years 2005 through 2007.
Financial Information about Industry Segments
The Company has one reportable segment and, therefore, all segment-related financial information required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is included in the consolidated financial statements. The reportable segment reflects the Company’s operating and reporting structure.
Accounting for Stock-Based Compensation
At December 30, 2007, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan was 11.8 million at December 30, 2007, of which 3.0 million shares are available for future grants.
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
Under the modified prospective transition method, compensation expense is recognized for all share-based payment awards granted prior to, but not yet vested as of January 2, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation.” In addition, stock-based compensation expense for all share-based payment awards newly awarded after January 2, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees’ service periods in selling, general and administrative expenses in the consolidated Statements of Operations in accordance with the classification of the related employees’ compensation and benefits. The Company estimated the forfeiture rate, volatility and expected life for all awards based on its experience during the preceding fiscal years. The interest rate is based on the 10-year treasury bond. Total stock-based compensation expense was $1.5 million for the fiscal years ended December 30, 2007 and December 31, 2006. As of December 30, 2007, there was $1.5 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately two years.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Prior to April 4, 2007, options to purchase common shares were granted with an exercise price equal to the average of the high and low market price of the Company’s common shares on The NASDAQ OMX Group, Inc. on the date of the grant. Effective April 4, 2007, the 2005 Incentive Stock Plan was amended to provide that the fair value for future option grants would be the closing price of the common shares on The NASDAQ OMX Group, Inc. on the date of the grant. Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.
During the fiscal year ended December 30, 2007, the Company awarded 106,000 non-vested common shares to employees at a weighted average value per share of $4.48. The majority of the non-vested common shares vest ratably two years from the grant date.
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
The following table illustrates the pro-forma effect on net loss and earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 for fiscal year 2005:

2005
Net loss as reported	$(22,398)
Less—compensation expense on stock options, net of income tax benefit	(927)

Net loss pro forma	$(23,325)
Loss per share—basic
As reported	$(0.45)
Pro forma	$(0.47)
Loss per share—diluted
As reported	$(0.45)
Pro forma	$(0.47)
4. Comprehensive Income/Loss
Comprehensive income (loss) for fiscal years 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Net income (loss)	$5,089	$(30,539)	$(22,398)
Foreign currency translation adjustment(1)	1,917	344	109
Unrealized gain on derivative contracts	793	—	—

Total comprehensive income (loss)	$7,799	$(30,195)	$(22,289)

(1)	The foreign currency translation adjustments in fiscal year 2007, 2006 and 2005 relate to the impact of the change in exchange rates on net assets located outside of the United States.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
5. Significant Clients
The Company’s ten largest clients collectively accounted for 90% and 88% of the Company’s revenue in fiscal years 2007 and 2006, respectively. Clients that were individually responsible for 10% or more of the Company’s revenues for fiscal years 2007, 2006 and 2005 were as follows:

	2007	2006	2005
United Parcel Services, Inc.	23.6%	15.5%	12.8%
Verizon Wireless	19.6	17.4	10.8
WellPoint, Inc.	16.1	19.5	6.1
Citigroup, Inc.	3.2	6.8	10.2
T-Mobile USA	—	3.9	10.6

Total	62.5%	63.1%	50.5%

Accounts receivable related to these significant clients as a percentage of net accounts receivable at the end of fiscal year 2007 and 2006, respectively, were:

	Percent of Net
	Accounts Receivable
	2007	2006
United Parcel Services, Inc	11.1%	7.0%
Verizon Wireless	19.9	20.7
WellPoint, Inc.	18.9	26.3
Citigroup, Inc.	4.6	7.2

Total	54.5%	61.2%

6. Supplemental Balance Sheet Data

	December 30,	December 31,
Consolidated Balance Sheet	2007	2006
Prepaid expenses	$5,268	$5,066
Non-trade receivables	703	1,651

Other current assets	$5,971	$6,717

Deferred rent	$4,094	$3,070
Accrued workers’ compensation	2,089	2,705
Restructuring charges	1,756	2,032
Accrued professional fees	644	837
Accrued property tax	332	261
Other accrued liabilities	2,208	3,983

Accrued liabilities	$11,123	$12,888

7. Restructuring and Other Charges/Asset Impairment Charges
Restructuring Charges
The Company recorded $1.6 million of restructuring and other charges in fiscal 2007. The Company restructured certain operations which resulted in downsizing space in its Tucson, Arizona customer care center and eliminating certain administrative and operations positions. Restructuring and other charges related to this plan were $1.4 million and included $0.6 million in lease termination and other costs and $0.8 million in severance costs related to the elimination of six positions. During 2007, the Company also reversed $0.1 million in lease termination and other costs associated with the 2006 restructuring initiatives as operating expenses were lower than originally estimated and recorded $0.3 million in charges related to its July 2005 restructuring as a result of its conclusion that it will be unable to sublet the remaining unused space in its corporate office in Deerfield, Illinois.

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
Cash Payments
Cash payments totaling $0.8 million related to 2007 restructuring initiatives have been made through December 30, 2007. Remaining cash payments of $0.6 million, primarily related to severance costs and lease termination costs, are payable through 2009.
Cash payments totaling $1.8 million related to 2006 restructuring initiative have been made through December 30, 2007 and the remaining cash charges of less than $0.1 million, related to real estate taxes, are payable through 2008.
Cash payments totaling $6.7 million relating to the 2005 restructuring initiative have been paid through December 30, 2007 and the remaining $1.1 million of cash charges, primarily related to lease termination costs, are payable in fiscal year 2008.
Following is a summary of the fiscal year 2007 activity in the current and long-term reserves established in connection with the Company’s restructuring initiatives:

			Lease
	Severance	Asset	Obligations
	Costs	Write-off	and Other	Total
Restructuring Reserve, January 2, 2005	$562	$—	$81	$643
Total expense	2,300	894	4,544	7,738
Total adjustments	—	(894)	—	(894)
Total payments	(2,153)	—	(636)	(2,789)

Restructuring Reserve, January 1, 2006	709	—	3,989	4,698

Total expense	225	501	1,658	2,384
Total adjustments	(88)	(486)	787	213
Total payments	(839)	5	(3,284)	(4,118)

Restructuring Reserve, December 31, 2006	7	20	3,150	3,177

Total expense	779	13	840	1,632
Total adjustments	—	(33)	2	(31)
Total payments	(453)	—	(2,554)	(3,007)

Restructuring Reserve, December 30, 2007	$333	$—	$1,438	$1,771

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Asset Impairment Charges
In fiscal year 2005, the Company recorded $10.9 million of asset impairment charges, including a write-down of goodwill of $10.5 million. As a result of the Company’s July 2005 restructuring, the Company performed an interim impairment test of goodwill in the third quarter of fiscal year 2005. The Company obtained a third-party valuation of the Company and compared that valuation to its book value. The amount of impairment was determined by allocating the estimated fair value of the Company to its assets and liabilities and comparing the unallocated residual to the carrying cost of goodwill. The residual value was less than the carrying value of goodwill and as such an impairment charge of $10.5 million was recorded for the shortfall. The remaining carrying value of goodwill after the impairment charge is $13.3 million. The Company has also performed its annual test for goodwill impairment in 2007 and 2006, and has determined that goodwill is not further impaired.
8. Income Taxes
The provision (benefit) for income taxes for fiscal years 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
Current provision (benefit)	$—	$—	$(153)
Deferred provision (benefit)	(17,568)	21,380	(9,007)

Total provision (benefit) for income taxes	$(17,568)	$21,380	$(9,160)

A reconciliation of the statutory federal income tax expense (benefit) to the actual effective income tax expense (benefit) for fiscal years 2007, 2006 and 2005 is as follows:

	2007	2006	2005
U.S. Statutory tax expense (benefit) — rate (35%)	$(4,368)	$(3,206)	$(6,832)
U.S. State taxes, net of U.S. Federal benefit and state credits	(450)	(359)	(871)
Work opportunity tax credits	(5,103)	(642)	(1,725)
Reversal of reserve	(17,580)	—	—
AMT credit	(1,024)	—	—
State tax rate adjustment	354	—	—
Other	51	381	268
Deferred tax asset adjustment	—	(2,059)	—
Valuation allowance recorded	10,552	27,265	—

Actual tax expense (benefit)	$(17,568)	$21,380	$(9,160)

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The significant components of deferred income tax assets and liabilities are as follows:

	December 30,	December 31,
	2007	2006
Deferred tax assets:
Net operating loss and credit carryforwards	$28,350	$17,571
Depreciation	3,313	2,407
Payroll related items	1,429	1,098
Self-insurance related costs	1,278	1,395
Deferred rent	909	1,203
Stock compensation expense	841	477
Restructuring charge	481	1,013
Allowance for doubtful accounts	424	578
Intangible assets	510	919
Other	282	726

Total deferred tax assets	37,817	27,387
Deferred tax liabilities	(306)	(122)
Valuation allowance	(37,511)	(27,265)

Net deferred tax assets	$—	$—

As of December 31, 2006 the Company was in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred with the exited outbound customer acquisition business. Forecasted taxable income based solely on contracts in place at December 31, 2006 and the existing cost structure did not exceed the amount necessary to fully realize the net deferred tax asset within three years or less. Due to uncertainty in the ability to realize forecasted earnings a valuation allowance of $25.2 million had been established as of December 31, 2006. The valuation allowance reported at December 31, 2006 was subsequently increased by $2.1 million from the amount previously reported due to a corresponding increase in the total deferred tax assets at that date. There was no impact on net deferred tax assets at December 31, 2006 as a result of the adjustment in the prior year gross deferred tax assets. In 2007, the Company increased the valuation allowance based upon increased deferred tax assets generated for 2007 pre-tax loss and unused tax credits.
In October 2003, the Company received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of its remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service (IRS) had audited the Company’s 2002 tax return and proposed an adjustment that would disallow this deduction. The Company believed that it had sufficient support for the deduction and filed an appeal contesting the proposed adjustment and requested a hearing with an IRS appeals officer. On March 27, 2007, the Company received written notification from the Appeals Officer that the IRS had reviewed the technical merits of the Company’s position and was proposing to allow the deduction in its entirety. Based upon the then current status of the appeal and the IRS’s acceptance of the revised technical merits supporting its deduction, the Company believed it was more likely than not that it would be successful and that the deduction would be allowed in full. Therefore, it reversed the reserve of $17.6 million, including potential interest, related to this issue as of April 1, 2007. On August 30, 2007, the Company received a closing letter from the IRS notifying it of the favorable conclusion of the IRS audit.
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company’s net deferred tax assets are $37.5 million as of December 30, 2007, of which $28.4 million relates to net operating losses incurred over the previous four years.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The net operating loss carry forwards expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2024	14,355
2025	13,901
2026	9,046
2027	12,588

49,890

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
The following table represents the 2007 activity for uncertain tax positions:

2007
Balance at January 1, 2007	$17,800
Additions based on tax positions related to the current year	—
Additions for tax positions for prior years	—
Reductions for tax positions of prior years	—
Reductions for tax positions related to the current year	—
Settlement with taxing authorities	(17,580)
Lapse of applicable statute of limitations	—

Balance at December 31, 2007	$220

The Company benefits from an income tax holiday as a Philippine Economic Zone Authority (PEZA) registrant. The Company is required to comply with certain financial metrics to qualify for the income tax holiday. The tax holiday for the Alabang facility expired in 2007 and is subject to an extension of up to four more years. The tax holiday for the Cubao facility expires in 2013.
9. Long-Term Debt
The Company’s long-term debt outstanding as of December 30, 2007 and December 31, 2006 consisted of the following:

	December 30, 2007	December 31, 2006
Term loan	$14,000	$5,000

Total long-term debt	14,000	5,000
Less—current maturities	2,400	600

Long-term debt, net	$11,600	$4,400

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
As of December 30, 2007, the Term loan carried interest rate terms that were the higher of (a) LIBOR or 5.25%, plus (b) 8.25%. The actual Term loan interest rate was 13.5% at December 30, 2007. As of December 31, 2006, the Term loan carried interest rate terms of 7.0% in excess of the LIBOR rate. The actual Term loan interest rate was 12.35% at December 31, 2006.
As of December 30, 2007, the carrying value of future debt obligations reasonably approximates their fair value and the principal payments of long-term debt are due as follows:

Future Payment of Long-term Debt
2008	$2,400
2009	2,600
2010	2,400
2011	6,600

Total payments	$14,000

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

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
On December 5, 2006, the Company and LaSalle entered into a sixth amendment (Amendment No. 6) to the Restated LaSalle Credit Agreement. Under the terms of Amendment No. 6, LaSalle agreed to increase the maximum revolving loan limit from $30 million to $35 million on December 5, 2006 and ultimately to $37.5 million on April 1, 2007 through the addition of three special accommodations (Special Accommodations) totaling $12.5 million. The maximum revolving loan limit consisted of two components and the Company could have borrowed: (i) up to $30 million, decreasing to $25 million on January 1, 2007, based on the amount of eligible accounts receivable from its clients; and (ii) an additional $5 million, increasing to $10 million on January 1, 2007 and further increasing to $12.5 million on April 1, 2007 under the Special Accommodations. The Special Accommodations and the maximum revolving loan limit would have begun to reduce monthly on July 31, 2007 by an amount specified in the Restated LaSalle Credit Agreement; provided that the maximum revolving loan limit would never be less than $27.5 million. Since the Special Accommodations were not dependent on the amount of the Company’s eligible accounts receivable from clients, based on management’s expectations on December 5, 2006, Amendment No. 6 increased the Company’s borrowing capacity under the Restated LaSalle Credit Agreement by $5 million as of December 5, 2006 and $10 million as of January 1, 2007 and would have increased the Company’s borrowing capacity by $12.5 million as of April 1, 2007.
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
The Company’s ability to borrow under the Restated LaSalle Credit Agreement, as amended, depended on the amount of eligible accounts receivable from its clients and there were limitations on the concentration of these accounts with a single client. In addition, LaSalle retained certain reserves against otherwise available borrowing capacity, including a reserve related to the Internal Revenue Services’ proposed adjustment to our 2002 tax return described in Note 8.
Other restrictive covenants in the Restated LaSalle Credit Agreement, as amended, limited the Company’s ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.
Borrowings under the Restated LaSalle Credit Agreement, as amended, incurred a floating interest rate based on the LIBOR index rate or an alternate base rate defined in the Restated LaSalle Credit Agreement. Borrowings under the Special Accommodations bore a higher rate of interest than borrowings under the revolving loan facility. The loans provided under the Restated LaSalle Credit Agreement, as amended, were secured principally by a grant of a security interest in all of the Company’s personal property and fixtures. In addition, the Company paid a commitment fee on the unused portion of the revolving loan facility as well as fees on $4.0 million of outstanding letters of credit.
On January 31, 2007, the Company and LaSalle entered into: (i) a Second Amended and Restated Loan and Security Agreement (Second Restated LaSalle Credit Agreement); and (ii) a Second Lien Loan and Security Agreement (Second Lien Loan Agreement.) The Second Restated LaSalle Credit Agreement provides the Company with a $27.5 million revolving loan facility (Revolving Loan Facility) which expires in October 2010 and the Second Lien Loan Agreement provides the Company with a $15 million term loan which matures in January 2011 (Term Loan.) The proceeds of the term loan were used to repay indebtedness of the Company under the Restated LaSalle Credit Agreement, as amended.
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
On February 5, 2007, LaSalle assigned all of its rights and obligations as the agent and lender under the Second Lien Loan Agreement to Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (Atalaya.)
Under the terms of the Second Restated LaSalle Credit Agreement, the Company was required to retain a reserve against otherwise available borrowing capacity under the Revolving Loan Facility related to the Internal Revenue Services’ proposed adjustment to the Company’s 2002 worthless stock deduction as described in Note 8. On August 30, 2007, the Company received a closing letter from the Internal Revenue Service (IRS) notifying it of the favorable conclusion of the IRS’s audit of the Company’s tax returns for the 1997, 2000, 2002, 2003 and 2004 fiscal years. As a result, LaSalle released the $1.6 million reserve the Company had been required to maintain against its borrowing availability under its Revolving Loan Facility because of this contingency. See Note 8 for more information.
Borrowings under the Revolving Loan Facility totaled $12.3 million as of December 30, 2007. Borrowings under the Term Loan totaled $14.0 million as of December 30, 2007, and included $11.6 million long-term debt and $2.4 million short-term debt. Interest rates on the Company’s borrowings during fiscal year 2007 accrued at the weighted-average rate of approximately 8.2% under the revolving loan facility and approximately 13.1% under the Term Loan. The Company had $4.3 million of unused borrowing capacity under the Revolving Loan Facility as of December 30, 2007. The Company was in compliance with its financial covenants as of December 30, 2007.
On June 29, 2007, the Company entered into: (i) Amendment No. 1 to the Second Restated LaSalle Credit Agreement; and (ii) a First Amendment to the Second Lien Loan Agreement with (the Amendment.) Pursuant to the terms of the Amendments, LaSalle and Atalaya agreed, among other things, to adjust certain financial covenants including the maximum restructuring cash disbursements covenant, the EBITDA covenant, and the leverage covenant.
On January 24, 2008, the Company entered into: (i) Amendment No. 2 to the Second Restated LaSalle Credit Agreement; and (ii) a Second Amendment to Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent. See Note 17 for more information.
On February 29, 2008, the Company entered into: (i) Amendment No. 3 to the Second Restated LaSalle Credit Agreement; and (ii) a Third Amendment to Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent. See Note 17 for more information.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
10. Commitments and Contingencies
Lease Commitments
The Company leases its customer care centers, administrative offices and certain equipment under operating leases. Rent expense for fiscal years 2007, 2006 and 2005 was $7,258, $5,481 and $7,786, respectively.
On October 10, 2006 the Company sold its Cedar Rapids, Iowa facility in a sale-leaseback transaction that resulted in a net gain of $0.8 million. In accordance with SFAS No. 28 "Accounting for Sales with Leaseback” the gain has been deferred and is being amortized over terms based on the individual lease-back agreements.
Minimum future rental payments for real estate and equipment, including common area maintenance commitments, at December 30, 2007, are as follows:

Operating
Leases
2008	$9,218
2009	7,292
2010	5,932
2011	4,665
2012	4,324
Years thereafter	11,204

Total payments	$42,635

Telecommunications Commitments
The Company has contracts with its telecommunications providers that require certain minimum usage each year of the contract. At December 30, 2007, the commitments under these contracts are as follows:

Total
2008	$4,275
2009	3,500

Total commitments	$7,775

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
In October 2003, the Company received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of its remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service (IRS) had audited the Company’s 2002 tax return and proposed an adjustment that would disallow this deduction. The Company believed that it had sufficient support for the deduction and filed an appeal contesting the proposed adjustment and requested a hearing with an IRS appeals officer. On August 30, 2007, the Company received a closing letter from the IRS notifying it of the favorable conclusion of the IRS audit. See Note 8 for more information.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
11. Shareholders’ Equity
The authorized capital stock of the Company consists of 200 million common shares, $.01 par value per share, of which 50,379,296 were issued as of December 30, 2007, and 50 million preferred shares, $.01 par value per share, of which no shares have been issued. In fiscal years 2007 and 2006 treasury shares of 200,045 and 41,000 were issued through the Company’s Incentive Stock Plan.
12. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The impact of any potentially dilutive securities is excluded from the computation for fiscal years 2006 and 2005 as the Company recorded a net loss for these periods. The following table sets forth the computations of basic and diluted earnings per share:

	2007	2006	2005
Net income (loss)	$5,089	$(30,539)	$(22,398)
Weighted average common shares outstanding	49,800	49,458	49,455
Income (loss) per share—basic	$0.10	$(0.62)	$(0.45)
Effects of dilutive securities	2,219	—	—
Weighted average common and common equivalent shares outstanding	52,019	49,458	49,455
Income (loss) per share—diluted	$0.10	$(0.62)	$(0.45)
In fiscal years 2006 and 2005 approximately 268,500 and 112,000 options were excluded from the computation of diluted loss per share because they would have been anti-dilutive. At December 31, 2006 and January 1, 2006 options to purchase common shares and non-vested common shares totaling 7.6 million and 7.7 million, at prices ranging $0.00 to $16.75 and $0.85 to $38.13 per share were excluded from the 2006 and 2005 calculations, respectively.
13. Stock Awards
The Amended and Restated 2005 Incentive Stock Plan (Plan) adopted on April 4, 2007 replaced and superseded the 2005 Incentive Stock Plan. Under the Plan, directors, officers, key employees and non-employee consultants may be granted non-qualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, as determined by the Compensation Committee of the Board of Directors. Prior to April 4, 2007, options to purchase common shares were granted with an exercise price equal to the average of the high and low market price of the Company’s common shares on The NASDAQ OMX Group, Inc. on the date of the grant. Effective April 4, 2007, the Plan was amended to provide that the fair value for future option grants would be the closing price of the common shares on The NASDAQ OMX Group, Inc. on the date of the grant. A total of 11.8 million shares have been authorized for grant under the Plan. At December 30, 2007, 3.0 million shares were available for future grant under the Plan. The exercise price of stock options granted under the Plan may not be less than 100% of the fair market value of the common shares on the date of grant. Options under the Plan expire no later than 10 years after date of grant.
Effective in the third quarter of fiscal year 2003, the option program for non-employee directors was revised. Under the revised program, each director receives four quarterly grants of an equal number of options. The number of options granted is determined once each year by dividing $90 by the average fair market value of the stock for the previous year. The exercise price is the fair market value of the underlying stock on the date of the grant. In fiscal years 2007, 2006 and 2005, non-employee directors received an aggregate of 267,192, 420,112 and 244,589 options, respectively.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Prior to its January 2, 2006 adoption of Statement No. 123(R) “Share-Based Payment” (SFAS No. 123(R)) the Company applied APB No. 25 in accounting for stock options. No compensation expense had been recognized for stock options when the option price equaled or exceeded the fair market value at the date of grant. In order to calculate the pro forma information included earlier in Note 3, the fair value of each option was estimated on the date of grant based on the Black-Scholes option-pricing model. Assumptions included no dividend yield, risk-free interest rates ranging from 4% to 5%, expected volatility ranging between 43% and 55%, and an expected term ranging from 7 years to 8 years. Pro forma results of operations for fiscal year 2005, which reflect the adjustment to compensation expense to account for stock options in accordance with SFAS No. 123(R), are included in Note 3 under the caption “Accounting for Stock-Based Compensation.”
The Company estimated the fair value of its new grants using the Black-Scholes option-pricing model with the following assumptions:

	For the Fiscal Year Ended
	December 30, 2007
		Non-vested
	Options	Common Shares
Expected volatility	55 - 71%	N/A
Risk-free interest rate	4.1 - 5.0%	N/A
Expected life in years	2.0 - 2.36	N/A
Annualized forfeiture rate	15.4%	15.4%
Weighted average grant date fair value	$1.27	$4.48
Stock Option Activity
Stock option activity under the Plan for fiscal years 2007, 2006 and 2005 was as follows:

		Grant Price	Weighted Average	Aggregate
		Range	Exercise Price	Intrinsic
Description	Shares	Per Share	Per Share	Value
Outstanding as of January 2, 2005	5,259,026	$1.55-$38.13	$3.96
Granted	6,425,090	0.85-1.74	1.41
Exercised	—	—	—
Cancelled	(4,009,817)	1.06-15.31	2.70

Outstanding as of January 1, 2006	7,674,299	$0.85-$38.13	$2.48
Granted	720,112	1.80-2.84	2.21
Exercised	(41,000)	1.55-3.57	2.10
Cancelled	(1,091,446)	1.35-38.13	3.61

Outstanding as of December 31, 2006	7,261,965	$0.85-$16.75	$2.15
Granted	532,192	2.43-4.73	3.47
Exercised	(501,324)	.86-3.57	1.46
Cancelled	(797,437)	.86-16.75	2.91

Outstanding as of December 30, 2007	6,495,396	$0.85-$11.63	$2.22	$323

Stock options exercisable at December 30, 2007	3,577,840	$1.35-$5.34	$2.49	$136
The weighted average grant date fair value of options granted in fiscal years 2007, 2006 and 2005 was $1.27, $0.89 and $0.75 per share, respectively.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The following table summarizes information concerning stock options outstanding as of December 30, 2007:

	Per Share Exercise Price Ranges			Total
	$.85-$1.62	$1.63-$2.98	$2.99-$11.63	$.85-$11.63
Outstanding as of December 30, 2007	3,496,784	2,180,026	818,586	6,495,396
Weighted average remaining term	7.00	6.19	4.20	6.38
Weighted average exercise price	$1.36	$2.56	$4.96	$2.22

Exercisable as of December 30, 2007	1,618,603	1,388,091	571,146	3,577,840
Weighted average remaining term				5.29
Weighted average exercise price	$1.35	$2.64	$5.34	$2.49
Non-vested Common Share Activity
Non-vested common share grant activity for fiscal year 2007 was as follows:

Description	Shares
Outstanding as of December 31, 2006	370,929
Granted	106,000
Exercised	(15,560)
Cancelled	(94,611)

Outstanding as of December 30, 2007	366,758

The weighted average grant date fair value of non-vested common shares granted in fiscal year 2007 was $4.48
14. Benefit Plans
In October 1995, the Company adopted a 401(k) savings plan. Employees meeting certain eligibility requirements may contribute up to 15% of pretax gross wages, subject to certain restrictions. The contribution percentage was increased to 25% in fiscal year 2005. The Company also sponsors a non-qualified retirement plan (Select Plan) for senior employees. Those employees meeting the eligibility requirements as defined therein may contribute up to 25% of their base wages across the 401(k) plan and the Select Plan, subject to certain restrictions. The Company makes matching contributions of 50% of the first 6% of an employee’s wages contributed to these plans. Company matching contributions vest 20% per year over a five-year period. For fiscal years 2007, 2006 and 2005 the Company made matching contributions to the plans of $537, $458 and $563 respectively.
15. Related Party Transactions
In 2005, the Company reimbursed Theodore Schwartz, Chairman of the Board, for immaterial legal fees incurred in connection with the guarantee of the overadvance facility of the LaSalle Credit Agreement discussed in Note 9.
The Company has a $124,000 investment in 2001 Development Corporation, a community-oriented economic development company in Cedar Rapids, Iowa, of which Thomas M. Collins is the President. Mr. Collins was a member of the Board of Directors of the Company until his retirement in June, 2007. Mr. Collins owns no interest in 2001 Development Corporation.
16. Reclassification
Certain amounts reported in fiscal years 2006 and 2005 have been reclassified to conform to the 2007 presentation.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
17. Subsequent Events
On January 17, 2008, the Company announced that Robert J. Keller, its Chief Executive Officer, would retire in 2008. On February 18, 2008, the Company’s Board of Directors appointed Michael P. Marrow as President and Chief Executive Officer to replace Mr. Keller. On February 19, 2008, Mr. Keller resigned as a director of the Company. On February 25, 2008, Mr. Marrow joined the Company as President and Chief Executive Officer and was appointed to the Company’s Board of Directors.
On January 24, 2008, the Company entered into: (i) Amendment No. 2 to the Second Restated LaSalle Credit Agreement; and (ii) a Second Amendment to Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the Second Amendments). Pursuant to the terms of the Second Amendments, LaSalle and Atalaya agreed, among other things, to adjust certain financial covenants including the maximum restructuring cash disbursement covenant, the fixed charge coverage covenant, the EBITDA covenant, and the leverage covenant, and add a new capital expenditures covenant. The Company’s compliance with certain of the financial covenants will be measured at the end of each fiscal month. In addition, Atalaya agreed to reduce the voluntary prepayment penalty associated with the Term Loan if the Term Loan is prepaid in full prior to July 1, 2008. As partial consideration for the Second Amendment by Atalaya, the Company issued a warrant to purchase 512,245 common shares of the Company at an exercise price of $1.05 per share to an affiliate of Atalaya.
On February 29, 2008, the Company entered into: (i) Amendment No. 3 to the Second Restated LaSalle Credit Agreement; and (ii) a Third Amendment to Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the Third Amendments). Pursuant to the terms of the Third Amendments, LaSalle and Atalaya agreed, among other things, to adjust the EBITDA financial covenant to include an add-back to EBITDA for any non-cash charges related to expenses and costs incurred in connection with the retirement or termination of any of the officers or managers of the Company. In addition, the period of time during which the Company may voluntarily prepay the Term Loan with Atalaya in full for a lower prepayment penalty was changed. The Company now has until May 30, 2008 rather than June 30, 2008 to make such a prepayment. As consideration for the Third Amendments by Atalaya, the Company agreed, among other things, to reduce the exercise price on the warrant to purchase 512,245 common shares of the Company previously issued to an affiliate of Atalaya from $1.05 per share to $.90 per share.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
18. Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal years 2007 and 2006:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal year ended December 30, 2007:
Net revenue	$52,384	$53,819	$56,820	$61,660	$224,683
Gross profit	6,317	4,090	4,521	5,875	20,803
Operating loss	(1,574)	(4,656)	(1,987)	(974)	(9,191)
Net income (loss)	15,215	(5,436)	(2,763)	(1,927)	5,089
Net income (loss) per share
Basic	$0.31	$(0.11)	$(0.06)	$(0.04)	$0.10
Diluted	$0.30	$(0.11)	$(0.06)	$(0.04)	$0.10

Fiscal year ended December 31, 2006:
Net revenue	$60,723	$58,236	$49,282	$56,056	$224,297
Gross profit as originally reported in 2006	7,651	7,286	3,136	9,129	27,202
Reclassification (1)	(175)	(177)	(174)	(260)	(786)
Gross profit as adjusted	7,476	7,109	2,962	8,869	26,416
Operating (loss) income	(401)	(1,005)	(7,375)	1,534	(7,247)
Net loss	(741)	(793)	(5,005)	(24,000)	(30,539)
Net loss per share
Basic	$(0.01)	$(0.02)	$(0.10)	$(0.49)	$(0.62)
Diluted	$(0.01)	$(0.02)	$(0.10)	$(0.49)	$(0.62)

(1)	Reclassification of costs from selling, general and administration to cost of sales. See Note 16 for more information.
Total quarterly earnings per common share may not equal the full year amount because net income per common share is calculated independently for each quarter. Common share equivalents can change on a quarter-to-quarter basis due to their dilutive impact on each quarterly earnings per share calculation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
We have not had disagreements with our independent registered public accounting firm regarding accounting or financial disclosure matters.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 30, 2007. The effectiveness of our internal control over financial reporting as of December 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.
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
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and
Shareholders of APAC Customer Services, Inc.:
We have audited APAC Customer Services, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). APAC Customer Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, management’s APAC Customer Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of APAC Customer Services, Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 30, 2007 and our report dated March 12, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 12, 2008

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption “Executive Officers of Registrant”) will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2008 under the caption “Election of Directors,” which information is incorporated herein by reference.
We have adopted a financial code of ethics that applies to our Chief Executive Officer and senior financial and accounting officers. This financial code of ethics is posted on our website. The internet address for our website is http://www.apaccustomerservices.com and the financial code of ethics may be found in the Investor Relations portion of that website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.
Information concerning compliance with Section 16 of the Exchange Act will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2008 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2008 under the captions “Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a)
The information concerning the security ownership of certain beneficial owners required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2008 under the caption “Common Shares Beneficially Owned by Principal Shareholders and Management,” which information is hereby incorporated by reference.

(b)
The information concerning security ownership of management required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2008 under the caption “Common Shares Beneficially Owned by Principal Shareholders and Management,” which information is hereby incorporated by reference.

Equity Compensation Plan Information
The following table summarizes the status of common shares authorized for issuance under our Amended and Restated 2005 Incentive Stock Plan as of December 30, 2007.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to Be		Under Equity
	Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants,	Options, Warrants,	Reflected in the
Plan Category	and Rights	and Rights	First Column)
Equity compensation plans approved by security holders	6,862,154	$2.10	3,035,964

Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2008 under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” which information is hereby incorporated by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2008 under the caption “Relationships with Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements
The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
(i)	Report of Independent Registered Public Accounting Firm for the Fiscal Year Ended December 30, 2007 and December 31, 2006

(ii)	Report of Independent Registered Public Accounting Firm for the Fiscal Years Ended January 1, 2006

(iii)	Consolidated Statements of Operations for the Fiscal Years Ended December 30, 2007, December 31, 2006, and January 1, 2006

(iv)	Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006

(v)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended December 30, 2007, December 31, 2006, and January 1, 2006

(vi)	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2007, December 31, 2006, and January 1, 2006

(vii)	Notes to Consolidated Financial Statements

(viii)	Quarterly Results of Operations for the Fiscal Years Ended December 30, 2007 and December 31, 2006
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

APAC CUSTOMER SERVICES, INC.
Dated: March 14, 2008	By:	/s/ George H. Hepburn III
George H. Hepburn III
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Theodore G. Schwartz* Theodore G. Schwartz	Chairman of the Board of Directors	March 14, 2008

/s/ Michael P. Marrow Michael P. Marrow	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/s/ George H. Hepburn III George H. Hepburn III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2008

/s/ Joseph R. Doolan Joseph R. Doolan	Vice President and Controller (Principal Accounting Officer)	March 14, 2008

/s/ Cindy K. Andreotti* Cindy K. Andreotti	Director	March 14, 2008

/s/ John W. Gerdelman * John W. Gerdelman	Director	March 14, 2008

/s/ John C. Kraft * John C. Kraft	Director	March 14, 2008

/s/ John J. Park * John J. Park	Director	March 14, 2008

/s/ Lynn E. Refer* Lynn E. Refer	Director	March 14, 2008

*	George H. Hepburn III, as attorney in fact for each person indicated.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning of	Costs		End of
Description	Period	and Expenses	Deductions(a)	Period
Allowance for doubtful accounts:
Fiscal Year ended January 1, 2006	2,193	50	324	1,919
Fiscal Year ended December 31, 2006	1,919	854	1,300	1,473
Fiscal Year ended December 30, 2007	1,473	562	938	1,097

(a)	Represents charges for which the allowance account was created.

Exhibit Index

Exhibit
Number	Description

3.1	Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

3.2	Second Amended and Restated By-laws of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated August 22, 2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

4.2	Warrant to Purchase Common Shares, dated January 24, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated January 29, 2008.

4.3	Amendment to Warrant to Purchase Common Shares, dated February 29, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated March 5, 2008.

*10.1
APAC Customer Services, Inc. Amended and Restated 2005 Incentive Stock Plan incorporated by reference into APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

*10.2
Form of Non-Employee Director Stock Option Agreement (revised 2007), incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

*10.3	Form of Employee Stock Option Agreement (revised 2007), incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

*10.4	Form of Restricted Stock Award Agreement (revised 2007), incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

*10.5	APAC Customer Services, Inc. Retirement Plan for Senior Employees

*10.6
Amended and Restated Executive Employment Agreement with Robert J. Keller, dated August 6, 2007, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

*10.7	Letter Agreement, dated January 16, 2008, with Robert J. Keller, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated January 17, 2008.

*10.8	Employment Agreement with Pamela R. Schneider, dated June 1, 2005, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005.

*10.9
Amendment to Employment Agreement with Pamela R. Schneider, dated August 6, 2007, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

*10.10	Employment Agreement with James M. McClenahan, dated May 9, 2004, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004.

*10.11
Amendment to Employment Agreement with James M. McClenahan, dated August 6, 2007, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

*10.12	Employment Agreement with George H. Hepburn III, dated September 6, 2005, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated September 15, 2005.

*10.13
Amendment to Employment Agreement with George H. Hepburn III, dated August 6, 2007, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

*10.14	Employment Agreement with Mark E. McDermott, dated April 12, 2004, incorporated by reference into APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

*10.15
Amendment to Employment Agreement with Mark E. McDermott, dated August 6, 2007, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

Exhibit
Number	Description

*10.16	Employment Agreement with Joseph R. Doolan, dated January 11, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 9, 2006.

*10.17
APAC Customer Services, Inc. Management Incentive Plan, as amended and restated effective August 2, 2007, incorporated by reference into APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

*10.18	Form of Amended and Restated Employment Security Agreement, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

*10.19	Form of Employment Security Agreement, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

*10.20	Executive Employment Agreement, dated February 18, 2008, with Michael P. Marrow, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 19, 2008.

10.21	Amended and Restated Credit Agreement, dated October 31, 2005, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated November 3, 2005.

10. 22
Amendment No. 1 to Amended and Restated Credit Agreement, effective as of February 21, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated March 9, 2006.

10.23	Amendment No. 2 to Amended and Restated Credit Agreement, effective as of April 2, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated April 27, 2006.

10.24	Amendment No. 3 to Amended and Restated Credit Agreement, effective as of June 2, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated June 9, 2006.

10.25
Amendment No. 4 to Amended and Restated Credit Agreement, effective as of October 1, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated October 30, 2006.

10.26
Amendment No. 5 to Amended and Restated Credit Agreement, dated as of November 10, 2006, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q, for fiscal quarter ended October 1, 2006.

10.27	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of December 5, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated December 8 2006.

10.28	Second Amended and Restated Loan and Security Agreement, dated January 31, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 5, 2007.

10.29
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated June 29, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated July 3, 2007.

10.30
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated January 24, 2008 incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated January 29, 2008.

10.31
Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated February 29, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated March 5, 2008.

10.32	Second Lien Loan and Security Agreement, dated January 31, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 5, 2007.

10.33	First Amendment to Second Lien Loan and Security Agreement, dated June 29, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated July 3, 2007.

10.34	Second Amendment to Second Lien Loan and Security Agreement, dated January 24, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated January 29, 2008.

10.35	Third Amendment to Second Lien Loan and Security Agreement, dated February 29, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated March 5, 2008.

10.36	Registration Rights Agreement, incorporated by reference to APAC TeleServices, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 33-95638.

Exhibit
Number	Description

10.37	Tax Agreement, incorporated by reference to APAC TeleServices, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 33-95638.

10.38	Master Agreement for Call Center Services, dated February 1, 2003, with Cellco Partnership d/b/a Verizon Wireless.

10.39	Amendment Number One to Master Teleservices Agreement, dated February 1, 2004, with Cellco Partnership d/b/a Verizon Wireless.

10.40	Amendment Number Two to Master Teleservices Agreement, dated March 1, 2005, with Cellco Partnership d/b/a Verizon Wireless.

10.41	Amendment Number Three to Master Teleservices Agreement, effective April 1, 2005, with Cellco Partnership d/b/a Verizon Wireless.

10.42	Amendment Number Four to Master Teleservices Agreement, effective March 31, 2006, with Cellco Partnership d/b/a Verizon Wireless.

10.43	Amendment Number Six to Master Teleservices Agreement, effective May 17, 2007, with Verizon Services Corp.

10.44	Master Services Agreement, effective October 28, 2002, with United Parcel Services OASIS Supply Corporation.

10.45	Tampa, Florida Facility Amendment to Master Services Agreement, effective April 30, 2007, with United Parcel Services OASIS Supply Corporation.

10.46	Agreement, dated August 10, 2004, with Unicare Life & Health Insurance Company. [CONFIDENTIAL TREATMENT REQUESTED]

10.47	Amendment Number 1 and Assignment, dated July 1, 2005, with Unicare Life and Health Insurance Company and WellPoint, Inc.

21.1	Subsidiaries of APAC Customer Services, Inc.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Power of attorney executed by Cindy K. Andreotti, John W. Gerdelman, John C. Kraft, Michael P. Marrow, John J. Park and Lynn E. Refer.

24.2	Power of attorney executed by Theodore G. Schwartz.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory plans or arrangements.