Form 10-Q
period 2008-03-30
APAC CUSTOMER SERVICE INC
filed 2008-05-09
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 30, 2008
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
There were 50,517,787 common shares, $0.01 par value per share, outstanding as of March 30, 2008.

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
Forward-looking statements are contained in this Quarterly Report on Form 10-Q, primarily in Items 2 and 3. Moreover, through our senior management, we may from time to time make forward-looking statements about matters described herein or about other matters concerning us.
There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by forward-looking statements including, but not limited to, the following:
•	Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.
•	Our financial results depend on our ability to effectively manage our production capacity and our workforce.
•	Our success is subject to the terms of our client contracts.
•	Our success depends on our return to profitability.
•	Our success depends on our ability to continue to reduce costs and achieve efficiencies.
•	Our business may be affected by our cash flows from operations and our ability to comply with, or obtain waivers of or changes to, our debt covenants.
•	Our principal shareholder can exercise significant control over the Company.
•	Our financial results may be affected by risks associated with international operations and expansion, including foreign currency fluctuations.
•	Our success depends on key personnel.
•	Our business operates in a highly competitive market.

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
See the Company’s filings with the SEC for further discussion of the risks and uncertainties associated with the Company’s business, in particular, the discussion in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.
In various places throughout this Quarterly Report on Form 10-Q we use certain non-GAAP financial measures when describing our performance. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets or statements of cash flows of a company. We believe that non-GAAP financial measures provide meaningful supplemental information and are useful in understanding our results of operations and analyzing of trends because they exclude certain charges such as interest, taxes and depreciation and amortization expenses that are not part of our ordinary business operations. We also believe that non-GAAP financial measures are useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision-making. In addition, we believe investors, analysts and lenders benefit from referring to non-GAAP measures when assessing our performance and expectations of our future performance. However, this information should not be used as a substitute for our GAAP financial information; rather it should be used in conjunction with financial statement information contained in our Condensed Consolidated Financial Statements prepared in accordance with GAAP. We discuss non-GAAP financial measures in Item 2 of this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Pursuant to the requirements of Regulation G, we have provided a reconciliation of all non-GAAP financial measures to the most directly comparable GAAP financial measure in Item 2 of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 30,	December 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,349	$1,426
Accounts receivable, net	30,028	34,468
Other current assets	4,808	5,971

Total current assets	36,185	41,865

Property and equipment, net	25,193	26,772
Goodwill	13,338	13,338
Other intangible assets, net	5,323	5,891
Other assets	2,142	2,060

Total assets	$82,181	$89,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,504	$12,307
Current portion of long-term debt	2,400	2,400
Accounts payable	1,583	2,287
Income taxes payable	220	220
Accrued payroll and related items	16,643	15,954
Accrued liabilities	13,984	11,123

Total current liabilities	41,334	44,291

Long-term debt	11,000	11,600
Other liabilities	643	654
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 50,549,296 shares issued and 50,517,787 shares outstanding at March 30, 2008, and 50,379,296 shares issued and outstanding at December 30, 2007	506	504
Additional paid-in capital	103,315	102,647
Accumulated deficit	(76,787)	(72,760)
Accumulated other comprehensive income	2,202	2,990
Treasury shares: 31,509 and 0 shares at cost at March 30, 2008, and December 30, 2007, respectively	(32)	—

Total shareholders’ equity	29,204	33,381

Total liabilities and shareholders’ equity	$82,181	$89,926

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007

Net revenue	$63,517	$52,384
Cost of services	55,746	46,067

Gross profit	7,771	6,317

Operating expenses:
Selling, general and administrative expenses	8,568	7,893
Restructuring and other charges
Restructuring charges	3	(2)
Other severance charges	2,338	—

Total operating expenses	10,909	7,891

Operating loss	(3,138)	(1,574)
Other income	(32)	(47)
Interest expense	922	838

Loss before income taxes	(4,028)	(2,365)
Income tax benefit	—	(17,580)

Net income (loss)	$(4,028)	$15,215

Net income (loss) per share:
Basic	$(0.08)	$0.31

Diluted	$(0.08)	$0.30

Weighted average number of shares outstanding:
Basic	50,222	49,534

Diluted	50,222	50,993

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007
Operating activities:
Net income (loss)	$(4,028)	$15,215
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,471	3,224
Non-cash restructuring charges	—	(2)
Stock compensation expense	760	396
Amortized gain on sale leaseback	(32)	(46)
Loss on sale of property and equipment	—	3
Income taxes payable	—	(17,580)
Change in operating assets and liabilities	7,519	(3,071)

Net cash provided by (used in) operating activities	7,690	(1,861)

Investing activities:
Purchases of property and equipment, net	(758)	(3,077)
Net proceeds from sale of property and equipment	—	14

Net cash used in investing activities	(758)	(3,063)

Financing activities:
(Payments) borrowings on long-term debt, net	(600)	10,000
Net payments under revolving credit facility	(5,803)	(4,987)
Cash received from exercise of stock options	74	261

Net cash (used in) provided by financing activities	(6,329)	5,274

Effect of exchange rate change on cash	(680)	9

Net (decrease) increase in cash and cash equivalents	(77)	359

Cash and cash equivalents:
Beginning balance	1,426	1,305

Ending balance	$1,349	$1,664

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Interim consolidated financial statements are not necessarily indicative of the financial position or operating results for an entire year.
The Company’s off-shore customer care centers use their local currency, the Philippine peso, as their functional currency. Assets and liabilities of off-shore customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the period. All inter-company transactions and balances have been eliminated. The balance sheet at March 30, 2008 has been derived from the unaudited financial statements at that date and includes all of the information and notes required by GAAP for interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to March 31st. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31st.
2. New Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued Statement 161 “ Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” to amend and expand the disclosures about derivatives and hedging activities. The statement requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. Statement 161 is effective for both fiscal years and interim periods that begin after November 15, 2008. The Company is evaluating the effect that this standard will have on its disclosures.
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	March 30,	December 30,
	2008	2007
Deferred rent	$4,465	$4,094
Accrued severance	2,253	—
Accrued workers’ compensation	1,987	2,089
Accrued professional fees	1,174	644
Accrued restructuring charges	1,075	1,756
Accrued property tax	256	332
Other	2,774	2,208

Total	$13,984	$11,123

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
4. Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required and it is its policy to test all existing goodwill for impairment at least annually and more frequently if circumstances require. The Company tested the goodwill for impairment in the third quarter of fiscal year 2007, resulting in no impairment being recorded. As of March 30, 2008 and December 30, 2007, the Company had $13.3 million of goodwill.
The identifiable intangible assets of the Company represent acquired customer relationships and internally developed software. The acquired customer relationships have a gross carrying value of $28.5 million and accumulated amortization of $23.4 million and $22.8 million as of March 30, 2008 and December 30 2007, respectively. The internally developed software has a gross carrying value of $0.4 million and accumulated amortization of $0.1 million as of March 30, 2008 and December 30, 2007. Under the provisions of SFAS No. 142, the Company amortizes intangible assets with definite lives over their estimated useful lives. The Company evaluates the remaining useful life of its acquired customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. The internally developed software intangible assets are amortized on a straight-line basis over an expected period of benefit of 3 to 5 years. Total amortization expense related to intangible assets was $0.6 million for the thirteen weeks ended March 30, 2008 and April 1, 2007. Annual amortization expense is expected to be $2.4 million for fiscal years 2008 and 2009, $1.0 million in fiscal year 2010 and less than $1.0 million in each of fiscal years 2011 and 2012.
5. Accounting for Stock-Based Compensation
At March 30, 2008, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.7 million, of which 1.5 million shares are available for future grants at March 30, 2008.
Total stock-based compensation expense was $0.8 million and $0.4 million for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively. As of March 30, 2008, there was $1.8 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately three years.
A summary of the Company’s non-vested common share grant activity during the thirteen weeks ended March 30, 2008 is presented below:

Number of Shares
Outstanding on December 30, 2007	366,758
Granted	50,000
Exercised	(295,199)
Forfeited	—
Expired	—

Outstanding on March 30, 2008	121,559

During the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively, the Company awarded 50,000 and 100,000 non-vested common shares to employees at a weighted average value per share of $1.10 and $4.55, respectively. The majority of the non-vested common shares vest two years from the grant date.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
A summary of the Company’s stock option grant activity during the thirteen weeks ended March 30, 2008 is presented below:

			Weighted Average
		Grant Price Range	Exercise Price Per	Aggregate
	Number of Options	Per Share	Share	Intrinsic Value
Outstanding on December 30, 2007	6,495,396	$0.85-$11.63	$2.22
Granted	1,778,657	0.79-1.21	1.05
Exercised	(120,000)	0.88	0.88
Forfeited	(167,000)	1.19-4.60	1.73
Expired	(165,479)	1.25-6.50	3.04

Outstanding on March 30, 2008	7,821,574	$0.79-$11.63	$1.96	$12

Exercisable on March 30, 2008	4,387,675	$0.85-$11.63	$2.26	$—
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
6. Comprehensive Income (Loss)
Comprehensive income (loss) for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively, is as follows:

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007
Net income (loss)	$(4,028)	$15,215
Foreign currency translation adjustment	(52)	167
Unrealized loss on derivative contracts	(736)	—

Total comprehensive income (loss)	$(4,816)	$15,382

The foreign currency translation adjustment relates to the impact of a change in exchange rates on net assets located outside of the United States.
As of March 30, 2008, forward contracts to purchase 820 million Philippine pesos at a US dollar notional of $19.5 million were outstanding. The gain recognized in earnings for the thirteen weeks ended March 30, 2008 on settled forward contracts was $0.4 million and is recorded as a component of cost of services. Unrealized gain and unrealized loss in value of the outstanding forward contracts was $0.3 million and $0.3 million, respectively and was recorded in other assets and other liabilities as of March 30, 2008. The unrealized gain and unrealized loss will be recognized in earnings over the next 12 months as cash flows related to the intercompany payable are effectively settled.
7. Legal Proceedings
The Company is subject to lawsuits, governmental investigations and claims arising out of the routine conduct of its business. Management does not believe that the outcome of any pending proceedings will have a material adverse effect on the Company’s business, results of operations, liquidity, or financial condition. Although management does not believe that any such proceeding will result in a material adverse effect, no assurance to that effect can be given.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
8. Debt
As of December 30, 2007 the Company was party to two separate loan agreements under (i) Amendment No. 1 to its Second Restated LaSalle Credit Agreement with LaSalle Bank National Association (LaSalle), as agent; and (ii) a First Amendment to its Second Lien Loan Agreement (the Amendment.) with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (Atalaya.) The loan agreements provided the Company with a $27.5 million revolving loan facility which expires in October 2010 (Revolving Loan Facility) and a $15.0 million term loan which matures in January 2011 (Term Loan). See the Company’s filings with the SEC for further discussion of specific loan agreements and amendments and Note 9 of the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
On January 24, 2008, the Company entered into: (i) Amendment No. 2 to the Second Restated LaSalle Credit Agreement; and (ii) a Second Amendment to Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the Second Amendments). Pursuant to the terms of the Second Amendments, LaSalle and Atalaya agreed, among other things, to adjust certain financial covenants including the maximum restructuring cash disbursement covenant, the fixed charge coverage covenant, the EBITDA covenant, and the leverage covenant, and add a new capital expenditures covenant. The Company’s compliance with certain of the financial covenants will be measured at the end of each fiscal month. In addition, Atalaya agreed to reduce the voluntary prepayment penalty associated with the Term Loan if the Term Loan is prepaid in full prior to July 1, 2008. As partial consideration for the Second Amendment by Atalaya, the Company issued a warrant to purchase 512,245 common shares of the Company at an exercise price of $1.05 per share to an affiliate of Atalaya. The fair value of the warrant as of March 30, 2008 was $0.2 million.
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
Borrowings under the Revolving Loan Facility totaled $6.5 million as of March 30, 2008. Borrowings under the Term Loan totaled $13.4 million as of March 30, 2008, and included $11.0 million long-term debt and $2.4 million short-term debt. Interest rates on the Company’s borrowings during the thirteen weeks ended March 30, 2008 ranged from 5.5% to 7.5% under the Revolving Loan Facility and 13.5% to 14.0% under the Term Loan. The Company had $7.7 million of unused borrowing capacity under the Revolving Loan Facility as of March 30, 2008. The Company was in compliance with its financial covenants as of March 30, 2008.
On May 5, 2008, the Company entered into a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides the Company with a $40.0 million revolving loan facility which expires in May 2011. Borrowings under the Loan Agreement were used to repay the Company’s current revolving loan facility with LaSalle Bank National Association and its outstanding term loan with Atalaya Funding II, L.P. For more information regarding the new banking facility and related agreements, see Note 12.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
The Company expects that its cash balances, cash flow from operations and available borrowings under its new Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. The Company’s cash flow is significantly impacted by its ability to collect its clients’ accounts receivable on a timely basis. To the extent that the Company’s business with a single client or small group of clients represents a more significant portion of its revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations. A significant change in operating cash flow or a failure to achieve or sustain profitability could have a material adverse effect on the Company’s liquidity and its ability to comply with the covenants in its Revolving Loan Agreement. In addition, the Company’s failure to adhere to the financial and other covenants could give rise to a default under the Revolving Loan Agreement which would have a material adverse effect on the Company’s liquidity and financial condition. There can be no assurances that the Company will be able to meet the financial and other covenants in its Revolving Loan Agreement.
9. Restructuring and Other Charges
Restructuring and other charges were $2.3 million for the thirteen weeks ended March 30, 2008 and were primarily related to severance charges resulting from the elimination of approximately 100 operations and administrative positions, and payment obligations to Robert Keller, our former President and Chief Executive Officer (CEO), resulting from his retirement effective April 19, 2008. No restructuring and other charges were recorded during the thirteen weeks ended April 1, 2007.
Restructuring Initiatives
Cash payments totaling $1.0 million related to 2007 restructuring initiatives have been made through March 30, 2008, $0.2 million of which occurred during the first quarter of fiscal 2008. The 2007 restructuring initiatives occurred during the second quarter of 2007 when the Company restructured certain operations which resulted in downsizing space in its Tucson, Arizona customer care center and eliminating certain administrative and operations positions. Remaining cash payments of $0.4 million, primarily related to severance costs and lease termination costs, are payable through 2009.
Cash payments totaling $1.8 million related to 2006 restructuring initiative have been made through March 30, 2008. The 2006 restructuring initiatives occurred throughout 2006 as the Company closed four customer care centers with approximately 960 workstations. Remaining cash payments of less than $0.1 million, related to real estate taxes, are payable through 2008.
Cash payments totaling $7.1 million relating to the July 2005 restructuring initiative have been paid through March 30, 2008, $0.4 million of which occurred during the first quarter of fiscal 2008. The July 2005 restructuring initiative included costs associated with the reduction of our corporate office space in Deerfield, Illinois and the closure of seven additional customer care centers. Remaining cash payments of $0.7 million, primarily related to lease termination costs, are payable in fiscal year 2008.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Following is a summary of the activity for the thirteen weeks ended March 30, 2008 in current and long-term reserves established in connection with the Company’s restructuring initiatives:

	December 30,	Charges	Asset	Cash	March 30,
	2007	(Reversals)	Write-off	Payments	2008
2005 restructuring initiatives:
Lease obligations and other costs	$1,123	$8	$—	$(434)	$697
2006 restructuring initiatives:
Lease obligations and other costs	29	—	—	—	29
2007 restructuring initiatives:
Employee severance costs	333	1	—	(121)	213
Lease obligations and other costs	286	(6)	—	(133)	147

Total	$1,771	$3	$—	$(688)	$1,086

Other Severance Charges
In January 2008, Robert Keller, our President and CEO, announced his intention to retire. Additionally, in March 2008, the Company effectively restructured operations resulting in the elimination of approximately 100 operational and administrative positions throughout the company. Severance charges and retirement obligations of $2.3 million related to these events were recorded during the thirteen weeks ended March 30, 2008.
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
As of March 30, 2008, the Company is in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred from the exited outbound customer acquisition business. Due to the uncertainty in the Company’s ability to realize the benefit of its net deferred tax assets a valuation allowance of $39.1 million is recorded as of March 30, 2008. The valuation allowance reported at December 30, 2007 was $37.5 million.
In October 2003, the Company received an $11.6 million cash tax refund associated with the write-off for tax purposes in 2002 of its remaining investment in ITI Holdings, Inc. (ITI). The Internal Revenue Service (IRS) audited the Company’s 2002 tax return and proposed an adjustment that would disallow this deduction. The Company believed that it had sufficient support for the deduction and filed an appeal contesting the proposal adjustment. On March 27, 2007, the Company received written notification from the Appeals Officer that the IRS had reviewed the technical merits of its position and was proposing to allow the deduction in its entirety. Therefore, the Company reversed the reserve, including related accrued interest, in connection with this issue resulting in an income tax benefit of $17.6 million for the thirteen weeks ended April 1, 2007. On August 30, 2007, the Company received a closing letter from the IRS notifying it of the favorable conclusion of the IRS audit.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
The tax benefit associated with the loss before income taxes incurred for the thirteen weeks ended March 30, 2008 of $1.5 million and the related deferred tax asset were offset with a corresponding valuation allowance. This results in a zero effective income tax rate for the thirteen weeks ended March 30, 2008. The effective tax rate for the thirteen weeks ended April 1, 2007 was also zero.
The Company’s net operating loss carry forwards expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2024	$14,355
2025	13,901
2026	9,046
2027	12,588
2028	4,352

$54,242

11. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The impact of any potentially dilutive securities is excluded from the computation for the thirteen weeks ended March 30, 2008 as the Company recorded a net loss for this period. The following table sets forth the computation of basic and diluted earnings per share for the thirteen weeks ended March 30, 2008 and April 1, 2007:

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007
	(In thousands, except earnings per share)

Net income (loss)	$(4,028)	$15,215

Shares used in basic per share calculation	50,222	49,534
Effects of dilutive securities:
Stock options	—	988
Non-vested stock	—	471

Shares used in diluted per share calculation	50,222	50,993

Net income (loss) per share:
Basic	$(0.08)	$0.31

Diluted	$(0.08)	$0.30

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
12. Subsequent Events
On April 15, 2008, the Company received a NASDAQ Staff Deficiency Letter indicating that the Company had failed to comply with the minimum bid price requirements for continued listing required by Marketplace Rule 4450(a)(5) because the Company’s common stock had closed below $1.00 per share for thirty consecutive business days. In accordance with Marketplace Rule 4450(e)(2), the Company has until October 13, 2008 to regain compliance with this requirement. Compliance will be achieved if the bid price per share of the Company’s common stock closes at or above $1.00 for a minimum of ten consecutive business days.
On May 5, 2008, the Company entered into a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides the Company with a $40.0 million revolving loan facility which expires in May 2011. Borrowings under the Revolving Loan Agreement were used to repay in full the Company’s current revolving loan facility with LaSalle Bank National Association and its outstanding term loan with Atalaya Funding II, L.P.
The Company’s ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from its clients. In addition to borrowing against its eligible receivables, the Company may borrow an additional $9.0 million which is supported by a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, the Company’s chairman and principal shareholder. The face amount of the Credit Enhancement Letter of Credit may be reduced or entirely released by PNC under certain circumstances after PNC receives copies of the Company’s audited financial statements for the fiscal year ended December 28, 2008, if the Company achieves certain fixed charge coverage ratios and EBITDA and meets certain minimum availability thresholds under the Revolving Loan Agreement.
In connection with the issuance of the Credit Enhancement Letter of Credit, the Company and TCS entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement). Under the terms of the Reimbursement Agreement, the Company pays TCS for providing the Credit Enhancement Letter of Credit an amount which varies depending on the amount of borrowings under the Revolving Loan Agreement. PNC is entitled to draw on the Credit Enhancement Letter of Credit under certain circumstances. In such event, the Company is obligated to reimburse TCS for the total amount so drawn. Any unpaid reimbursement amounts due under the Reimbursement Agreement incur interest at floating interest rate based on the LIBOR index rate. The Company’s obligations under the Reimbursement Agreement are secured principally by a grant of a second priority security interest in all of the Company’s personal property, including accounts receivable. The Reimbursement Agreement also contains covenants substantially identical to the covenants contained in the Revolving Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report and the audited consolidated financial statements of the Company which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Our management’s discussion and analysis contains “forward-looking statements”. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events and are subject to known and unknown risks and uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. See “Forward Looking Statements and Factors That May Affect Future Results” on page 3 of this Quarterly Report on Form 10-Q and Item 1A in Part II of this Quarterly Report on Form 10-Q.
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment, and financial services industries. As part of our strategy, we have targeted primarily high growth business segments, each with critical customer care needs and businesses with unique opportunities for outsourced customer care. Our business model is to partner with robust, growing businesses with leadership positions in their markets that place a premium on customer loyalty and retention and consider high quality customer care programs an important competitive advantage. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, off-shore, and client-owned locations. As of March 30, 2008, we operated nine customer care centers in the United States, two of which are client-owned facilities, and three off-shore customer care centers in the Philippines. As of March 30, 2008, our domestic operations consisted of approximately 4,500 workstations and our off-shore operations consisted of approximately 3,000 workstations.
Since July 2005, we have been executing against our long-term strategy to grow our off-shore business while continuing to optimize the contribution of our domestic capacity. We completed the construction of our third customer care center in the Philippines in the first quarter of 2007 and added nearly 1,000 production seats in our off-shore facilities in the second half of 2007. In May 2007, we added over 675 seats domestically when we began managing a second facility for UPS in Tampa, Florida. In the 2007 second quarter, we took additional steps to improve the efficiency of our domestic capacity by relocating our Corpus Christi, Texas customer care center to a smaller facility and implementing a plan to restructure certain operations, including downsizing our Tucson, Arizona customer care center and eliminating certain administrative and operational positions within the Company.
In February 2008, Michael P. Marrow was appointed our new President and Chief Executive Officer. He replaced Robert J. Keller who announced his intention to retire earlier this year. For 2008, our focus is on improving our financial performance by reducing costs and improving efficiencies and on enhancing our quality and service delivery.
During the 2008 first quarter, we began to take steps to further these objectives. In March 2008, we restructured operations resulting in the elimination of approximately 100 operational and administrative positions throughout the Company. Severance and retirement charges of $2.3 million related to these events were recorded during the thirteen weeks ended March 30, 2008.

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
We have used methodologies that are consistent from year to year in all material respects. We have identified the following accounting policies and estimates that we believe are most critical in the preparation of our condensed consolidated financial statements: accounting for derivatives, allowance for doubtful accounts, accounting for employee benefits, revenue recognition, intangible assets, restructuring charges, accounting for stock-based compensation and income taxes. For details concerning these critical accounting policies and estimates see Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 3 to our audited consolidated financial statements which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Any deviation from these policies or estimates could have a material impact on our condensed consolidated financial statements.

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively. Certain additional components of net revenue and cost of services have been included as we believe they would enhance an understanding of our results of operations. All amounts in the table below presented in thousands.

	Thirteen Weeks Ended
	March 30,	April 1,	Fav (Unfav)
	2008	2007	% Change
Net Revenue:
Domestic	$48,745	$42,327	15.2%
Off-shore	14,772	10,057	46.9

Total net revenue	63,517	52,384	21.3

Cost of Services:
Direct labor	37,530	29,621	(26.7)
Other facility expenses	18,216	16,446	(10.8)

Total cost of services	55,746	46,067	(21.0)

Percentage of revenue	87.8%	87.9%	—

Gross profit	7,771	6,317	23.0
Gross profit margin	12.2%	12.1%	—

Operating Expenses:
Selling, general & administrative expenses	8,568	7,893	(8.6)
Restructuring and other charges	2,341	(2)	*

Total operating expenses	10,909	7,891	(38.2)

Operating loss	(3,138)	(1,574)	(99.4)
Other income	(32)	(47)	(31.9)
Interest expense	922	838	(10.0)

Loss before income taxes	(4,028)	(2,365)	(70.3)
Income tax benefit	—	(17,580)	*

Net income (loss)	$(4,028)	$15,215	(126.5)

*	Means that the percentage change is not meaningful.
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

	Thirteen Weeks Ended (1)
	March 30,	April 1,	Fav (Unfav)
	2008	2007	% Change
	(Dollars in thousands except statistical data and notes)
EBITDA (2)	$365	$1,697	(78.5)%
Free cash flow (3)	(393)	(1,380)	71.5

Statistical information:
Number of customer care centers:
Domestic	9	8
Off-shore (4)	3	4

Total	12	12

Number of workstations, end of period:
Domestic	4,537	4,600
Off-shore	2,965	2,205

Total	7,502	6,805

Notes to Non-GAAP Financial Measures

(1)	We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to March 31.
(2)	We define EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation and amortization, and interest expense.
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

EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007
	(Dollars in thousands)
Net income (loss)	$(4,028)	$15,215

Interest expense	922	838
Income tax benefit	—	(17,580)
Depreciation and amortization	3,471	3,224

EBITDA	$365	$1,697

(3)	We define free cash flow as EBITDA less capital expenditures.
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

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007
	(Dollars in thousands)
EBITDA	$365	$1,697
Capital expenditures	(1,433)	(3,077)
Leasehold improvements funded by landlord	675	—

Free Cash Flow	$(393)	$(1,380)

Free cash flow can be reconciled to the net cash provided by (used in) operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$7,690	$(1,861)

Purchase of property and equipment, net	(758)	(3,077)
Income tax benefit	—	(17,580)
Interest expense	922	838
Amortized gain on sale leaseback	32	46
Loss on sale of property and equipment	—	(3)
Income taxes payable	—	17,580
Changes in operating assets and liabilities	(7,519)	3,071
Stock compensation expense	(760)	(396)
Non-cash restructuring charges	—	2

Free Cash Flow	$(393)	$(1,380)

(4)
For the thirteen weeks ended April 1, 2007, one of our off-shore centers was a temporary facility which we leased to accommodate client demand. We transitioned operations from the temporary facility to our new permanent facility during the first and second quarters of 2007.

Comparison of Results of Operations for the Thirteen Weeks Ended March 30, 2008 and April 1, 2007
Net revenue was $63.5 million for the thirteen weeks ended March 30, 2008, an $11.1 million, or 21.3%, increase from $52.4 million for the thirteen weeks ended April 1, 2007. Domestic revenue increased $6.4 million, or 15.2% primarily driven by increased volume of $7.2 million from the addition of a second UPS facility in May, 2007, partially offset by decreased revenues of $1.6 million in our financial services vertical. Off-shore revenue increased $4.7 million, or 46.9%, due to continued volume increases in our healthcare and publishing verticals of $3.1 million and $1.2 million, respectively.
Cost of services increased $9.7 million, or 21.0%, from $46.1 million for the thirteen weeks ended April 1, 2007, to $55.8 million for the thirteen weeks ended March 30, 2008. Direct labor increased $7.9 million, or 26.7%, due to increased wages of $5.2 million from the addition of our second UPS facility and increased wages of $2.7 million driven by higher volumes offshore. Facility costs increased $1.8 million, or 10.8%, due to a $1.5 million increase in off-shore facility costs from the expansion of our third Philippine customer care center and a $0.6 million increase from the addition of our second UPS facility, partially offset by $0.6 million lower facility associated with the second quarter 2007 downsizing of two customer care centers. As a percentage of revenue, cost of services remained flat at 87.8% for the thirteen weeks ended March 30, 2008, as compared to 87.9% for the thirteen weeks ended April 1, 2007.
Gross profit increased $1.5 million, or 23.0%, to $7.8 million for the thirteen weeks ended March 30, 2008, as compared to $6.3 million for the thirteen weeks ended April 1, 2007. The improvement was the result of the incremental gross profit from the second UPS facility and increased gross profit contribution from higher off-shore volume. Gross profit margin increased slightly for the thirteen weeks ended March 30, 2008 to 12.2%, as compared to 12.1% for the thirteen weeks ended April 1, 2007, as increased margins from our domestic operations were partially offset by lower gross profit margins from our off-shore operations.
Selling, general and administrative expenses were $8.6 million for the thirteen weeks ended March 30, 2008, as compared to $7.9 million for the thirteen weeks ended April 1, 2007. The $0.7 million increase is primarily due to a $0.5 million increase in compensation and benefits for accrued incentive compensation and recruiting fees related to the hiring of our new CEO.
Restructuring and other charges were $2.3 million for the thirteen weeks ended March 30, 2008 and consisted of severance charges of $1.2 million resulting from the elimination of approximately 100 operations and administrative positions, and the accrual of severance payment obligations of $1.1 million to Robert Keller, our former CEO, upon his retirement. For more information regarding restructuring and other charges, see Note 9 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating loss was $3.1 million for the thirteen weeks ended March 30, 2008 compared to $1.6 million for the thirteen weeks ended April 1, 2007. The $1.5 million increase is due to higher restructuring and other charges of $2.3 million and increased selling, general and administrative costs of $0.7 million, partially offset by a $1.5 million improvement in gross profit, as noted above.
Net interest expense increased $0.1 million from $0.8 million for the thirteen weeks ended April 1, 2007 to $0.9 million for the thirteen weeks ended March 30, 2008, primarily resulting from three months of interest incurred on term debt in 2008, as compared to two months in 2007.
EBITDA decreased $1.3 million to $0.4 million for the thirteen weeks ended March 30, 2008 from $1.7 million for the thirteen weeks ended April 1, 2007, primarily as a result of higher restructuring and other charges of $2.3 million, increased selling, general and administrative costs of $0.7 million, partially offset by improved gross profit. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The tax benefit associated with the loss before income taxes incurred for the thirteen weeks ended March 30, 2008 of $1.5 million and the related deferred tax asset were offset with a corresponding valuation allowance. This resulted in a zero effective income tax rate for the thirteen weeks ended March 30, 2008. The effective tax rate for the thirteen weeks ended April 1, 2007 was also zero.
Our 2007 results reflect a $17.6 million income tax benefit resulting from the favorable resolution of our IRS appeal. For more information regarding the IRS appeal, see Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
We recorded a net loss of $4.0 million for the thirteen weeks ended March 30, 2008, as compared to net income of $15.2 million for the thirteen weeks ended April 1, 2007, largely as a result of the previously mentioned $17.6 million tax benefit recorded as of April 1, 2007.
Liquidity and Capital Resources
The following table sets forth our condensed consolidated statements of cash flow data for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively.

	Thirteen Weeks Ended
	March 30,	April 1,
	2008	2007
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$7,690	$(1,861)
Net cash used in investing activities	(758)	(3,063)
Net cash (used in) provided by financing activities	(6,329)	5,274
Effect of exchange rate changes on cash	(680)	9

Net (decrease) increase in cash and cash equivalents	$(77)	$359

Operating Activities
Net cash provided by operating activities increased $9.6 million for the thirteen weeks ended March 30, 2008, as compared to the thirteen weeks ended April 1, 2007. The improvement is due primarily to an $8.2 million change in operating assets and liabilities resulting from increases in accrued severance, payroll and other related liabilities.
Investing Activities
Net cash used in investing activities decreased $2.3 million for the thirteen weeks ended March 30, 2008 as compared to the thirteen weeks ended April 1, 2007 as the result of lower capital expenditures. Spending for the thirteen weeks ended March 30, 2008 primarily consisted of $0.4 million in continued investment in information technology equipment and $0.3 million in capital expenditures related to our third customer care center in the Philippines. Spending for the thirteen weeks ended April 1, 2007 related primarily to capital expenditures associated with the build out of our third customer care center in the Philippines.
Financing Activities
Net cash used in financing activities of $6.3 million for the thirteen weeks ended March 30, 2008 primarily relates to payments of $5.8 million against the Revolving Loan Facility and payments of $0.6 million against the Term Loan. Net cash provided by financing activities for the thirteen weeks ended April 1, 2007 primarily relates to borrowings of $10.0 million under the Term Loan to fund growth in our off-shore operations, offset by payments of $5.0 million against the Revolving Loan Facility.

Bank Financing
During the thirteen weeks ended March 30, 2008, we were party to two separate loan agreements which provided us with a $27.5 million revolving loan facility which expired in October 2010 (Revolving Loan Facility) and a $15.0 million term loan which matured in January 2011 (Term Loan). Our ability to borrow under the Revolving Loan Facility depended on the amount of eligible accounts receivable from our clients and there were limitations on the concentration of these accounts with a single client. In addition, our lender retained certain reserves against otherwise available borrowing capacity. These loan agreements required us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.
Borrowings under the Revolving Loan Facility and the Term Loan totaled $6.5 million and $13.4 million, respectively, as of March 30, 2008. We had $7.7 million of unused borrowing capacity under the Revolving Loan Facility as of March 30, 2008. We were in compliance with our financial covenants under our loan agreements as of March 30, 2008.
On May 5, 2008, we entered into a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides us with a $40.0 million revolving loan facility which expires in May 2011. Borrowings under the Loan Agreement were used to repay our current revolving loan facility with LaSalle Bank National Association and our outstanding term loan with Atalaya Funding II, L.P. For more information regarding the new banking facility and related agreements, see Note 12 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
We expect that our cash balances, cash flows from operations and available borrowings under our new Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. Our cash flow is significantly impacted by our ability to collect our clients’ accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations. A significant change in operating cash flow or a failure to achieve profitability could have a material adverse effect on our liquidity and our ability to comply with the covenants in our Revolving Loan Agreement. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the Revolving Loan Agreement which would have a material adverse effect on our liquidity and financial condition. There can be no assurances that we will be able to meet the financial and other covenants in our Revolving Loan Agreement.
Free Cash Flow
Free cash flow improved by $1.0 million to a negative $0.4 million for the thirteen weeks ended March 30, 2008 from a negative $1.4 million for the thirteen weeks ended April 1, 2007, as lower EBITDA of $1.3 million was more than offset by a $2.3 million decline in net capital expenditures. More information concerning this non-GAAP financial measure including the definition of free cash flow and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. Our Revolving Loan Facility and Term Loan bear interest at floating rates, subjecting us to interest rate risk. To date, the impact from interest rate fluctuations has not been material. The impact from foreign currency exchange rates has become significant due to the decline in the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations n the Philippines. We had not used derivatives to manage this risk prior to September 30, 2007. In October 2007, we commenced a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the US operations to the Philippines representing the Philippines share of revenue. As of March 30, 2008, forward contracts to purchase 820 million Philippine pesos at a US dollar notional of $19.5 million were outstanding.
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
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1A. Risk Factors
For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Except as set forth below, there have been no material changes to these risk factors since that report.
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
Our current Revolving Loan Agreement provides us with a $40.0 million revolving loan facility which expires in May 2011. Our ability to borrow under the Revolving Loan Facility depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition to borrowing against our eligible receivables, we may borrow an additional $9.0 million which is supported by a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, our chairman and principal shareholder. In addition, our lenders retain certain reserves against otherwise available borrowing capacity. The Revolving Loan Agreement requires us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, create liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments. These limitations may affect our liquidity and limit our ability to make capital expenditures. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the Revolving Loan Agreement. There can be no assurances that we will be able to meet the financial and other covenants in our Revolving Loan Agreement or, in the event of non-compliance, that we will be able to obtain waivers or amendments from our lenders.
A significant change in operating cash flow or a failure to achieve profitability could have a material adverse effect on our liquidity and our ability to comply with the covenants in the Revolving Loan Agreement.
Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc. and Subsidiaries

Date: May 9, 2008	By:	/s/ Michael P. Marrow Michael P. Marrow
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ George H. Hepburn III

George H. Hepburn III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2008	By:	/s/ Joseph R. Doolan

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

4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

10.1	Amendment Number 5 to Master Teleservices Agreement, effective January 1, 2007, with Cellco Partnership d/b/a Verizon Wireless.

10.2	Employment Agreement with Arthur DiBari, dated March 11, 2008.

10.3	Employment Agreement with Mark Anderson, dated March 18, 2008.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.