Form 10-Q
period 2008-06-29
APAC CUSTOMER SERVICE INC
filed 2008-08-04
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 29, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer* ☐	Smaller reporting company ☐
(*Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 50,473,312 common shares, $0.01 par value per share, outstanding as of June 29, 2008.

Forward-Looking Statements and Factors That May Affect Future Results
In passing the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), Congress encouraged public companies to make “forward-looking statements” by creating a “safe harbor” to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify our written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions. Unless the context indicates otherwise, the words “Company,” “we,” “our,” and “us” when used in this Quarterly Report on Form 10-Q refer collectively to APAC Customer Services, Inc. and its wholly-owned subsidiaries.
Generally, forward-looking statements include expressed expectations, estimates and projections of future events and financial performance and the assumptions on which these expressed expectations, estimates and projections are based. Statements that are not historical facts, including statements about our beliefs and expectations and our management, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “goals,” “would,” “could,” “should,” “plans,” and other similar words. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events, and they are subject to known and unknown risks and uncertainties that can cause actual events and results to differ materially from historic results and those projected.
Due to such uncertainties, the investment community is cautioned not to place undue reliance on our written or oral forward-looking statements, which speak only as of the date on which they were made. If no date is provided, such statements speak only as of the date of this Quarterly Report on Form 10-Q. We expressly undertake no obligation to publicly update or revise any forward-looking statements as a result of changed assumptions, new information, future events or otherwise.
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
There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by our forward-looking statements including, but not limited to, the following:
•	Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.
•	Our financial results depend on our ability to effectively manage our production capacity and our workforce.
•	Our success is subject to the terms of our client contracts.
•	Our success depends on our return to profitability.
•	Our success depends on our ability to continue to reduce costs and achieve efficiencies.
•	Our business may be affected by our cash flows from operations and our ability to comply with, or obtain waivers of or changes to, our debt covenants.
•	Our principal shareholder can exercise significant control over us.

•	Our financial results may be affected by risks associated with international operations and expansion, including foreign currency fluctuations.
•	Our success depends on key personnel.
•	Our business operates in a highly competitive market.
•
Circumstances outside our control such as typhoons, earthquakes, floods and other acts of God, political instability, equipment malfunction, telephone or data service interruptions, changes in the telecommunications market, war and terrorism could seriously harm our domestic or off-shore business.

•	Our inability to attract and retain a sufficient number of qualified employees could negatively impact our business.
•	Our business and our clients’ businesses are subject to federal and state regulation and industry standards, including laws and industry standards regarding consumer privacy and information security.
See our filings with the Securities and Exchange Commission for further discussion of the risks and uncertainties associated with our business, in particular, the discussion in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 29,	December 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,633	$1,426
Accounts receivable, net	31,715	34,468
Other current assets	3,615	5,971

Total current assets	36,963	41,865

Property and equipment, net	24,221	26,772
Goodwill	13,338	13,338
Other intangible assets, net	4,712	5,891
Other assets	1,624	2,060

Total assets	$80,858	$89,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$17,743	$12,307
Current portion of long-term debt	—	2,400
Accounts payable	1,904	2,287
Income taxes payable	220	220
Accrued payroll and related items	17,888	15,954
Accrued liabilities	13,352	11,123

Total current liabilities	51,107	44,291

Long-term debt	—	11,600
Other liabilities	2,335	654
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 50,499,296 shares issued and 50,473,312 shares outstanding at June 29, 2008, and 50,379,296 shares issued and outstanding at December 30, 2007	506	504
Additional paid-in capital	103,812	102,647
Accumulated deficit	(76,850)	(72,760)
Accumulated other comprehensive (loss) income	(25)	2,990
Treasury shares: 25,984 and 0 shares at cost at June 29, 2008, and December 30, 2007, respectively	(27)	—

Total shareholders’ equity	27,416	33,381

Total liabilities and shareholders’ equity	$80,858	$89,926

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Net revenue	$60,710	$53,819	$124,227	$106,203
Cost of services	49,978	49,729	105,724	95,796

Gross profit	10,732	4,090	18,503	10,407

Operating expenses:
Selling, general and administrative expenses	7,827	7,187	16,395	15,080
Restructuring and other charges:
Restructuring charges	(23)	1,559	(20)	1,557
Other severance charges	460	—	2,798	—

Total operating expenses	8,264	8,746	19,173	16,637

Operating income (loss)	2,468	(4,656)	(670)	(6,230)
Other income	(142)	(44)	(174)	(91)
Interest expense	2,673	812	3,595	1,650

Loss before income taxes	(63)	(5,424)	(4,091)	(7,789)
Income tax provision (benefit)	—	12	—	(17,568)

Net income (loss)	$(63)	$(5,436)	$(4,091)	$9,779

Net income (loss) per share:
Basic	$(0.00)	$(0.11)	$(0.08)	$0.20

Diluted	$(0.00)	$(0.11)	$(0.08)	$0.19

Weighted average number of shares outstanding:
Basic	50,393	49,731	50,307	49,632

Diluted	50,393	49,731	50,307	51,241

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 29,	July 1,
	2008	2007
Operating activities:
Net income (loss)	$(4,091)	$9,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,422	6,757
Non-cash restructuring charges	—	13
Stock compensation expense	844	940
Amortized gain on sale leaseback	(63)	(94)
(Gain) loss on sale of property and equipment	(1)	53
Income taxes payable	—	(17,580)
Change in operating assets and liabilities	10,190	6,829

Net cash provided by operating activities	13,301	6,697

Investing activities:
Purchases of property and equipment, net	(2,786)	(7,033)
Net proceeds from sale of property and equipment	8	15

Net cash used in investing activities	(2,778)	(7,018)

Financing activities:
Net (payments) borrowings on long-term debt	(14,000)	10,000
Net borrowings (payments) under revolving credit facility	5,436	(11,090)
Cash received from exercise of stock options	297	582

Net cash used in financing activities	(8,267)	(508)

Effect of exchange rate change on cash	(2,049)	(38)

Net increase (decrease) in cash and cash equivalents	207	(867)

Cash and cash equivalents:
Beginning balance	1,426	1,305

Ending balance	$1,633	$438

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of APAC Customer Services, Inc. and its subsidiaries (collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Interim consolidated financial statements are not necessarily indicative of the financial position or operating results for an entire year.
The Company’s off-shore customer care centers use their local currency, the Philippine peso, as their functional currency. Assets and liabilities of off-shore customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the respective periods. All inter-company transactions and balances have been eliminated. The balance sheet at June 29, 2008 has been derived from the unaudited financial statements at that date and includes all of the information and notes required by GAAP for interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to June 30. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31.
2. New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 (SFAS No. 157) “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See Note 12, Fair Value Measurements, for additional information.
In March 2008, the FASB issued Statement No. 161 (SFAS No. 161) “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” to amend and expand the disclosures about derivatives and hedging activities. The statement requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. SFAS No. 161 is effective for both fiscal years and interim periods that begin after November 15, 2008. The Company is evaluating the effect that this standard will have on its disclosures.
In April 2008, the FASB issued FASB Staff Position No. 142-3 (FSP FAS No. 142-3), “Determining the Useful Life of Intangible Assets”. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) “Business Combinations”. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that FSP FAS No. 142-3 will have on its financial statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
In May 2008, the FASB issued Statement No. 162 (SFAS No. 162), “The Hierarchy of Generally Accepted Accounting Principles”. The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS No. 162 is effective 60 days following the Security and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the provisions and guidance of SFAS No. 162 and does not expect that it will have a material impact on the Company’s financial condition or results of operations.
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	June 29,	December 30,
	2008	2007
Deferred rent	$3,223	$4,094
Accrued workers’ compensation	1,774	2,089
Accrued severance	1,467	—
Unrecognized loss on forward contracts	1,450	—
Accrued professional fees	830	644
Accrued capital expenditures	745	—
Accrued restructuring charges	574	1,756
Accrued property tax	216	332
Other	3,073	2,208

Total	$13,352	$11,123

4. Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required and it is its policy to test all existing goodwill for impairment at least annually and more frequently if circumstances require. The Company tested the goodwill for impairment in the third quarter of fiscal year 2007, resulting in no impairment being recorded. As of June 29, 2008 and December 30, 2007, the Company had $13.3 million of goodwill.
The identifiable intangible assets of the Company represent acquired customer relationships and internally developed software. The acquired customer relationships have a gross carrying value of $28.5 million and accumulated amortization of $24.0 million and $22.8 million as of June 29, 2008 and December 30 2007, respectively. The internally developed software has a gross carrying value of $0.4 million as of June 29, 2008 and December 30, 2007 and accumulated amortization of $0.2 million and $0.1 million as of June 29, 2008 and December 30, 2007, respectively. Under the provisions of SFAS No. 142, the Company amortizes intangible assets with definite lives over their estimated useful lives. The Company evaluates the remaining useful life of its acquired customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. The internally developed software intangible assets are amortized on a straight-line basis over an expected period of benefit of 3 to 5 years. Total amortization expense related to intangible assets was $0.6 million for each of the thirteen weeks ended June 29, 2008 and July 1, 2007, and $1.2 million for each of the twenty-six weeks ended June 29, 2008 and July 1, 2007. Annual amortization expense is expected to be $2.4 million for fiscal years 2008 and 2009, $1.0 million in fiscal year 2010 and less than $1.0 million in each of fiscal years 2011 and 2012.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
5. Accounting for Stock-Based Compensation
At June 29, 2008, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 1.8 million shares are available for future grants at June 29, 2008.
Total stock-based compensation expense was $0.1 million and $0.5 million for the thirteen weeks ended June 29, 2008 and July 1, 2007, respectively. For the twenty-six weeks ended June 29, 2008 and July 1, 2007, total stock-based compensation expense was $0.8 million and $0.9 million, respectively. As of June 29, 2008, there was $1.7 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately 4 years.
A summary of the Company’s non-vested common share grant activity during the twenty-six weeks ended June 29, 2008 is presented below:

Number of Shares
Outstanding on December 30, 2007	366,758
Granted	50,000
Exercised	(298,199)
Forfeited	(50,000)
Expired	—

Outstanding on June 29, 2008	68,559

During the thirteen weeks ended June 29, 2008, the Company did not award any non-vested common shares to employees. During the thirteen weeks ended July 1, 2007, the Company awarded 6,000 non-vested common shares to employees at a weighted average value per share of $3.42. During the twenty-six weeks ended June 29, 2008 and July 1 2007, respectively, the Company awarded 50,000 and 106,000 non-vested common shares to employees at a weighted average value per share of $1.10 and $4.48, respectively. The majority of the non-vested common shares vest two years from the grant date.
A summary of the Company’s stock option grant activity during the twenty-six weeks ended June 29, 2008 is presented below:

			Weighted Average
	Number of	Grant Price	Exercise Price Per	Aggregate
	Options	Range Per Share	Share	Intrinsic Value
Outstanding on December 30, 2007	6,495,396	$0.85 – $11.63	$2.22
Granted	2,545,063	0.79 – 1.21	1.03
Exercised	(140,250)	0.88 – 1.21	0.93
Forfeited	(734,501)	0.85 – 4.60	1.53
Expired	(572,131)	1.35 – 11.56	3.32

Outstanding on June 29, 2008	7,593,577	$0.79 – $11.63	$1.82	$1,220

Exercisable on June 29, 2008	4,199,683	$0.85 – $11.63	$2.15	$441

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
6. Comprehensive Income (Loss)
Comprehensive income (loss) for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively, is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net income (loss)	$(63)	$(5,436)	$(4,091)	$9,779
Foreign currency translation adjustment	(701)	352	(753)	519
Unrealized loss on forward contracts	(1,526)	—	(2,262)	—

Total comprehensive income (loss)	$(2,290)	$(5,084)	$(7,106)	$10,298

The foreign currency translation adjustment relates to the impact of a change in exchange rates on net assets located outside of the United States.
As of June 29, 2008, forward contracts to purchase 929 million Philippine pesos at a US dollar notional of $21.7 million were outstanding. The net loss recognized in earnings on settled forward contracts was $0.1 million for the thirteen weeks ended June 29, 2008 and the net gain recognized in earnings on settled forward contracts was $0.3 million for the twenty-six weeks ended June 29, 2008. The gain and loss on settled forward contracts is recorded as a component of cost of services. Unrealized loss in value of the outstanding forward contracts was $1.5 million and was recorded in other liabilities as of June 29, 2008. The unrealized loss will be recognized in earnings over the next 12 months as cash flows related to the intercompany payable are effectively settled.
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
8. Debt
As of December 30, 2007, the Company was party to two separate loan agreements: (i) a Second Restated Credit Agreement with LaSalle Bank National Association (LaSalle), as agent, as amended, and (ii) a Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (Atalaya), as amended. The loan agreements provided the Company with a $27.5 million revolving loan facility which expired in October 2010 (Revolving Loan Facility) and a $15.0 million term loan which matured in January 2011 (Term Loan). For additional information regarding the loan agreements, as amended, see Note 9 of the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 and the Company’s subsequent filing on Form 10-Q for the fiscal quarter ended March 30, 2008.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Interest rates on the Company’s borrowings under the Revolving Loan Facility with LaSalle during the period ended May 5, 2008 ranged from 5.25% to 7.5%. Interest rates on the Company’s borrowings under the Term Loan with Atalaya during the period ended May 5, 2008 ranged from 13.5% to 14.0%.
On May 5, 2008, the Company entered into a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides the Company with a $40.0 million revolving loan facility which expires in May 2011. Borrowings under the Revolving Loan Agreement were used to repay in full the Company’s Revolving Loan Facility and Term Loan.
The Company’s ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from its clients. The Revolving Loan Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Revolving Loan Agreement prohibit (with limited exceptions) the Company from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments.
Borrowings under the Revolving Loan Agreement incur a floating interest rate based on the London Interbank Offered Rate or LIBOR index rate or an alternate base rate which approximates the prime rate defined in the Revolving Loan Agreement. The Revolving Loan Agreement is secured principally by a grant of a first priority security interest in all of the Company’s personal property, including its accounts receivable. In addition, the Company pays a commitment fee on the unused portion of the Revolving Loan Agreement as well as fees on outstanding letters of credit.
In addition to borrowing against its eligible receivables, the Company may borrow an additional $9.0 million which is supported by a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, the Company’s chairman and principal shareholder. The face amount of the Credit Enhancement Letter of Credit may be reduced or entirely released by PNC under certain circumstances after PNC receives the Company’s audited financial statements for the fiscal year ended December 28, 2008, and if the Company achieves certain financial ratios and EBITDA and meets certain minimum availability thresholds under the Revolving Loan Agreement.
In connection with the issuance of the Credit Enhancement Letter of Credit, the Company and TCS entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement). Under the terms of the Reimbursement Agreement, the Company paid $0.2 million in fees to TCS which are being amortized over the term of the Credit Enhancement Letter of Credit. Additionally, the Company pays TCS for providing the Credit Enhancement Letter of Credit an amount which varies depending on the amount of borrowings under the Revolving Loan Agreement. PNC is entitled to draw on the Credit Enhancement Letter of Credit under certain circumstances. In such event, the Company is obligated to reimburse TCS for the total amount so drawn. Any unpaid reimbursement amounts due under the Reimbursement Agreement incur interest at floating interest rate based on the LIBOR index rate. The Company’s obligations under the Reimbursement Agreement are secured principally by a grant of a second priority security interest in all of the Company’s personal property, including accounts receivable. The Reimbursement Agreement also contains covenants substantially identical to the covenants contained in the Revolving Loan Agreement.
On June 26, 2008, the Company entered into an amendment (the Amendment) to the Revolving Loan Agreement in connection with the syndication of that facility. Pursuant to the terms of the Amendment, the Company and PNC agreed to amend the definitions of applicable margin, obligations, and unbilled eligible receivables.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Borrowings under the Revolving Loan Agreement totaled $17.7 million as of June 29, 2008. Interest rates on the Company’s borrowings from May 6, 2008 through June 29, 2008 ranged from 4.98% to 5.5% under the Revolving Loan Agreement and the Credit Enhancement Letter of Credit. The Company had $11.0 million of unused borrowing capacity under the Revolving Loan Agreement as of June 29, 2008. The Company was in compliance with its financial covenants as of June 29, 2008.
The Company expects that its cash balances, cash flow from operations and available borrowings under its Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. The Company’s cash flow is significantly impacted by its ability to collect its clients’ accounts receivable on a timely basis. To the extent that the Company’s business with a single client or small group of clients represents a more significant portion of its revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations. A significant change in operating cash flow or a failure to achieve or sustain profitability could have a material adverse effect on the Company’s liquidity and its ability to comply with the covenants in its Revolving Loan Agreement. In addition, the Company’s failure to adhere to the financial and other covenants could give rise to a default under the Revolving Loan Agreement which would have a material adverse effect on the Company’s liquidity and financial condition. There can be no assurances that the Company will be able to meet the financial and other covenants in its Revolving Loan Agreement.
9. Restructuring and Other Charges
Restructuring and other charges were $0.4 million and $2.8 million for the thirteen weeks and twenty-six weeks ended June 29, 2008, respectively and were primarily related to severance charges resulting from the elimination of operational and administrative positions and changes in the senior executive team, partially offset by adjustments to the 2007 restructuring initiatives and the 2005 restructuring initiatives. Restructuring and other charges were $1.6 million for the thirteen and twenty-six weeks ended July 1, 2007.
Other Severance Charges
In January 2008, Robert Keller, the Company’s President and CEO, announced his intention to retire. Additionally, in March 2008, the Company effectively restructured operations resulting in the elimination of approximately 100 operational and administrative positions throughout the company. Charges of $2.3 million related to these events were recorded in the first quarter of 2008. In May 2008, the Company announced its intent to further reduce approximately 30 operational and administrative positions throughout the remainder of 2008 resulting in severance charges of $0.5 million for the thirteen weeks ended June 29, 2008. Severance charges and retirement obligations of $2.8 million related to these events were recorded during the twenty-six weeks ended June 29, 2008. Cash payments totaling $1.0 million have been made through June 29, 2008 and remaining cash payments of $1.8 million are payable through 2010.
2007 Restructuring Initiatives
In May 2007, the Company approved a plan to restructure certain operations during the second quarter of 2007. The plan, which included downsizing space in its Tucson, Arizona customer care center and eliminating certain administrative and operations positions within the Company, resulted in restructuring charges of $1.2 million for the thirteen weeks ended July 1, 2007. These charges included $0.6 million in lease termination and other costs and $0.6 million in severance costs related to the elimination of five positions.
During the thirteen weeks ended June 29, 2008, the Company recorded $0.2 million of additional restructuring costs as a result of delays in subletting space in its Tucson, Arizona customer care center.
Cash payments totaling $1.2 million related to 2007 restructuring initiatives have been made through June 29, 2008, $0.5 million of which occurred during the first half of fiscal 2008. Remaining cash payments of $0.3 million, primarily related to severance costs and lease termination costs, are payable through 2009.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
2006 Restructuring Initiatives
The 2006 restructuring initiatives resulted from the closure of four customer care centers with approximately 960 workstations. Cash payments totaling $1.8 million related to the 2006 restructuring initiative have been made through June 29, 2008. Remaining cash payments of less than $0.1 million, related to real estate taxes, are payable through 2008.
2005 Restructuring Initiatives
The July 2005 restructuring initiative included costs associated with the reduction of the Company’s corporate office space in Deerfield, Illinois and the closure of seven additional customer care centers. During the thirteen weeks ended June 29, 2008, the Company reversed $0.2 million of restructuring costs associated with the 2005 restructuring charge as a result of early termination on a portion of its leasehold agreement.
Cash payments totaling $7.4 million relating to the July 2005 restructuring initiative have been paid through June 29, 2008, $0.7 million of which occurred during the first half of fiscal 2008. Remaining cash payments of $0.3 million, primarily related to lease termination costs, are payable in fiscal year 2008.
Following is a summary of the activity for the twenty-six weeks ended June 29, 2008 in current and long-term reserves established in connection with the Company’s restructuring initiatives:

	December 30,	Charges	Asset	Cash
	2007	(Reversals)	Write-off	Payments	June 29, 2008
2005 restructuring initiatives:
Lease obligations and other costs	$1,123	$(173)	$—	$(694)	$256
2006 restructuring initiatives:
Lease obligations and other costs	29	—	—	—	29
2007 restructuring initiatives:
Employee severance costs	333	(1)	—	(203)	129
Lease obligations and other costs	286	154	—	(262)	178

Total	$1,771	$(20)	$—	$(1,159)	$592

10. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company records a reserve for tax contingencies unless it believes it is more likely than not that the deductions giving rise to these contingencies will be sustained if challenged by taxing authorities. Tax contingencies are not material to the financial statements.
As of June 29, 2008, the Company is in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred from the exited outbound customer acquisition business. Due to the uncertainty in the Company’s ability to realize the benefit of its net deferred tax assets a valuation allowance of $39.9 million is recorded as of June 29, 2008. The valuation allowance reported at December 30, 2007 was $37.5 million.

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
The tax benefit associated with the loss before income taxes incurred for the thirteen weeks ended June 29, 2008 of less than $0.1 million and the related deferred tax asset were offset with a corresponding valuation allowance. This results in a zero effective income tax rate for the thirteen weeks ended June 29, 2008. The effective tax rate for the thirteen weeks ended July 1, 2007 was also zero.
The tax benefit associated with the loss before income taxes incurred for the twenty-six weeks ended June 29, 2008 of $1.6 million and the related deferred tax asset were offset with a corresponding valuation allowance. This results in a zero effective income tax rate for the twenty-six weeks ended June 29, 2008. A tax benefit of $2.9 million and a related deferred tax asset associated with the pre-tax loss incurred for the twenty-six weeks ended July 1, 2007 were offset with a corresponding valuation allowance. This results in a zero effective income tax rate for the twenty-six weeks ended July 1, 2007, excluding the impact of the reversal of the reserve for ITI.
The Company’s net operating loss carry forwards expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2024	$14,355
2025	13,901
2026	9,046
2027	12,588
2028	4,885

$54,775

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
11. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The impact of any potentially dilutive securities is excluded from the computation for the thirteen weeks ended June 29, 2008 and July 1, 2007 and the twenty-six weeks ended June 29, 2008 as the Company recorded a net loss for these periods. The following table sets forth the computation of basic and diluted earnings per share for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(In thousands, except earnings per share)

Net income (loss)	$(63)	$(5,436)	$(4,091)	$9,779

Shares used in basic per share calculation	50,393	49,731	50,307	49,632
Effects of dilutive securities:
Stock options	—	—	—	1,198
Non-vested stock	—	—	—	411

Shares used in diluted per share calculation	50,393	49,731	50,307	51,241

Net income (loss) per share:
Basic	$(0.00)	$(0.11)	$(0.08)	$0.20

Diluted	$(0.00)	$(0.11)	$(0.08)	$0.19

12. Fair Value Measurements
The Company adopted SFAS 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities which becomes effective December 29, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on the Company’s own assumptions.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 29, 2008:

	Fair Value Measurements at June 29, 2008 Using
	Level 1	Level 2	Level 3

Cash and cash equivalents(1)	$1,633	$—	$—

Foreign currency contracts, net liability(2)	$—	$1,450	$—

Notes to Fair Value Measurements
(1)	Cash and cash equivalents: The carrying amount of these items approximates fair value at period end.

(2)
Foreign currency contracts: The carrying amount of these items is based on valuations provided by the counter-party institution, but there are no guaranteed selling prices for these forward currency contracts.

13. Subsequent Events
On July 21, 2008 a retail client of the Company’s executed an assignment for the benefit of creditors to a trustee. The trustee is pursuing a sale of the company or its assets to a third party buyer. The client represents approximately $4 million in annual revenue to the Company and has outstanding accounts receivable of approximately $1 million as of June 29, 2008. The Company has a reserve of approximately $0.4 million against this receivable which it believes is adequate.
The Company provides all of this client’s customer service and back office processing, as well as the related information technology. Based upon discussions the Company has had with the trustee and with potential buyers of this client’s business, it believes that the business will continue to operate and that it will continue to provide these services necessary to the client’s operation. If the business is not successfully sold as a going concern, or if the Company is unable to come to terms to provide services with the buyer, it may adversely impact the Company’s ability to recover the balance of this receivable, as well as its ability to realize future revenues from this business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report and our audited consolidated financial statements which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Our management’s discussion and analysis contains “forward-looking statements”. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events and are subject to known and unknown risks and uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. See “Forward Looking Statements and Factors That May Affect Future Results” on page 3 of this Quarterly Report on Form 10-Q.
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment and financial services industries. As part of our strategy, we have targeted primarily high growth business segments, each with critical customer care needs and businesses with unique opportunities for outsourced customer care. We seek opportunities with reliable revenue streams and clients that want to work with a quality provider.
Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, off-shore, and client-owned locations. As of June 29, 2008 and July 1, 2007, we operated nine customer care centers in the United States, two of which are client-owned facilities, and three off-shore customer care centers in the Philippines. As of June 29, 2008, our domestic operations consisted of approximately 4,700 workstations and our off-shore operations consisted of approximately 3,300 workstations. This compares to approximately 4,500 domestic workstations and approximately 2,300 off-shore workstations as of July 1, 2007. We completed the construction of our third customer care center in the Philippines in the first quarter of 2007 and added nearly 1,000 production seats in our off-shore facilities in the second half of 2007. In May 2007, we added over 675 seats domestically when we began managing a second facility for UPS in Tampa, Florida.
Our high level growth strategy is to maximize the contribution of our existing capacity, diversify our client base and expand our service offerings. We believe we are well positioned to continue to improve our margins and realize the long-term potential of our business.
In February 2008, Michael P. Marrow was appointed our new President and Chief Executive Officer. For 2008, our focus is on improving our financial performance by reducing costs and improving efficiencies and on enhancing our quality and service delivery. Under Mr. Marrow’s leadership, we began to take steps to further these objectives. During the 2008 second quarter, we restructured operations resulting in the reduction of overhead costs and headcount, refinanced our debt, and took steps to improve our operating efficiencies. We began to see an immediate impact from these and other cost savings initiatives resulting in a gross profit margin of 17.7% for the thirteen weeks ended June 29, 2008. This compares to a gross profit margin of 7.6% during the comparable prior year period and 12.2% for the thirteen weeks ended March 30, 2008.

On June 12, 2008, our Cedar Rapids, Iowa facility was impacted by unprecedented flooding in the area. Working hand in hand with our clients, we immediately implemented our business continuity plans and temporarily relocated our Cedar Rapids customer care center and data center resulting in minimal disruption to most of our affected clients and employees. We incurred operating expenses of $0.2 million related to the Cedar Rapids flooding during the thirteen weeks ended June 29, 2008 which have been fully offset by insurance recoveries. Operating expenses of approximately $0.3 million have been incurred subsequently. We estimate the gross margin impact from lost revenue to be approximately $1.0 million. We maintain property damage and business interruption insurance, the proceeds of which will be recorded upon final settlement. We do not believe the ultimate resolution of these events will be material to our financial position or business operations.
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

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively. Certain additional components of net revenue and cost of services have been included as we believe they would enhance an understanding of our results of operations. All amounts in the table below are presented in thousands.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29,	July 1,	Fav (Unfav)	June 29,	July 1,	Fav (Unfav)
	2008	2007	% Change	2008	2007	% Change
Net Revenue:
Domestic	$45,117	$43,739	3.2%	$93,862	$86,066	9.1%
Off-shore	15,593	10,080	54.7	30,365	20,137	50.8

Total net revenue	60,710	53,819	12.8	124,227	106,203	17.0

Cost of Services:
Direct labor	34,449	32,701	(5.3)	71,979	62,322	(15.5)
Other facility expenses	15,529	17,028	8.8	33,745	33,474	(0.8)

Total cost of services	49,978	49,729	(0.5)	105,724	95,796	(10.4)

Percentage of revenue	82.3%	92.4%	—	85.1%	90.2%	—

Gross profit	10,732	4,090	162.4	18,503	10,407	77.8
Gross profit margin	17.7%	7.6%	—	14.9%	9.8%	—

Operating Expenses:
Selling, general & administrative expenses	7,827	7,187	(8.9)	16,395	15,080	(8.7)
Restructuring and other charges	437	1,559	72.0	2,778	1,557	(78.4)

Total operating expenses .	8,264	8,746	5.5	19,173	16,637	(15.2)

Operating income (loss)	2,468	(4,656)	153.0	(670)	(6,230)	89.2
Other income	(142)	(44)	222.7	(174)	(91)	91.2
Interest expense	2,673	812	(229.2)	3,595	1,650	(117.9)

Loss before income taxes	(63)	(5,424)	98.8	(4,091)	(7,789)	47.5
Income tax benefit	—	12	*	—	(17,568)	*

Net income (loss)	$(63)	$(5,436)	98.8	$(4,091)	$9,779	(141.8)

*	Means that the percentage change is not meaningful
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements presented in accordance with GAAP, we use the following measures defined as non-GAAP financial measures: EBITDA and free cash flow. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP or as a measure of liquidity. The items excluded from these non-GAAP financial measures are significant components of our financial statements and must be considered in performing a comprehensive analysis of our overall financial results.
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
We believe that these non-GAAP financial measures are useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision making. In addition, we believe investors, analysts and lenders benefit from referring to these non-GAAP financial measures when assessing our performance and expectations of our future performance. However, this information should not be used as a substitute for our GAAP financial information; rather it should be used in conjunction with financial statement information contained in our condensed consolidated financial statements presented in accordance with GAAP.
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

	Thirteen Weeks Ended (1)			Twenty-Six Weeks Ended
	June 29,	July 1,	Fav (Unfav)	June 29,	July 1,	Fav (Unfav)
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands except statistical data and notes)
EBITDA (2)	$5,561	$(1,079)	615.4%	$5,926	$618	858.9%
Free cash flow (3)	3,533	(5,035)	170.2	3,140	(6,415)	148.9

Statistical information:
Number of customer care centers:
Domestic	9	9		9	9
Off-shore	3	3		3	3

Total	12	12		12	12

Number of workstations, end of period:
Domestic	4,655	4,504		4,655	4,504
Off-shore	3,259	2,338		3,259	2,338

Total	7,914	6,842		7,914	6,842

Notes to Non-GAAP Financial Measures

(1)	We operate on a thirteen week fiscal quarter that ends on the Sunday closest to June 30.

(2)	We define EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation and amortization, and interest expense.

EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income (loss)	$(63)	$(5,436)	$(4,091)	$9,779

Interest expense	2,673	812	3,595	1,650
Income tax provision (benefit)	—	12	—	(17,568)
Depreciation and amortization	2,951	3,533	6,422	6,757

EBITDA	$5,561	$(1,079)	$5,926	$618

(3)	We define free cash flow as EBITDA less capital expenditures.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(Dollars in thousands)
EBITDA	$5,561	$(1,079)	$5,926	$618
Capital expenditures	(2,232)	(3,956)	(3,665)	(7,033)
Leasehold improvements funded by landlord	204	—	879	—

Free Cash Flow	$3,533	$(5,035)	$3,140	$(6,415)

Free cash flow can be reconciled to the net cash provided by (used in) operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(Dollars in thousands)
Net cash provided by operating activities	$5,611	$8,558	$13,301	$6,697

Purchase of property and equipment	(2,028)	(3,956)	(2,786)	(7,033)
Income tax provision (benefit)	—	12	—	(17,568)
Interest expense	2,673	812	3,595	1,650
Amortized gain on sale leaseback	31	49	63	94
Gain (loss) on sale of property and equipment	1	(51)	1	(53)
Income taxes payable	—	—	—	17,580
Changes in operating assets and liabilities	(2,671)	(9,900)	(10,190)	(6,829)
Stock compensation expense	(84)	(544)	(844)	(940)
Non-cash restructuring charges	—	(15)	—	(13)

Free Cash Flow	$3,533	$(5,035)	$3,140	$(6,415)

Comparison of Results of Operations for the Thirteen Weeks Ended June 29, 2008 and July 1, 2007
Net revenue was $60.7 million for the thirteen weeks ended June 29, 2008, a $6.9 million, or 12.8% increase from $53.8 million for the thirteen weeks ended July 1, 2007. Domestic revenue increased by $1.4 million or 3.2%, driven primarily by increased volume of $1.9 million and $1.7 million from our telecommunications and business services verticals, respectively, partially offset by a $1.4 million decline in volume in our financial services vertical. Off-shore revenue increased by $5.5 million, or 54.7%, due to increased volume in our healthcare and publishing verticals of $2.9 million and $1.8 million, respectively.
Cost of services was $50.0 million for the thirteen weeks ended June 29, 2008, as compared to $49.7 million for the thirteen weeks ended July 1, 2007. Direct labor increased $1.7 million, or 5.3%, primarily driven by higher volume off-shore. Facility costs decreased $1.5 million, or 8.8%, due primarily to a $0.9 million decrease associated with the 2007 downsizing of our Tucson, Arizona and Corpus Christi, Texas customer care centers and a $0.8 million decrease associated with cost savings initiatives, offset by a $0.5 million increase in off-shore facility costs due to the expansion of our third Philippine customer care center. As a percentage of revenue, cost of services decreased to 82.3% for the thirteen weeks ended June 29, 2008, from 92.4% for the thirteen weeks ended July 1, 2007, primarily driven by cost savings initiatives.
Gross profit increased $6.6 million, or 162.4%, to $10.7 million for the thirteen weeks ended June 29, 2008, as compared to $4.1 million for the thirteen weeks ended July 1, 2007. The improvement was primarily the result of the reduction of costs of services and increased volume. Gross profit margin increased to 17.7% for the thirteen weeks ended June 29, 2008, as compared to 7.6% for the thirteen weeks ended July 1, 2007 primarily as a result of the reduction in cost of services as a percentage of revenue.
Selling, general and administrative expenses were $7.8 million for the thirteen weeks ended June 29, 2008, as compared to $7.2 million for the thirteen weeks ended July 1, 2007. The $0.6 million increase is primarily due to a $1.3 million increase in compensation and benefits for incentive compensation, partially offset by lower salaries and wages and lower stock compensation expense.
Restructuring and other charges were $0.4 million for the thirteen weeks ended June 29, 2008, primarily related to severance charges resulting from changes in our executive team and further reductions in our operational and administrative headcount. Restructuring and other charges of $1.6 million for the thirteen weeks ended July 1, 2007 included $1.2 million related to the restructuring of certain operations during the second quarter of 2007 and an additional $0.4 million in restructuring charges primarily related to our July 2005 restructuring plan. For more information regarding restructuring and other charges, see Note 9 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating income was $2.5 million for the thirteen weeks ended June 29, 2008, as compared to an operating loss of $4.7 million for the thirteen weeks ended July 1, 2007. The $7.2 million improvement is the result of increased gross profit of $6.6 million and lower restructuring and other charges of $1.2 million, partially offset by increased selling, general and administrative expenses of $0.6 million.
Net interest expense was $2.7 million for the thirteen weeks ended June 29, 2008, an increase of $1.9 million from $0.8 million for the thirteen weeks ended July 1, 2007 driven by the acceleration of deferred financing charges and prepayment fees of $1.8 million due to the early repayment in May 2008 of our loan facilities with LaSalle Bank National Association (LaSalle) and Atalaya Funding II, L.P. (Atalaya).

EBITDA increased $6.6 million to $5.6 million for the thirteen weeks ended June 29, 2008 from a negative $1.1 million for the thirteen weeks ended July 1, 2007, as a result of the increase in gross profit. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The tax benefit associated with the loss before income taxes incurred for the thirteen weeks ended June 29, 2008 of less than $0.1 million and the related deferred tax asset were offset with a corresponding valuation allowance. This resulted in a zero effective income tax rate for the thirteen weeks ended June 29, 2008. The effective tax rate for the thirteen weeks ended July 1, 2007 was also zero.
We recorded a net loss of $0.1 million for the thirteen weeks ended June 29, 2008, as compared to net loss of $5.4 million for the thirteen weeks ended July 1, 2007. The improvement is driven largely by a $6.6 million improvement in gross profit and lower restructuring and other charges, partially offset by higher selling general and administrative expenses and increased interest expense.
Comparison of Results of Operations for the Twenty-six Weeks Ended June 29, 2008 and July 1, 2007
Net revenue was $124.2 million for the twenty-six weeks ended June 29, 2008, an $18.0 million, or 17.0% increase from $106.2 million for the twenty-six weeks ended July 1, 2007. Domestic revenue increased by $7.8 million or 9.1%, driven primarily by increased volume of $8.9 million and $2.3 million from our business services and telecommunications verticals, respectively, partially offset by a $3.0 million decline in volume in our financial services vertical. Off-shore revenue increased by $10.2 million, or 50.8%, due to increased volume in our healthcare and publishing verticals of $7.3 million and $3.2 million, respectively.
Cost of services increased $9.9 million, or 10.4%, from $95.8 million for the twenty-six weeks ended July 1, 2007 to $105.7 million for the twenty-six weeks ended June 29, 2008. Direct labor increased $9.7 million, or 15.5%, primarily driven by increased volume, partially offset by improved utilization domestically. Facility costs increased $0.3 million, due primarily to a $2.1 million increase in off-shore facility costs driven by the expansion of our third Philippine customer care center, offset by a $1.8 million decrease associated with the 2007 downsizing of two customer care centers. As a percentage of revenue, cost of services decreased to 85.1% for the twenty-six weeks ended June 29, 2008, from 90.2% for the twenty-six weeks ended July 1, 2007, primarily driven by cost savings initiatives.
Gross profit increased $8.1 million, or 77.8%, from $10.4 million for the twenty-six weeks ended July 1, 2007 to $18.5 million for the twenty-six weeks ended June 29, 2008. The improvement was the result of incremental gross profit from higher off-shore volume, increased gross profit contribution from our business services vertical and cost savings associated with the downsizing of two customer care centers in the second quarter of 2007. Gross profit margin increased to 14.9% for the twenty-six weeks ended June 29, 2008, as compared to 9.8% for the twenty-six weeks ended July 1, 2007 primarily as a result of the reduction in cost of services as a percentage of revenue.
Selling, general and administrative expenses were $16.4 million for the twenty-six weeks ended June 29, 2008, as compared to $15.1 million for the twenty-six weeks ended July 1, 2007. The $1.3 million increase is primarily due to a $1.5 million increase in compensation and benefits for incentive compensation and increased recruiting fees of $0.3 million partially offset by lower salaries and wages and lower stock compensation expense.

Restructuring and other charges were $2.8 million for the twenty-six weeks ended June 29, 2008, as compared to $1.6 million for the twenty-six weeks ended July 1, 2007. During the twenty-six weeks ended June 29, 2008, we recorded severance charges of $2.8 million resulting from the accrual of severance payment obligations of $1.1 million to Robert Keller, our former CEO, upon his retirement, the elimination of approximately 130 operations and administrative positions and changes in our executive team. Restructuring and other charges of $1.6 million for the twenty-six weeks ended July 1, 2007 included $1.2 million related to the restructuring of certain operations during the second quarter of 2007 and an additional $0.4 million in restructuring charges primarily related to our July 2005 restructuring plan. For more information regarding restructuring and other charges, see Note 9 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating loss was $0.7 million for the twenty-six weeks ended June 29, 2008, as compared to $6.2 million for the twenty-six weeks ended July 1, 2007. The $5.5 million improvement was the result of an $8.1 million increase in gross profit, partially offset by a $1.3 million increase in selling, general and administrative expenses and a $1.2 million increase in restructuring and other charges.
Net interest expense was $3.6 million for the twenty-six weeks ended June 29, 2008, an increase of $1.9 million from $1.7 million for the twenty-six weeks ended July 1, 2007 driven by the acceleration of deferred financing charges and prepayment fees of $1.8 million due to the early repayment in May 2008 of our loan facilities with LaSalle and Atalaya.
EBITDA increased $5.3 million to $5.9 million for the twenty-six weeks ended June 29, 2008 from $0.6 million for the twenty-six weeks ended July 1, 2007, driven by improved gross profit of $8.1 million, partially offset by increased selling, general and administrative costs of $1.3 million and increased restructuring and other charges of $1.2 million. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The tax benefit associated with the loss before income taxes incurred for the twenty-six weeks ended June 29, 2008 of $1.6 million and the related deferred tax asset were offset with a corresponding valuation allowance. This resulted in a zero effective income tax rate for the twenty-six weeks ended June 29, 2008. The effective tax rate for the twenty-six weeks ended July 1, 2007 was also zero. Our 2007 results reflect a $17.6 million income tax benefit resulting from the favorable resolution of our IRS appeal. For more information regarding the IRS appeal, see Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
We recorded a net loss of $4.1 million for the twenty-six weeks ended June 29, 2008, as compared to net income of $9.8 million for the twenty-six weeks ended July 1, 2007. The $13.9 million reduction in net income was largely the result of the previously mentioned $17.6 million tax benefit recorded in 2007, increased selling, general and administrative expenses, higher restructuring and other charges and the $1.9 million increase in 2008 interest expense, partially offset by the $8.1 million improvement in gross profit for the twenty-six weeks ended June 29, 2008.
Liquidity and Capital Resources
The following table sets forth our condensed consolidated statements of cash flow data for the twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively.

	Twenty-Six Weeks Ended
	June 29,	July 1,
	2008	2007
	(Dollars in thousands)
Net cash provided by operating activities	$13,301	$6,697
Net cash used in investing activities	(2,778)	(7,018)
Net cash used in financing activities	(8,267)	(508)
Effect of exchange rate changes on cash	(2,049)	(38)

Net increase (decrease) in cash and cash equivalents	$207	$(867)

Operating Activities
Net cash provided by operating activities increased $6.6 million for the twenty-six weeks ended June 29, 2008, as compared to the twenty-six weeks ended July 1, 2007. The improvement is due primarily to the improvement in gross profit and increases in operating liabilities related to accrued severance and accrued incentive compensation, partially offset by increases in interest expense, selling, general and administrative expenses and restructuring and other charges.
Investing Activities
Net cash used in investing activities was $2.8 million for the twenty-six weeks ended June 29, 2008, as compared to $7.0 million for the twenty-six weeks ended July 1, 2007. Spending for the twenty-six weeks ended June 29, 2008 primarily consisted of $1.3 million in continued investment in information technology equipment, $1.0 million for the build-out of our Davenport, Iowa customer care center, net of funding from the landlord, and $0.5 million in capital expenditures related to our third customer care center in the Philippines.
Spending for the twenty-six weeks ended July 1, 2007 primarily included capital expenditures associated with the build out of our third customer care center in the Philippines.
Financing Activities
Net cash used in financing activities was $8.3 million for the twenty-six weeks ended June 29, 2008, as compared to $0.5 million for the twenty-six weeks ended July 1, 2007. The increase in 2008 is the result of net payments of $14.0 million and $12.3 million as repayment in full of our outstanding term loan with Atalaya and our revolving loan facility with LaSalle, respectively, partially offset by net borrowings of $17.7 million under our new Revolving Loan Agreement with PNC Bank National Association (PNC) and $0.3 million cash received from the exercise of stock options.
Net cash used in financing activities for the twenty-six weeks ended July 1, 2007 included payments of $11.1 million against the Revolving Loan Facility offset by borrowings of $10.0 million under the Term Loan and $0.6 million in cash received from the exercise of stock options.
Bank Financing
During a portion of the twenty-six weeks ended June 29, 2008, we were party to two separate loan agreements which provided us with a $27.5 million revolving loan facility which expired in October 2010 (Revolving Loan Facility) and a $15.0 million term loan which matured in January 2011 (Term Loan). Our ability to borrow under the Revolving Loan Facility depended on the amount of eligible accounts receivable from our clients and there were limitations on the concentration of these accounts with a single client. In addition, our lender retained certain reserves against otherwise available borrowing capacity. These loan agreements required us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, permit liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.
On May 5, 2008, we entered into a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC, as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides us with a $40.0 million revolving loan facility which expires in May 2011. Borrowings under the Revolving Loan Agreement were used to repay in full our Revolving Loan Facility and Term Loan.

Our ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from our clients. In addition to borrowing against our eligible receivables, we may borrow an additional $9.0 million which is supported by a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, our chairman and principal shareholder. In connection with the issuance of the Credit Enhancement Letter of Credit, we and TCS entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement). For additional information regarding the Revolving Loan Agreement and the Reimbursement Agreement, see Note 8 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Borrowings under the Revolving Loan Agreement with PNC totaled $17.7 million as of June 29, 2008. We had $11.0 million of unused borrowing capacity under the Revolving Loan Agreement as of June 29, 2008. We were in compliance with our financial covenants as of June 29, 2008.
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
Free Cash Flow
Free cash flow improved by $9.5 million to a positive $3.1 million for the twenty-six weeks ended June 29, 2008 from a negative $6.4 million for the twenty-six weeks ended July 1, 2007, as a result of the $5.3 million increase in EBITDA and a $4.2 million decline in net capital expenditures. More information concerning this non-GAAP financial measure including the definition of free cash flow and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. Our Revolving Loan Agreement and Credit Enhancement Letter of Credit bear interest at floating rates, subjecting us to interest rate risk. To date, the impact from interest rate fluctuations has not been material. The impact from foreign currency exchange rates has become significant due to the appreciation of the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations in the Philippines. We had not used derivatives to manage this risk prior to September 30, 2007. In October 2007, we commenced a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the US operations to the Philippines representing the Philippines share of revenue. As of June 29, 2008, forward contracts to purchase 929 million Philippine pesos at a US dollar notional amount of $21.7 million were outstanding.
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
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1A. Risk Factors
For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008. There have been no material changes to these risk factors since the filing of our Quarterly Form 10-Q for the fiscal quarter ended March 30, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of the Company was held on June 6, 2008.

(b)	The name of each director elected at the Annual Meeting of Shareholders is set forth under (c) below.

(c)	Set forth below is the tabulation of the votes for each nominee for election as a director of the Company. All votes against nominees were recorded by the inspector of election as withheld.

		Withhold Authority
Name	For	(including broker non-vote)
Cindy K. Andreotti	46,167,890	2,831,019
John C. Kraft	46,208,100	2,790,809
Michael P. Marrow	48,799,414	199,495
Bhaskar Menon	46,227,830	2,771,079
John J. Park	46,182,930	2,815,979
Theodore G. Schwartz	48,472,702	526,207
Samuel K. Skinner	46,505,630	2,493,279
John L. Workman	46,551,331	2,447,578
Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc. and Subsidiaries
Date: August 4, 2008	By:	/s/ Michael P. Marrow
Michael P. Marrow
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2008	By:	/s/ Andrew B. Szafran
Andrew B. Szafran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2008	By:	/s/ Joseph R. Doolan
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