Form 10-Q
period 2008-09-28
APAC CUSTOMER SERVICE INC
filed 2008-11-05
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 28, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition Period From                      to
Commission file number: 0-26786
APAC Customer Services, Inc.
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-2777140 (I.R.S. Employer Identification No.)
Bannockburn Lake Office Plaza 1, 2333 Waukegan Road, Suite 100, Bannockburn, Illinois 60015
(847) 374-4980
(Address and zip code of principal executive offices and registrant’s telephone number, including area code)
Six Parkway North, Deerfield, Illinois 60015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer* ☐ (*Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 50,603,312 common shares, $0.01 par value per share, outstanding as of September 28, 2008.

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
There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by our forward-looking statements including, but not limited to, the following:
•	Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.

•	Our financial results depend on our ability to effectively manage our production capacity and our workforce.

•	Our success is subject to the terms of our client contracts.

•	Our success depends on our ability to sustain profitability.

•	Our success depends on our ability to continue to reduce costs and achieve efficiencies.

•	Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants and funding requirements under our credit facility.

•	Our principal shareholder can exercise significant control over us.

•	Our financial results may be affected by risks associated with international operations and expansion, including foreign currency fluctuations.

•	Our success depends on key personnel.

•	Our business operates in a highly competitive market.

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

See our filings with the Securities and Exchange Commission (SEC) for further discussion of the risks and uncertainties associated with our business, in particular, the discussion in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 28,	December 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$452	$1,426
Accounts receivable, net	31,946	34,468
Other current assets	4,407	5,971

Total current assets	36,805	41,865

Property and equipment, net	22,190	26,772
Goodwill	13,338	13,338
Other intangible assets, net	4,037	5,891
Other assets	1,468	2,060

Total assets	$77,838	$89,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$13,806	$12,307
Current portion of long-term debt	—	2,400
Accounts payable	1,410	2,287
Income taxes payable	253	220
Accrued payroll and related items	18,070	15,954
Accrued liabilities	10,346	8,052

Total current liabilities	43,885	41,220

Long-term debt	—	11,600
Other liabilities	4,394	3,725
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 50,603,312 shares issued and outstanding at September 28, 2008, and 50,379,296 shares issued and outstanding at December 30, 2007	507	504
Additional paid-in capital	104,137	102,647
Accumulated deficit	(74,846)	(72,760)
Accumulated other comprehensive (loss) income	(239)	2,990

Total shareholders’ equity	29,559	33,381

Total liabilities and shareholders’ equity	$77,838	$89,926

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Net revenue	$59,243	$56,820	$183,470	$163,023
Cost of services	49,172	52,299	154,896	148,095

Gross profit	10,071	4,521	28,574	14,928

Operating expenses:
Selling, general and administrative expenses	7,187	6,500	23,582	21,580
Restructuring and other charges:
Restructuring charges	54	8	34	1,565
Other severance charges	562	—	3,360	—

Total operating expenses	7,803	6,508	26,976	23,145

Operating income (loss)	2,268	(1,987)	1,598	(8,217)
Other income	(129)	(163)	(303)	(254)
Interest expense	359	939	3,954	2,589

Income (loss) before income taxes	2,038	(2,763)	(2,053)	(10,552)
Income tax provision (benefit)	33	—	33	(17,568)

Net income (loss)	$2,005	$(2,763)	$(2,086)	$7,016

Net income (loss) per share:
Basic	$0.04	$(0.06)	$(0.04)	$0.14

Diluted	$0.04	$(0.06)	$(0.04)	$0.13

Weighted average number of shares outstanding:
Basic	50,486	49,930	50,367	49,732

Diluted	51,160	49,930	50,367	53,035

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 28,	September 30,
	2008	2007
Operating activities:
Net income (loss)	$(2,086)	$7,016
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,239	10,247
Non-cash restructuring charges	14	13
Stock compensation expense	1,082	1,272
Amortized gain on sale leaseback	(95)	(143)
Loss (gain) on sale of property and equipment	193	(50)
Income taxes payable	33	(17,580)
Change in operating assets and liabilities	7,662	1,981

Net cash provided by operating activities	16,042	2,756

Investing activities:
Purchases of property and equipment, net	(3,137)	(10,483)
Net proceeds from sale of property and equipment	57	191

Net cash used in investing activities	(3,080)	(10,292)

Financing activities:
Net (payments) borrowings on long-term debt	(14,000)	9,400
Net borrowings (payments) under revolving credit facility	1,499	(3,366)
Cash received from exercise of stock options	412	719

Net cash (used in) provided by financing activities	(12,089)	6,753

Effect of exchange rate change on cash	(1,847)	(110)

Net decrease in cash and cash equivalents	(974)	(893)

Cash and cash equivalents:
Beginning balance	1,426	1,305

Ending balance	$452	$412

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
The Company’s off-shore customer care centers use their local currency, the Philippine peso, as their functional currency. Assets and liabilities of off-shore customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the respective periods. All inter-company transactions and balances have been eliminated. The balance sheet at September 28, 2008 has been derived from the unaudited financial statements at that date and includes all of the information and notes required by GAAP for interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to September 30. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31.
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
In May 2008, the FASB issued Statement No. 162 (SFAS No. 162), “The Hierarchy of Generally Accepted Accounting Principles”. The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the provisions and guidance of SFAS No. 162 and does not expect that it will have a material impact on the Company’s financial condition or results of operations.
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	September 28,	December 30,
	2008	2007
Accrued workers’ compensation	$1,720	$2,089
Accrued severance	1,577	—
Unrecognized loss on forward contracts	1,219	—
Deferred rent	1,041	1,023
Accrued professional fees	801	644
Accrued restructuring charges	317	1,756
Accrued property tax	260	332
Other	3,411	2,208

Total	$10,346	$8,052

4. Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required and it is its policy to test all existing goodwill for impairment at least annually and more frequently if circumstances require. The Company tested the goodwill for impairment in the third quarter of fiscal year 2008, resulting in no impairment being recorded. As of September 28, 2008 and December 30, 2007, the Company had $13.3 million of goodwill.
The Company is required to test other intangible assets for impairment under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if impairment indicators are present. The identifiable intangible assets of the Company represent acquired customer relationships and internally developed software. As a result of the declining volumes of one of the clients supporting the acquired customer relationship intangible balance, the Company tested the identifiable intangible assets for impairment in the third quarter of fiscal year 2008, resulting in no impairment being recorded. The acquired customer relationships have a gross carrying value of $28.5 million and accumulated amortization of $24.6 million and $22.8 million as of September 28, 2008 and December 30 2007, respectively. The internally developed software has a gross carrying value of $0.3 million as of September 28, 2008 and $0.4 million as of December 30, 2007 and accumulated amortization of $0.1 million and $0.1 million as of September 28, 2008 and December 30, 2007, respectively.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Under the provisions of SFAS No. 142, the Company amortizes intangible assets with definite lives over their estimated useful lives. The Company evaluates the remaining useful life of its acquired customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of 12 years. The internally developed software intangible assets are amortized on a straight-line basis over an expected period of benefit of 3 to 5 years. Total amortization expense related to intangible assets was $0.6 million for each of the thirteen weeks ended September 28, 2008 and September 30, 2007, and $1.8 million for each of the thirty-nine weeks ended September 28, 2008 and September 30, 2007. Annual amortization expense is expected to be $2.4 million for fiscal years 2008 and 2009, $1.0 million in fiscal year 2010 and less than $1.0 million in each of fiscal years 2011 and 2012.
5. Accounting for Stock-Based Compensation
At September 28, 2008, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 2.3 million shares are available for future grants at September 28, 2008.
Total stock-based compensation expense was $0.2 million and $0.3 million for the thirteen weeks ended September 28, 2008 and September 30, 2007, respectively. For the thirty-nine weeks ended September 28, 2008 and September 30, 2007, total stock-based compensation expense was $1.1 million and $1.3 million, respectively. As of September 28, 2008, there was $1.5 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately 4 years.
A summary of the Company’s non-vested common share grant activity during the thirty-nine weeks ended September 28, 2008 is presented below:

Number of Shares
Outstanding on December 30, 2007	366,758
Granted	50,000
Exercised	(298,199)
Forfeited	(50,000)
Expired	—

Outstanding on September 28, 2008	68,559

During the thirteen weeks ended September 28, 2008 and September 30, 2007, the Company did not award any non-vested common shares to employees. During the thirty-nine weeks ended September 28, 2008 and September 30 2007, respectively, the Company awarded 50,000 and 106,000 non-vested common shares to employees at a weighted average value per share of $1.10 and $4.48, respectively. The majority of the non-vested common shares vest two years from the grant date.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
A summary of the Company’s stock option grant activity during the thirty-nine weeks ended September 28, 2008 is presented below:

			Weighted Average
	Number of	Grant Price Range	Exercise Price Per	Aggregate
	Options	Per Share	Share	Intrinsic Value
Outstanding on December 30, 2007	6,495,396	$0.85 - $11.63	$2.22
Granted	2,707,080	0.79 - 1.49	1.05
Exercised	(270,250)	0.85 - 1.35	0.91
Forfeited	(820,501)	0.85 - 4.60	1.56
Expired	(1,132,281)	1.35 - 11.56	2.61

Outstanding on September 28, 2008	6,979,444	$0.79 - $11.63	$1.83	$3,284

Exercisable on September 28, 2008	3,667,149	$0.86 - $11.63	$2.21	$1,199
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
6. Comprehensive Income (Loss)
Comprehensive income (loss) for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007, respectively, is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Net income (loss)	$2,005	$(2,763)	$(2,086)	$7,016
Foreign currency translation adjustment	(374)	343	(1,127)	862
Unrealized gain (loss) on derivative contracts	160	—	(2,102)	—

Total comprehensive income (loss)	$1,791	$(2,420)	$(5,315)	$7,878

The foreign currency translation adjustment relates to the impact of a change in exchange rates on net assets located outside of the United States.
As of September 28, 2008, forward contracts to purchase 1,016 million Philippine pesos at a US dollar notional amount of $22.6 million were outstanding. The objective of the forward contracts is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the US operations to the Philippines representing the Philippines share of revenue. The net loss recognized in earnings on settled forward contracts was $0.5 million for the thirteen weeks ended September 28, 2008 and $0.1 million for the thirty-nine weeks ended September 28, 2008. The loss on settled forward contracts is recorded as a component of cost of services. Unrealized gain and unrealized loss in value of the outstanding forward contracts was $0.1 million and $1.2 million, respectively, and was recorded in other assets and other liabilities as of September 28, 2008. The unrealized gain and unrealized loss will be recognized in earnings over the next 12 months as cash flows related to the intercompany payable are effectively settled.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
During the thirteen weeks ended September 28, 2008, the Company entered into a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The objective of the swap is to mitigate the variability in cash flows resulting from changes in the LIBOR rate. The unrealized loss of less than $0.1 million as of September 28, 2008 was recorded in other liabilities.
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
8. Debt
As of December 30, 2007, the Company was party to two separate loan agreements: (i) a Second Restated Credit Agreement with LaSalle Bank National Association (LaSalle), as agent, as amended, and (ii) a Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (Atalaya), as amended. The loan agreements provided the Company with a $27.5 million revolving loan facility which expired in October 2010 (Revolving Loan Facility) and a $15.0 million term loan which matured in January 2011 (Term Loan). For additional information regarding the loan agreements, as amended, see Note 9 of the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 and the Company’s subsequent filing on Form 10-Q for the fiscal quarters ended March 30, 2008 and June 29, 2008.
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
Borrowings under the Revolving Loan Agreement incur a floating interest rate based on the London Interbank Offered Rate or LIBOR index rate or an alternate base rate which approximates the prime rate defined in the Revolving Loan Agreement subjecting the Company to interest rate risk and requires a $5.0 million interest rate hedge. To date, the impact from interest rate fluctuations has not been material. In August 2008, the Company entered into a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The objective of the swap is to mitigate the variability in cash flows resulting from changes in the LIBOR rate. The Company designates the interest rate swap as a cash flow hedge to the extent that it qualifies for accounting as a hedging instrument and therefore, the effective portion of gains and losses that result from changes in fair value of the instrument are recorded in accumulated other comprehensive income until the hedged transaction affects income, at which time gains and/or losses are realized. The unrealized loss of less than $0.1 million as of September 28, 2008 was recorded in other liabilities.
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
Borrowings under the Revolving Loan Agreement totaled $13.8 million as of September 28, 2008. Interest rates on the Company’s borrowings for the thirteen weeks ended September 28, 2008 ranged from 4.96% to 5.50% under the Revolving Loan Agreement and the Credit Enhancement Letter of Credit. The Company had $16.2 million of unused borrowing capacity under the Revolving Loan Agreement as of September 28, 2008. The Company was in compliance with its financial covenants as of September 28, 2008.
The Company expects that its cash balances, cash flow from operations and available borrowings under its Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations for the next twelve months. The Company’s cash flow is significantly impacted by its ability to collect its clients’ accounts receivable on a timely basis. To the extent that the Company’s business with a single client or small group of clients represents a more significant portion of its revenue, a delay in receiving payment could materially and adversely affect the availability of cash to fund operations. A significant change in operating cash flow or a failure to achieve or sustain profitability could have a material adverse effect on the Company’s liquidity and its ability to comply with the covenants in its Revolving Loan Agreement. In addition, the Company’s failure to adhere to the financial and other covenants could give rise to a default under the Revolving Loan Agreement which would have a material adverse effect on the Company’s liquidity and financial condition. There can be no assurances that the Company will be able to meet the financial and other covenants in its Revolving Loan Agreement.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
9. Restructuring and Other Charges
Restructuring and other charges were $0.6 million and $3.4 million for the thirteen weeks and thirty-nine weeks ended September 28, 2008, respectively, and were related to severance charges resulting from changes in the senior executive team and the elimination of operational and administrative positions, as well as adjustments to the 2005 and 2007 restructuring initiatives. Restructuring and other charges were less than $0.1 million for the thirteen weeks and $1.6 million for the thirty-nine weeks ended September 30, 2007.
Other Severance Charges
Other severance charges of $3.4 million for the thirty-nine weeks ended September 28, 2008 were related to changes in the Company’s executive team and operational and administrative positions. In January 2008, Robert Keller, the Company’s former President and CEO, announced his intention to retire. Additionally, several changes in the executive team took place during the thirty-nine weeks ended September 28, 2008, resulting in charges of $2.1 million. The Company also effectively restructured operations resulting in the elimination of approximately 130 operational and administrative positions throughout the company. Charges of $1.3 million related to these events were recorded during the thirty-nine weeks ended September 28, 2008. Payments totaling $1.5 million related to severance charges have been made through September 28, 2008 and remaining cash payments of $1.9 million are payable through 2010.
2007 Restructuring Initiatives
In May 2007, the Company approved a plan to restructure certain operations. The plan, which included downsizing space in its Tucson, Arizona customer care center and eliminating certain administrative and operations positions within the Company, resulted in restructuring charges of $1.3 million for the thirty-nine weeks ended September 30, 2007. These charges included $0.7 million in lease termination and other costs and $0.6 million in severance costs related to the elimination of five positions. During the second quarter of 2008, the Company recorded $0.2 million of additional restructuring costs as a result of delays in subletting space in its Tucson customer care center. During the thirteen weeks ended September 28, 2008, the Company determined it would expand utilization of its Tucson customer care center and reversed the remaining $0.1 million reserve associated with the 2007 restructuring.
Cash payments totaling $1.3 million related to 2007 restructuring initiatives have been made through September 28, 2008, $0.6 million of which occurred during the first three quarters of fiscal 2008. Remaining cash payments of $0.1 million related to severance costs are payable through 2008.
2006 Restructuring Initiatives
The 2006 restructuring initiatives resulted from the closure of four customer care centers with approximately 960 workstations. Cash payments totaling $1.8 million related to the 2006 restructuring initiative have been made through September 28, 2008. Remaining cash payments of less than $0.1 million, related to real estate taxes, are payable through 2008.
2005 Restructuring Initiatives
The July 2005 restructuring initiative included costs associated with the reduction of the Company’s corporate office space in Deerfield, Illinois and the closure of seven additional customer care centers. During the thirteen weeks ended September 28, 2008, the Company recorded an additional $0.1 million of costs associated with exiting the corporate office space.
Cash payments totaling $7.6 million relating to the July 2005 restructuring initiative have been paid through September 28, 2008, $0.9 million of which occurred during the first three quarters of fiscal 2008. Remaining cash payments of $0.2 million, primarily related to lease termination costs, are payable in fiscal year 2008.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Following is a summary of the activity for the thirty-nine weeks ended September 28, 2008 in current reserves established in connection with the Company’s restructuring initiatives:

	December 30,	Charges	Asset	Cash	September 28,
	2007	(Reversals)	Write-off	Payments	2008
2005 restructuring initiatives:
Lease obligations and other costs	$1,123	$(42)	$14	$(880)	$215
2006 restructuring initiatives:
Lease obligations and other costs	29	—	—	—	29
2007 restructuring initiatives:
Employee severance costs	333	—	—	(260)	73
Lease obligations and other costs	286	62	—	(348)	—

Total	$1,771	$20	$14	$(1,488)	$317

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
As of September 28, 2008, the Company is in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred from the exited outbound customer acquisition business. Due to the uncertainty in the Company’s ability to realize the benefit of its net deferred tax assets a valuation allowance of $37.0 million is recorded as of September 28, 2008. The valuation allowance reported at December 30, 2007 was $37.5 million.
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
The income tax expense of $0.8 million associated with the income before income taxes earned for the thirteen weeks ended September 28, 2008 was offset with a corresponding reduction of the net operating loss carryforward. The effective income tax rate for the thirteen weeks ended September 28, 2008 was 1.6% due to the provision for state income taxes. The effective tax rate for the thirteen weeks ended September 30, 2007 was zero.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
The tax benefit associated with the loss before income taxes incurred for the thirty-nine weeks ended September 28, 2008 of $0.8 million and the related deferred tax asset were offset with a corresponding valuation allowance. This results in a zero effective income tax rate for the thirty-nine weeks ended September 28, 2008, excluding the impact of the provision for state income taxes. A tax benefit of $4.1 million and a related deferred tax asset associated with the pre-tax loss incurred for the thirty-nine weeks ended September 30, 2007 were offset with a corresponding valuation allowance. This results in a zero effective income tax rate for the thirty-nine weeks ended September 30, 2007, excluding the impact of the reversal of the reserve for ITI.
The Company’s net operating loss carry forwards expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2024	$11,130
2025	13,901
2026	9,046
2027	11,774

$45,851

11. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares and dilutive potential common shares outstanding during the period. The impact of any potentially dilutive securities is excluded from the computation for the thirteen weeks ended September 30, 2007 and the thirty-nine weeks ended September 28, 2008 as the Company recorded a net loss for these periods. The following table sets forth the computation of basic and diluted earnings per share for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands, except earnings per share)

Net income (loss)	$2,005	$(2,763)	$(2,086)	$7,016

Shares used in basic per share calculation	50,486	49,930	50,367	49,732
Effects of dilutive securities:
Stock options	605	—	—	2,892
Non-vested stock	69	—	—	411

Shares used in diluted per share calculation	51,160	49,930	50,367	53,035

Net income (loss) per share:
Basic	$0.04	$(0.06)	$(0.04)	$0.14

Diluted	$0.04	$(0.06)	$(0.04)	$0.13

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
12. Fair Value Measurements
The Company adopted SFAS 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities which becomes effective December 29, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on the Company’s own assumptions.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 28, 2008:

	Fair Value Measurements at September 28, 2008 Using
	Level 1	Level 2	Level 3

Cash and cash equivalents(1)	$452	$—	$—

Foreign currency contracts, net liability(2)	$—	$1,094	$—

Interest rate swap, net liability(3)	$—	$43	$—

Notes to Fair Value Measurements

(1)	Cash and cash equivalents: The carrying amount of these items approximates fair value at period end.

(2)
Foreign currency contracts: The carrying amount of these items is based on valuations provided by the counter-party institution, but there are no guaranteed selling prices for these forward currency contracts.

(3)	Interest rate swap: The carrying amount of this item is based on a valuation provided by the counter-party institution, but there is no guaranteed selling price for this contract.
13. Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Deferred rent of $3.071 million has been reclassified from current accrued liabilities to other liabilities for the period ended December 30, 2007.

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
Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, off-shore, and client-owned locations. As of September 28, 2008 and September 30, 2007, we operated nine customer care centers in the United States, two of which are client-owned facilities, and three off-shore customer care centers in the Philippines. As of September 28, 2008, our domestic operations consisted of approximately 4,500 workstations and our off-shore operations consisted of approximately 3,300 workstations. This compares to approximately 4,500 domestic workstations and approximately 2,500 off-shore workstations as of September 30, 2007. We completed the construction of our third customer care center in the Philippines in the first quarter of 2007 and added nearly 1,000 production seats in our off-shore facilities in the second half of 2007. In May 2007, we added over 675 seats domestically when we began managing a second facility in our business services vertical. Increased client demand has resulted in the continued expansion of capacity of our domestic customer care centers located in Cedar Rapids and Davenport, Iowa and Tucson, Arizona in the third fiscal quarter of 2008. Additionally, we recently signed an agreement for the build-out of our fourth off-shore customer care center in the Philippines.
Our high level growth strategy is to maximize the contribution of our existing capacity, diversify our client base and expand our service offerings. We believe we are well positioned to continue to improve our margins and realize the long-term potential of our business.
In February 2008, Michael P. Marrow was appointed our new President and Chief Executive Officer. For 2008, our focus is on improving our financial performance by reducing costs and improving efficiencies and on enhancing our quality and service delivery. Under Mr. Marrow’s leadership, we began to take steps to further these objectives. During the first three quarters of 2008, we restructured operations resulting in the reduction of overhead costs and headcount, refinanced our debt, and took steps to improve our operating efficiencies. We continue to see an immediate impact from these and other cost savings initiatives resulting in a third quarter net income of $2.0 million, our best quarterly performance in over five years. Additionally, our gross profit margins have increased to 15.6% for the thirty-nine weeks ended September 28, 2008, from 9.2% in the comparable prior year period. Our focus on improving our financial performance has also resulted in significantly improved cash flow and lower levels of debt.
On June 12, 2008, our Cedar Rapids, Iowa facility was impacted by unprecedented flooding in the area. We immediately implemented our business continuity plans, resulting in minimal disruption to most of our affected clients and employees. We incurred operating expenses and acquired replacement assets necessary to continue operations totaling approximately $0.9 million, all of which have been fully offset by insurance recoveries. In addition, $0.1 million of insurance recoveries were related to credits issued to clients affected by the disruption.

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
We have used methodologies that are consistent from year to year in all material respects. We have identified the following accounting policies and estimates that we believe are most critical in the preparation of our condensed consolidated financial statements: accounting for derivatives, allowance for doubtful accounts, accounting for employee benefits, revenue recognition, intangible assets, restructuring charges, accounting for stock-based compensation and income taxes. For details concerning these critical accounting policies and estimates see Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 3 to our audited consolidated financial statements which appears in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Any deviation from these policies or estimates could have a material impact on our condensed consolidated financial statements.

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007, respectively. Certain additional components of net revenue and cost of services have been included as we believe they would enhance an understanding of our results of operations. All amounts in the table below are presented in thousands.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28,	September 30,	Fav (Unfav)	September 28,	September 30,	Fav (Unfav)
	2008	2007	% Change	2008	2007	% Change
Net Revenue:
Domestic	$43,026	$45,704	(5.9)%	$136,888	$131,770	3.9%
Off-shore	16,217	11,116	45.9	46,582	31,253	49.0

Total net revenue	59,243	56,820	4.3	183,470	163,023	12.5

Cost of Services:
Direct labor	34,239	34,326	0.3	106,218	96,648	(9.9)
Other facility expenses	14,933	17,973	16.9	48,678	51,447	5.4

Total cost of services	49,172	52,299	6.0	154,896	148,095	(4.6)

Percentage of revenue	83.0%	92.0%	—	84.4%	90.8%	—

Gross profit	10,071	4,521	122.8	28,574	14,928	91.4
Gross profit margin	17.0%	8.0%	—	15.6%	9.2%	—

Operating Expenses:
Selling, general & administrative expenses	7,187	6,500	(10.6)	23,582	21,580	(9.3)
Restructuring and other charges	616	8	*	3,394	1,565	(116.9)

Total operating expenses	7,803	6,508	(19.9)	26,976	23,145	(16.6)

Operating income (loss)	2,268	(1,987)	214.1	1,598	(8,217)	119.4
Other income	(129)	(163)	(20.9)	(303)	(254)	19.3
Interest expense	359	939	61.8	3,954	2,589	(52.7)

Income (loss) before income taxes	2,038	(2,763)	173.8	(2,053)	(10,552)	80.5
Income tax provision (benefit)	33	—	*	33	(17,568)	*

Net income (loss)	$2,005	$(2,763)	172.6%	$(2,086)	$7,016	(129.7)%

*	Means that the percentage change is not meaningful.
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

	Thirteen Weeks Ended (1)			Thirty-Nine Weeks Ended
	September 28,	September 30,	Fav (Unfav)	September 28,	September 30,	Fav (Unfav)
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands except statistical data and notes)
EBITDA (2)	$5,214	$1,666	213.0%	$11,140	$2,284	387.7%
Free cash flow (3)	4,863	(1,784)	372.6	8,003	(8,199)	197.6

Statistical information:
Number of customer care centers:
Domestic	9	9		9	9
Off-shore	3	3		3	3

Total	12	12		12	12

Number of workstations, end of period:
Domestic	4,486	4,473		4,486	4,473
Off-shore	3,275	2,533		3,275	2,533

Total	7,761	7,006		7,761	7,006

Notes to Non-GAAP Financial Measures
(1)	We operate on a thirteen week fiscal quarter that ends on the Sunday closest to September 30.

(2)	We define EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation and amortization, and interest expense.

EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income (loss)	$2,005	$(2,763)	$(2,086)	$7,016

Interest expense	359	939	3,954	2,589
Income tax provision (benefit)	33	—	33	(17,568)
Depreciation and amortization	2,817	3,490	9,239	10,247

EBITDA	$5,214	$1,666	$11,140	$2,284

(3)	We define free cash flow as EBITDA less net capital expenditures.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
EBITDA	$5,214	$1,666	$11,140	$2,284
Capital expenditures	(771)	(3,450)	(4,436)	(10,483)
Capital expenditures funded by landlord and others	420	—	1,299	—

Free Cash Flow	$4,863	$(1,784)	$8,003	$(8,199)

Free cash flow can be reconciled to the net cash provided by (used in) operating activities, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$2,741	$(3,941)	$16,042	$2,756

Purchase of property and equipment	(351)	(3,450)	(3,137)	(10,483)
Income tax provision (benefit)	33	—	33	(17,568)
Interest expense	359	939	3,954	2,589
Amortized gain on sale leaseback	32	49	95	143
(Loss) gain on sale of property and equipment	(194)	103	(193)	50
Income taxes payable	(33)	—	(33)	17,580
Changes in operating assets and liabilities	2,528	4,848	(7,662)	(1,981)
Stock compensation expense	(238)	(332)	(1,082)	(1,272)
Non-cash restructuring charges	(14)	—	(14)	(13)

Free Cash Flow	$4,863	$(1,784)	$8,003	$(8,199)

Comparison of Results of Operations for the Thirteen Weeks Ended September 28, 2008 and September 30, 2007
Net revenue was $59.2 million for the thirteen weeks ended September 28, 2008, a $2.4 million, or 4.3% increase from $56.8 million for the thirteen weeks ended September 30, 2007. Domestic revenue decreased by $2.7 million or 5.9%, driven primarily by decreased volume of $1.7 million from our financial services vertical and $1.0 million from decreased volume from a retail client. Off-shore revenue increased by $5.1 million, or 45.9%, due primarily to increased volume of $2.4 million in our healthcare vertical, $1.7 million in our publishing vertical and $0.9 million in our travel and hospitality vertical.
Cost of services was $49.2 million for the thirteen weeks ended September 28, 2008, a $3.1 million decrease as compared to $52.3 million for the thirteen weeks ended September 30, 2007. The decrease was driven by a $1.8 million decline in facility costs, $1.6 million reduction in domestic direct labor driven by lower volume and $1.2 million of cost savings related to cost savings initiatives associated with account management, IT and other costs, slightly offset by a $1.5 million increase in off-shore direct labor resulting from higher volume and wage rates. As a percentage of revenue, cost of services decreased to 83.0% for the thirteen weeks ended September 28, 2008, from 92.0% for the thirteen weeks ended September 30, 2007, primarily driven by cost savings initiatives.
Gross profit increased $5.6 million, or 122.8%, to $10.1 million for the thirteen weeks ended September 28, 2008, as compared to $4.5 million for the thirteen weeks ended September 30, 2007. The improvement was primarily the result of the reduction of costs of services and increased volume. Gross profit margin increased to 17.0% for the thirteen weeks ended September 28, 2008, as compared to 8.0% for the thirteen weeks ended September 30, 2007, primarily as a result of the previously mentioned reduction in cost of services as a percentage of revenue.
Selling, general and administrative expenses were $7.2 million for the thirteen weeks ended September 28, 2008, as compared to $6.5 million for the thirteen weeks ended September 30, 2007. The $0.7 million increase is primarily due to a $0.6 million increase in compensation and benefits for incentive compensation, partially offset by lower salaries and wages of $0.2 million, lower recruiting expenses of $0.1 million and a decline in health insurance costs of $0.1 million. Additionally, a charge of $0.5 million for doubtful accounts was related to a retail client that had been assigned for the benefit of creditors to a trustee, who subsequently sold the company to a third party buyer.
Restructuring and other charges were $0.6 million for the thirteen weeks ended September 28, 2008, as compared to less than $0.1 million for the thirteen weeks ended September 30, 2007. The increase was driven by $0.6 million of severance charges related to changes in our executive team and further reductions in our operations and administrative headcount and $0.1 million in additional restructuring charges associated with our 2005 restructuring initiative, partially offset by the reversal of the remaining $0.1 million reserve associated with the 2007 restructuring initiative. Restructuring and other charges of less than $0.1 million were recorded for the thirteen weeks ended September 30, 2007 were related to adjustments in the 2006 and 2007 restructuring initiatives. For more information regarding restructuring and other charges, see Note 9 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating income was $2.3 million for the thirteen weeks ended September 28, 2008, as compared to an operating loss of $2.0 million for the thirteen weeks ended September 30, 2007. The $4.3 million improvement is the result of increased gross profit of $5.6 million, partially offset by increased selling, general and administrative expenses of $0.7 million and higher restructuring and other charges of $0.6 million.
Interest expense was $0.4 million for the thirteen weeks ended September 28, 2008, a decrease of $0.6 million from $1.0 million for the thirteen weeks ended September 30, 2007, driven by a decline in borrowing rates under the loan facility entered into in May 2008 coupled with lower average debt levels.
EBITDA increased $3.5 million to $5.2 million for the thirteen weeks ended September 28, 2008 from $1.7 million for the thirteen weeks ended September 30, 2007, as a result of the increase in operating income. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The tax provision associated with the income before income taxes for the thirteen weeks ended September 28, 2008 of $0.8 million was offset with a corresponding utilization of net operating loss carryforwards. The effective income tax rate for the thirteen weeks ended September 28, 2008 was 1.6% due to the provision for state income taxes. The effective tax rate for the thirteen weeks ended September 30, 2007 was zero.
We recorded a net income of $2.0 million for the thirteen weeks ended September 28, 2008, as compared to net loss of $2.8 million for the thirteen weeks ended September 30, 2007. The improvement is driven largely by a $5.6 million improvement in gross profit, partially offset by higher selling, general and administrative expenses and an increase in restructuring and other charges.
Comparison of Results of Operations for the Thirty-Nine Weeks Ended September 28, 2008 and September 30, 2007
Net revenue was $183.5 million for the thirty-nine weeks ended September 28, 2008, a $20.5 million, or 12.5% increase from $163.0 million for the thirty-nine weeks ended September 30, 2007. Domestic revenue increased by $5.1 million or 3.9%, driven primarily by increased volume of $9.1 million in our business services vertical and $3.9 million from our telecommunications vertical, partially offset by a $4.7 million decline in volume in our financial services vertical, $1.4 million from the loss of a retail client, and $0.9 million from our travel and hospitality vertical. Off-shore revenue increased by $15.3 million, or 49.0%, due primarily to increased volume in our healthcare, publishing and travel and hospitality verticals of $8.3 million, $5.0 million and $1.9 million, respectively.
Cost of services increased $6.8 million, or 4.6%, from $148.1 million for the thirty-nine weeks ended September 30, 2007 to $154.9 million for the thirty-nine weeks ended September 28, 2008. Direct labor increased $9.6 million, or 9.9%, primarily driven by increased off-shore volume and higher volume in our business services vertical coupled with higher wage rates. Facility costs decreased $1.1 million due primarily to lower domestic facility costs of $2.1 million driven by the 2007 downsizing of our Corpus Christi customer care center, partially offset by a $1.0 million increase in off-shore facility costs driven by the expansion of our third Philippine customer care center. Other customer care center operating costs decreased $1.7 million primarily driven by cost savings initiatives. Cost of services decreased as a percentage of revenue to 84.4% for the thirty-nine weeks ended September 28, 2008, from 90.8% for the thirty-nine weeks ended September 30, 2007, primarily driven by cost savings initiatives.
Gross profit increased $13.6 million, or 91.4%, to $28.6 million for the thirty-nine weeks ended September 28, 2008 from $14.9 million for the thirty-nine weeks ended September 30, 2007. The improvement was the result of incremental gross profit from higher off-shore volume, increased gross profit from our business services vertical and lower domestic facility and other center operating costs associated with our cost savings initiatives. Gross profit margin increased to 15.6% for the thirty-nine weeks ended September 28, 2008, as compared to 9.2% for the thirty-nine weeks ended September 30, 2007, primarily as a result of the previously mentioned reduction in cost of services as a percentage of revenue.
Selling, general and administrative expenses were $23.6 million for the thirty-nine weeks ended September 28, 2008, as compared to $21.6 million for the thirty-nine weeks ended September 30, 2007. The $2.0 million increase is primarily due to a $2.3 million increase in compensation and benefits for incentive compensation, partially offset by lower salaries and wages of $0.8 million and $0.4 million of other cost savings. Additionally, a charge of $0.9 million for doubtful accounts was related to a retail client that had been assigned for the benefit of creditors to a trustee, who subsequently sold the company to a third party buyer.
Restructuring and other charges were $3.4 million for the thirty-nine weeks ended September 28, 2008, as compared to $1.6 million for the thirty-nine weeks ended September 30, 2007. Charges for the thirty-nine weeks ended September 28, 2008 included $3.4 million of severance charges related to changes in our executive team and further reductions in our operations and administrative headcount and less than $0.1 million in restructuring charges associated with our 2005 and 2007 restructuring initiatives. Restructuring and other charges of $1.6 million recorded for the thirty-nine weeks ended September 30, 2007 were related to adjustments in the 2005, 2006 and 2007 restructuring initiatives. For more information regarding restructuring and other charges, see Note 9 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating income was $1.6 million for the thirty-nine weeks ended September 28, 2008, as compared to a loss of $8.2 million for the thirty-nine weeks ended September 30, 2007. The $9.8 million improvement was the result of a $13.6 million increase in gross profit, partially offset by a $2.0 million increase in selling, general and administrative expenses and a $1.8 million increase in restructuring and other charges.

Interest expense was $4.0 million for the thirty-nine weeks ended September 28, 2008, an increase of $1.4 million from $2.6 million for the thirty-nine weeks ended September 30, 2007, driven by the acceleration of deferred financing charges and prepayment fees of $1.8 million due to the early repayment in May 2008 of our loan facilities with LaSalle and Atalaya, partially offset by lower interest expense driven by a decrease in the borrowing rate and lower average debt levels.
EBITDA increased $8.8 million to $11.1 million for the thirty-nine weeks ended September 28, 2008 from $2.3 million for the thirty-nine weeks ended September 30, 2007, driven by improved gross profit of $13.6 million, which includes lower depreciation and amortization expense of $1.0 million, partially offset by increased selling, general and administrative costs of $2.0 million and increased restructuring and other charges of $1.8 million. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The tax benefit associated with the loss before income taxes for the thirty-nine weeks ended September 28, 2008 of $0.8 million and the related deferred tax asset were offset with a corresponding valuation allowance. This resulted in a zero effective income tax rate for the thirty-nine weeks ended September 28, 2008, excluding the impact of the provision for state income taxes. The effective tax rate for the thirty-nine weeks ended September 30, 2007 was also zero, excluding the impact of the reversal of the reserve for ITI. Our 2007 results reflect a $17.6 million income tax benefit resulting from the favorable resolution of our IRS appeal. For more information regarding the IRS appeal, see Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
We recorded a net loss of $2.1 million for the thirty-nine weeks ended September 28, 2008, as compared to net income of $7.0 million for the thirty-nine weeks ended September 30, 2007. The $9.1 million decline in net income was largely the result of the previously mentioned $17.6 million tax benefit recorded in 2007, increased selling, general and administrative expenses, higher restructuring and other charges and increased interest expense, partially offset by the $13.6 million improvement in gross profit for the thirty-nine weeks ended September 28, 2008.
Liquidity and Capital Resources
The following table sets forth our condensed consolidated statements of cash flow data for the thirty-nine weeks ended September 28, 2008 and September 30, 2007, respectively.

	Thirty-Nine Weeks Ended
	September 28,	September 30,
	2008	2007
	(Dollars in thousands)
Net cash provided by operating activities	$16,042	$2,756
Net cash used in investing activities	(3,080)	(10,292)
Net cash (used in) provided by financing activities	(12,089)	6,753
Effect of exchange rate changes on cash	(1,847)	(110)

Net decrease in cash and cash equivalents	$(974)	$(893)

Operating Activities
Net cash provided by operating activities increased $13.3 million, to $16.0 million, for the thirty-nine weeks ended September 28, 2008, as compared to the thirty-nine weeks ended September 30, 2007. The improvement is due primarily to the improvement in gross profit, partially offset by increases in selling, general and administrative expenses, restructuring and other charges, and interest expense.

Investing Activities
Net cash used in investing activities was $3.1 million for the thirty-nine weeks ended September 28, 2008, as compared to $10.3 million for the thirty-nine weeks ended September 30, 2007. Spending for the thirty-nine weeks ended September 28, 2008 primarily consisted of $1.1 million for the build-out of our Davenport, Iowa customer care center, net of funding from the landlord, $0.8 million in continued investment in information technology equipment, $0.7 million in capital expenditures related to our third customer care center in the Philippines, and $0.5 million in capital expenditures related to customer implementation.
Spending for the thirty-nine weeks ended September 30, 2007 primarily included capital expenditures associated with the build out of our third customer care center in the Philippines.
Financing Activities
Net cash used in financing activities was $12.1 million for the thirty-nine weeks ended September 28, 2008, as compared to cash provided by financing activities of $6.8 million for the thirty-nine weeks ended September 30, 2007. The increase in cash used in 2008 is the result of net payments of $14.0 million as repayment in full of our outstanding term loan with Atalaya, partially offset by net increased borrowings of $1.5 million under our Revolving Loan Facility and $0.4 million cash received from the exercise of stock options.
Net cash provided by financing activities for the thirty-nine weeks ended September 30, 2007 was $6.8 million and included net borrowings of $9.4 million under the term loan and $0.7 million in cash received from the exercise of stock options, partially offset by net payments of $3.3 million against the Revolving Loan Facility.
Bank Financing
During a portion of the thirty-nine weeks ended September 28, 2008, we were party to two separate loan agreements which provided us with a $27.5 million revolving loan facility which expired in October 2010 (Revolving Loan Facility) and a $15.0 million term loan which matured in January 2011 (Term Loan). Our ability to borrow under the Revolving Loan Facility depended on the amount of eligible accounts receivable from our clients and there were limitations on the concentration of these accounts with a single client. In addition, our lender retained certain reserves against otherwise available borrowing capacity. These loan agreements required us to comply with certain financial and other covenants, including limitations on our ability to make capital expenditures, incur additional indebtedness, repurchase outstanding common shares, permit liens, acquire, sell or dispose of certain assets, engage in certain mergers and acquisitions, pay dividends and make certain restricted payments.
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
Borrowings under the Revolving Loan Agreement with PNC totaled $13.8 million as of September 28, 2008. We had $16.2 million of unused borrowing capacity under the Revolving Loan Agreement as of September 28, 2008. We were in compliance with our financial covenants as of September 28, 2008.
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

We expect that our cash balances, cash flows from operations and available borrowings under our new Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations for the next twelve months. Our cash flow is significantly impacted by our ability to collect our clients’ accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially and adversely affect the availability of cash to fund operations. A significant change in operating cash flow or a failure to achieve profitability could have a material adverse effect on our liquidity and our ability to comply with the covenants in our Revolving Loan Agreement. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the Revolving Loan Agreement which would have a material adverse effect on our liquidity and financial condition. There can be no assurances that we will be able to meet the financial and other covenants in our Revolving Loan Agreement.
Free Cash Flow
Free cash flow, defined as EBITDA less net capital expenditures, improved by $16.2 million to a positive $8.0 million for the thirty-nine weeks ended September 28, 2008 from a negative $8.2 million for the thirty-nine weeks ended September 30, 2007, as a result of the $8.8 million increase in EBITDA and a $7.3 million decline in net capital expenditures. More information concerning this non-GAAP financial measure including the definition of free cash flow and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. Our Revolving Loan Agreement bears interest at a floating rate, subjecting us to interest rate risk. To date, the impact from interest rate fluctuations has not been material. In August 2008, we entered into a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The objective of the contract is to mitigate the variability in cash flows resulting from changes in the underlying interest rate index or changes in the LIBOR rate.
The impact from foreign currency exchange rates has become significant due to the appreciation of the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations in the Philippines. We had not used derivatives to manage this risk prior to September 30, 2007. In October 2007, we commenced a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the US operations to the Philippines representing the Philippines share of revenue. As of September 28, 2008, forward contracts to purchase 1,016 million Philippine pesos at a US dollar notional amount of $22.6 million were outstanding.
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
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

APAC Customer Services, Inc.
Date: November 5, 2008	By:	/s/ Michael P. Marrow
Michael P. Marrow
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2008	By:	/s/ Andrew B. Szafran
Andrew B. Szafran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2008	By:	/s/ Joseph R. Doolan
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