Form 10-K
period 2008-12-28
APAC CUSTOMER SERVICE INC
filed 2009-03-13
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008
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
Registrant’s telephone number, including area code: (847) 374-4980
Securities registered pursuant to Section 12(b) of the Act: Common Shares, $0.01 Par Value, NASDAQ
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer* ☑	Smaller reporting company ☐
(*Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The aggregate market value of the registrant’s common shares held by non-affiliates was approximately $33.9 million based on the last sale price as of June 27, 2008.
As of February 27, 2009, 50,782,353 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements and Factors that May Affect Future Results
In passing the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), Congress encouraged public companies to make “forward-looking statements” by creating a “safe harbor” to protect companies from securities law liability in connection with forward-looking statements. We intend to qualify its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions. Unless the context indicates otherwise, the words “Company,” “we,” “our,” and “us,” when used in this Annual Report on Form 10-K refer collectively to APAC Customer Services, Inc. and its wholly-owned subsidiaries.
Generally, forward-looking statements include expressed expectations, estimates and projections of future events and financial performance and the assumptions on which these expressed expectations, estimates and projections are based. Statements that are not historical facts, including statements about our beliefs and expectations and those of our management are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “goals,” “would,” “could,” “should,” “plans,” and other similar words. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events, and they are subject to known and unknown risks and uncertainties that can cause actual events and results to differ materially from historic results and those projected.
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
There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by our forward-looking statements including, but not limited to, the following:
•	Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.
•	Our business may be affected by the performance of our clients and general economic conditions.
•	Our financial results depend on our ability to effectively manage our production capacity and our workforce.
•	Our success is subject to the terms of our client contracts.
•	Our success depends on our ability to sustain profitability.
•	Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants and funding requirements under our credit facility.
•	Our financial results may be affected by risks associated with international operations and expansion, including foreign currency fluctuations.
•	Our principal shareholder can exercise significant control over us.
•	Our success depends on key personnel.

•	We operate in a highly competitive environment.
•
Circumstances outside our control such as typhoons, earthquakes, floods and other acts of God, political instability, equipment malfunction, telephone or data service interruptions, changes in the telecommunications market, war and terrorism could seriously harm our domestic or off-shore business.

•	Our inability to attract and retain a sufficient number of qualified employees could negatively impact our business.
•	Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation, penalties and may cause us to lose clients.
•	Our business and our clients’ businesses are subject to federal and state regulation and industry standards.
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

PART I
Item 1. Description of Business.
General Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment and financial services industries. We operate nine customer care centers in the United States, two of which are client-owned facilities, and four off-shore customer care centers in the Philippines. As of December 28, 2008, the domestic operations consisted of approximately 4,700 workstations and the off-shore operations consisted of approximately 3,300 workstations.
Our principal executive office is located at 2333 Waukegan Road., Suite 100, Bannockburn, Illinois 60015 and the telephone number at that address is (847) 374-4980.
The period from 1995 through 2005 was one of continual transition as we experienced rapid growth during the telemarketing industry boom, followed by a decline in business resulting from a reduction in volume from several key clients, competitive pressures and regulatory factors affecting the outbound customer acquisition business. In July 2005, we initiated a strategic realignment to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a number of key industries and reposition ourselves for long-term growth and profitability. During 2005, we exited virtually all of our outbound customer acquisition business which represented approximately $40 million in annualized revenue. From January 2005 through December 2007, our realignment of the business resulted in the closure of 16 centers, the relocation of our Corpus Christi, Texas customer care center to a smaller facility and the downsizing of our Tucson, Arizona facility. During this same period, we invested heavily in the growth of our off-shore capacity in the Philippines and increased our off-shore revenue, opening our second customer care center in the Philippines in the second half of 2006 and opening our third facility in the Philippines during the first half of 2007. At the end of 2008, we began construction on our fourth customer care facility in the Philippines. This facility commenced operations in early March 2009.
Early in 2008, the Board of Directors selected Michael P. Marrow as President and CEO, bringing 25 years of industry experience to our company. Since joining APAC, Mr. Marrow has assembled a team of talented mid- and senior-level managers, many of whom have deep experience in running successful outsourced call center operations, as well as senior-level managers with significant turnaround experience. The entire organization, under Mr. Marrow’s leadership, has transformed our Company into what we believe to be a more efficient and productive operation, which we believe has returned us to a profitable operating model.
Long Term Strategy
As a result of these and other actions, we believe that we are better positioned to realize the long-term potential of our business and will continue to improve our financial performance. We will continue to focus on providing customized, high quality customer care services and solutions to market leaders in industries that place significant value on long-term customer relationships. Our high level growth strategy is to continually provide the highest level of quality services to our clients. We will strive to operate as efficiently as possible, optimizing our capacity and maximizing our utilization, in order to achieve our target margins. We expect to achieve growth both with existing and new clients. We intend to expand our service offerings globally. We will add new centers on the basis of client needs. Through growth, we seek to diversify our client base and reduce client concentration. We also manage our business with a goal of leveraging our expense base and increasing cash flow.
Our Approach and Competitive Strategy
Our focus is to provide customized, high quality customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment and financial services industries. We believe the services we provide enable us to build stronger, long-term partnerships with our clients resulting in increased client retention and growth improving the consistency of our revenue flow.
The services we provide are critical to our clients’ success and involve significant integration with our clients’ information technology infrastructure. The applications we integrate into our clients’ systems are complex, resulting in implementation and ramp-up periods that typically take six to twelve months.

We believe that service quality and value are critical factors in a client’s outsourcing decision. Our sales and account management teams are dedicated to prospecting and servicing clients in each of our core industries. We believe that focusing their time and expertise on understanding discrete industries enables them to better understand our clients’ needs.
Our mission is to help our clients serve their customers better. Each of our clients has developed their own unique view on what constitutes good service and the resulting levels of customer satisfaction achieved through those services. It is common in the outsource industry for a supplier to push a particular solution such as “off-shore.” Our strategy is to provide a variety of service solutions so that a client can choose options that best fit with their unique view on servicing their customers. We will advocate solutions that we believe will best meet our clients’ needs, but we always subscribe to the philosophy that the final choice is that of our clients. Cost and quality are universally important to our clients. With that in mind, we provide choices for location including domestic, near-shore and off-shore; training developed by APAC, by our clients or a mix; varying agent experience levels and hiring criterion and; live operator interaction, self-service or a mix of the two. We will provide services from APAC facilities, from our clients’ facilities or through a build-operate-transfer relationship. Service levels, quality criterion and supervisory ratios are always tailored to a clients’ unique needs. We believe that by providing solutions which help our clients serve their customers better, we will create a long lasting, mutually beneficial relationship with our clients.
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
We have focused on the following industries: healthcare, business services, communications, publishing, travel and entertainment and financial services. In fiscal year 2008, approximately 97% of our revenue was derived from clients in these key industry verticals and approximately 83% of our revenue was generated from clients in our three largest industries: healthcare, business services and communications.
Major Clients
Our ten largest clients collectively accounted for approximately 90% of our revenue in fiscal year 2008. Four of our clients were each responsible for 10% or more of our revenues: United Parcel Services, Inc. (UPS): approximately 25%; Verizon Wireless: approximately 21%; WellPoint, Inc: approximately 13% and Medco Health Solutions, Inc.: approximately 12%. See Item 1A of this Annual Report on Form 10-K under the caption “Our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.” None of our five largest clients have contracts renewing in 2009.
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
Our Services
Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international and client-owned locations. Our services are highly customized customer care services and solutions that involve communicating with customers and managing situations that are unique to each core industry. We provide service through multiple communication channels, including telephone, internet, on-line chat, email, fax, mail correspondence and automated response generated through technology. We offer the following services in each of our core client industries:

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
Business Services
Within the business services industry, we provide a variety of solutions and services ranging from customer care, delivery scheduling, delivery issue resolution, strategic account management, international services, business to business contact management and sales, account set-up and maintenance, billing research and resolution, and claims processing.
Communications
Within the communications industry, we provide the following services: product sales, ongoing account maintenance, billing issue resolution, basic technical support, troubleshooting product issues, warranty and exchange processes, product set-up services, pre-paid account inquiries, customer retention activities and targeted inbound customer acquisition.
Publishing
Within the publishing industry, we provide services for account management, subscriber acquisition, verification and retention, and billing and payment support. In addition to our phone services, we also provide extensive solutions in support of customer correspondence, back-office document processing and email. In conjunction with our agent-based interactions, we also offer solutions for our publishing customers in CRM application development, IVR and web self-service.
Travel and Entertainment
For the travel and entertainment industry, we provide customer care services including reservation booking for general and corporate travel, information on hotels, resort properties locations and amenities, car rental and airline policies, cancellations, billing and account management as well as complaint resolution.
Financial Services
Within the financial services industry, our services include assisting customers with card activation, credit inquiries, billing issue resolution, account maintenance, balance inquiries and transfers, and credit line increases.
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
We supply each new employee with extensive job skills training delivered in an interactive environment. Training programs for front line teams are customized to client programs and teach specialized customer service skills. We provide additional customer care training, empathy training and telephone etiquette for all of our customer service employees. In addition to training for specific job performance, our teams receive training on our culture and our guiding values of honesty, integrity and respect for others. In our off-shore facilities we also provide basic skills training, voice inflection and accent neutralization training and education in United States geography.
We also provide coaching, management and leadership training to front line supervisors. Our use of leading technology enables our front line supervisors to provide coaching opportunities to representatives by direct observation, as does our centralized quality function. See “Quality” and “Technology and Telecommunications.”
We had approximately 10,500 employees on February 27, 2009. None of our employees are subject to collective bargaining agreements.

Operations and Capacity Utilization
Customer Care Centers
As of December 28, 2008, we operated thirteen customer care centers: seven domestic, two domestic client-owned facilities and four international centers located in the Philippines. The domestic operations consisted of approximately 4,700 workstations and the off-shore operations consisted of approximately 3,300 workstations. The construction of our newest center in Leyte Province, Philippines was the only change to the number and locations of our facilities in 2008.
We operate across multiple shifts in our customer care centers, most having the capability to run 24 hours a day, seven days a week. Customer care centers can be configured to meet specific client needs and deliver customer care services across multiple contact channels, including telephone, internet, on-line chat, email, correspondence and facsimile. See Item 2 of this Annual Report on Form 10-K under the caption “Properties”.
Capacity and Workforce Management
Our profitability is influenced significantly by our ability to effectively manage our production capacity and our workforce. To maximize profitability we need to continually increase our revenue per production seat and our capacity utilization, and maximize our workforce productivity.
We closely monitor the utilization of our production seats and balance the costs associated with maintaining unutilized and under-utilized seats with the flexibility needed to quickly respond to incremental client demands. We use leading workforce management platforms which allow us to more effectively manage our employees’ time, quickly respond to changing client needs and maximize workforce productivity. See “Technology and Telecommunications—Operating Systems and Telephony.” We manage our production capacity and human resources holistically to match call arrival patterns, matching staffing to skill sets to meet application complexity and maintaining strict schedule adherence for our agents.
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
Program Implementation
We use an integrated team of professionals to manage the implementation and expansion of client programs. This team is led by a project manager and includes subject matter experts from operations, information technology, human resources, training, quality, sales and account management and compliance. The implementation team serves as the primary interface with our clients’ own implementation resources, is actively involved in the creation of detailed project plans, and is responsible for end-to-end implementation. In addition, we typically provide additional front line supervisors at the outset of a new program to ensure smooth program start-up. The progress of each implementation project is reviewed by our senior executive team on a weekly basis.
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
We utilize a quality monitoring system, across all of our customer care centers (other than our client-owned facilities). We have a quality assurance organization which provides independent, ongoing assessments of program quality through direct monitoring of our customer service representatives’ interactions with customers. We follow a comprehensive quality calibration process, which helps ensure that our representative monitoring and feedback stays aligned with our clients’ view of quality.

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
Technology and Telecommunications
Our technology and telecommunications platform consists of customer care applications, operating systems and telephony. We partner with industry leaders to provide tools that are necessary to maximize our business performance, including voice and data switching, CRM development, quality assurance, workforce administration and data storage and retrieval.
We plan to continue to invest in technology in order to expand our capacity, update and enhance our internal capabilities, and continue to provide reliable voice and data networks, operational support systems and customized application solutions to our clients. We also will continue to invest in both established and emerging call center technologies in order to fully optimize our operational performance and quality. We are committed to protecting sensitive customer data and utilize industry accepted technologies and processes to meet our clients’ needs.
Customer Care Applications
Our customer care application strategy is to continually upgrade our capabilities within our flexible and robust multi-channel technology solution. Each application is customized to efficiently manage the unique customer inquiries that occur in our core industries and meet market specialization, channel specific needs and complex architecture/process integration.
We maintain open-system thin-client platforms in which we develop customized (multi-channel) application solutions for our clients. Developed on third-party, industry-standard platforms, we maintain a library of redeployable, proprietary code to develop new client solutions. We have also invested in open-system integration layers (third-party middleware) that allow us to integrate our solutions with our clients’ systems infrastructure. These solutions allow for enhanced information exchange with our clients which improves overall performance and results in an enhanced customer experience.
We have developed a fully integrated web-based reporting system tool that provides real-time and historic productivity data from a secure site and communicates the data with a comprehensive set of detailed interaction reports. Reports are also routinely customized, leveraging internal and client-based data to meet individual clients’ requirements.
Operating Systems and Telephony
We have operational support systems that we deploy in each of our customer care centers. We use leading workforce management platforms to maximize our ability to forecast interaction volumes, schedule customer service representatives, monitor adherence to scheduled hours in order to meet fluctuating client needs and maximize agent productivity, and to provide quality assurance. We believe these platforms, in concert with internally developed best practices, improve our ability to provide high quality and efficient services to our clients.
We deploy VOIP (voice over internet protocol) technology to support both our domestic and international advanced routing requirements. The investment in this flexible, scaleable and cost effective technology improves our responsiveness to client requirements. This technology also enables us to increase capacity utilization by effectively balancing call demands across multiple call centers.
We continue to use leading technology to support our atHOME™ agent program. We believe we can enhance workforce optimization and improve quality on certain programs by using agents that work from their own homes. We have built an internal infrastructure to support this program and provide all of the necessary equipment to agents we deploy in this fashion. All supporting systems have been fully integrated to ensure synergy with our customer care center operations.
We also maintain a number of internal systems to support our business. Anchored by a commercially available enterprise financial platform, we use a combination of internally developed and third-party add-on systems to measure our business. We have made significant efforts to build and maintain systems and processes that ensure regulatory compliance at all levels of the organization.

We contract with multiple, well-established leading providers for domestic and international voice and data services. We currently obtain pricing based on volume commitments obligating us to pay for a minimum usage regardless of whether such minimum services are used.
System Architecture and Redundancy
Our total systems architecture incorporates advanced telephony and network switching technologies, interactive voice response, speech recognition, email, on-line chat, web collaboration, facsimile, customer relationship management solutions, knowledge-based tools, quality, workforce management, training, and reporting platforms. These tools are used to create specific solutions for our clients offering them a comprehensive set of customer care solutions.
All of the above solutions are supported by a number of back-end production systems that consolidate, process, and transfer data. A technology recovery plan has been developed to address interruptions in voice and data services and equipment malfunctions and is tested regularly. We also develop and maintain technology continuity plans for clients which are tailored to their unique requirements. Additionally, we maintain fail over voice capacity and a fully redundant data infrastructure as part of our technology disaster recovery strategy. See Item 1A of this Annual Report on Form 10-K under the caption “Circumstances outside our control such as typhoons, earthquakes, floods and other acts of God, political instability, equipment malfunction, telephone or data service interruptions, changes in the telecommunications market, war and terrorism could seriously harm our domestic or off-shore business.”
Client Relationships
We provide services to our clients under written contracts which generally provide for engagements of one to five years. Most contracts permit clients to terminate for convenience on short notice. Some provide us with a similar right to terminate without cause. Many contracts for customer care services require adherence to a termination schedule allowing for the gradual reduction of services over three-month to six-month periods. We have, however, historically established long-term relationships with many of our clients. The duration of our relationships with clients who represent more than 10% of our annual fiscal year 2008 revenue range in duration from four to thirteen years.
Client contracts require that we bill for our services based on all time worked by customer service representatives, time spent interacting with customers or on a per call or per transaction basis. Time can be billed by the hour or phone minute. Billing for phone minutes of service requires greater customer service representative productivity to achieve an equivalent hourly rate. Billing on a per call or per transaction basis shifts additional operational risk to us, since managing the duration of each call is critical to achieving efficiency under this pricing method.
We are generally subject to varying client quality and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may provide bonus opportunities or, conversely, may subject us to penalties.
Overall, the profitability of a particular client contract is impacted by numerous factors including: whether we bill the client based on time spent for all staff hours, on a per call or on a per minute basis; our ability to effectively implement the program and reach our anticipated productivity and performance metrics; our ability to efficiently service the clients’ business and perform at the required quality and service levels demanded by the client over the contract term, and; whether we are incurring penalties or being paid a bonus for our performance. See Item 1A of this Annual Report on Form 10-K under the captions “Our financial results depend on our ability to effectively manage our production capacity and our workforce.” and “Our success is subject to the terms of our client contracts.”
Competition
We operate in a fragmented and highly competitive growing market. Our competitors range in size from small firms offering specialized applications to large firms that have more financial resources that enable them to invest more aggressively in growing their business.
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

In our opinion, several significant factors impact the current competitive environment: (1) intensifying competition is putting pressure on clients and prospective clients to provide higher quality customer service while containing costs and improving margins; (2) outsourcing is becoming more prevalent and accepted in our core industries as threshold concerns regarding customer privacy and information security have been addressed; (3) the growth in off-shore capacity, which offers lower pricing than domestic capacity, largely due to the cost of labor differential; (4) increased competition for labor, and (5) technology advances. Such factors, when combined, are causing clients and prospective clients to demand more competitive pricing and higher quality service. See Item 1A of this Annual Report on Form 10-K under the caption “We operate in a highly competitive environment.”
Government Regulation and Industry Self-Regulation
Our business is subject to varying degrees of governmental regulation. In addition, several of the industries in which our clients operate are similarly regulated, particularly the healthcare, telecommunications and financial services industries. Federal and state laws governing consumer privacy, the collection, use and security of consumer data, the use and disclosure of customer proprietary network information, the sale of insurance products, mortgage banking activities and the operations of healthcare and pharmaceutical businesses impose regulatory and licensing obligations on us. There are also self-imposed industry standards that apply to the use and security of certain consumer data. In addition, both federal and state laws regulate telephone solicitations to residential customers. Finally, our Part D Medicare enrollment and customer care programs are subject to the rules and regulations of the Center for Medicare Services.
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
See Item 1A of this Annual Report on Form 10-K under the captions “Our business and our clients’ businesses are subject to federal and state regulation and industry standards” and “Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation, penalties and may cause us to lose clients.”
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
We derive a substantial portion of our revenue from a small number of clients. Most of our revenue is concentrated in the healthcare, business services, communications, and publishing industries. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our larger clients or maintain our current volume or margins with these clients. Should we lose a client or experience a reduction in demand for our services from, or decline in the profitability of, a large client, we may not be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits or terminate such client relationships. Our five largest clients accounted for approximately 78% of our fiscal year 2008 revenue and our ten largest clients accounted for approximately 90% of our fiscal year 2008 revenue.
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
Our business may be affected by the performance of our clients and general economic conditions.
In substantially all of our client programs, we generate revenue based, in large part, on the amount of time our employees devote to our clients’ customers. Consequently, the amount of revenue generated from any particular client program is dependent upon consumers’ interest in and use of our client’s products and/or services, which may be adversely affected by general economic conditions. Our clients may not be able to market or develop products and services that require their customers to use our services, especially as a result of the recent downturn in the U.S. and worldwide economy. Furthermore, a decline in our client’s business or performance, including possible client bankruptcies, could impair their ability to pay for our services. We currently provide customer care services for several publishing clients and while this accounts for less than 10% of our annual revenue, the publishing business continues to experience a significant downturn in their industry. Although we currently do not anticipate payment issues with our major clients, our business, financial condition, results of operations and cash flows would be adversely affected if any such clients were unable or unwilling, for any reason, to pay for our services.
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
We periodically assess the long-term capacity of our customer care centers, both domestically and off-shore, including the ability to accommodate new and expanded programs and clients, and make strategic decisions regarding the opening or expansion of customer care centers. We use a workforce administration platform which allows us to more effectively manage our employees’ time, quickly respond to changing client needs and maximize our workforce productivity. There can be no assurance that we will be able to achieve optimum capacity utilization, maximize the productivity of our workforce or keep pace with the anticipated growth in demand for our services. If we maintain idle production seats or fail to effectively manage our workforce productivity, our business, results of operations, liquidity or financial condition may be materially and adversely affected. See Item 1 of this Annual Report on Form 10-K under the caption “Operations and Capacity Utilization.”

Our success is subject to the terms of our client contracts.
Most of our client contracts do not have minimum volume requirements and the profitability of each client program may fluctuate, sometimes significantly, throughout various stages of a program. Certain contracts have performance-related bonus and/or penalty provisions, whereby the client may pay us a bonus or we may have to issue a credit based upon our meeting, or failing to meet, agreed-upon service levels and performance metrics. Our objective is to sign multi-year contracts with our clients. However, our contracts generally enable the clients to terminate the contract for convenience or reduce customer interaction volumes. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration date, that the volume of services for these programs will not be reduced or that we will be able to avoid penalties or earn performance bonuses. In addition, there can be no assurance that each client program will be profitable for us or that we will be able to terminate unprofitable client relationships without incurring significant liabilities. The loss of one or more of our significant clients, the substantial reduction of the amount of services we perform for a significant client, the payment of penalties for failure to meet performance metrics, an unprofitable client or client program or our inability to terminate an unprofitable client contract could have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Item 1 of this Annual Report on Form 10-K under the caption “Client Relationships.”
Our success depends on our ability to sustain profitability.
We have experienced operating losses during four of the last five fiscal years and while we reported income before taxes of $3.1 million for fiscal year 2008, we have not been able to deliver consistently improving financial results prior to this year. Failure to realize continued improvements in key operating and financial metrics driven by reducing costs and achieving efficiencies could materially adversely affect our business, results of operations, liquidity and financial condition.
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
Our current loan agreement provides us with a $40.0 million revolving loan facility which expires in May 2011 (Revolving Loan Agreement). At the end of fiscal 2008, we had drawn $6.1 million against this revolving loan facility. Our ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, our lenders retain certain reserves against otherwise available borrowing capacity. Of our undrawn capacity of $33.9 million at the end of fiscal 2008, approximately $22 million was available based upon borrowing base calculations. Our current loan agreement requires us to comply with certain financial and other covenants, including limitations on the amount of our capital expenditures, the maintenance of a minimum fixed charge coverage ratio, and prohibits us from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments. These limitations may affect our liquidity and limit our ability to make capital expenditures. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreement. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreement or, in the event of non-compliance, that we will be able to obtain waivers or amendments from our lenders.
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
In particular, we serve an increasing number of U.S. clients from our customer care centers in the Philippines. Contracts with these clients are typically priced in U.S. dollars while costs incurred in operating the centers are denominated in the Philippine peso, which presents a foreign currency exchange risk to us, the amount of which increases as our off-shore operations continue to grow. We have, from time to time, taken limited actions, such as using foreign currency forward contracts, to attempt to mitigate our currency exchange exposure. However, there can be no assurance that we will take any actions to mitigate such exposure in the future and if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material impact on our future operating results, liquidity and financial condition.

In addition, we benefit from an income tax holiday as a Philippine Economic Zone Authority (PEZA) registrant. We are required to comply with certain financial metrics to continue to qualify for the income tax holiday. There can also be no assurance that we will continue to meet the requirements necessary to enjoy the continued benefits of the PEZA income tax holiday or that the Philippine government will not eliminate or change these requirements in the future. Our inability to realize continued benefits from this income tax holiday could have a material adverse effect on our results of operations, liquidity and financial condition.
Our principal shareholder can exercise significant control us.
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
In his role as Chairman, Mr. Schwartz has been involved in an advisory and oversight capacity on certain operational aspects of the Company, particularly with respect to senior management recruiting and transition.
On January 29, 2009, Tresar Holdings LLC, an acquisition vehicle formed by Mr. Schwartz, announced that it had informed our Board of Directors that it was proposing to acquire all of the outstanding shares of common stock of the Company, other than shares held by Mr. Schwartz, and certain related holders, for a per share purchase price of $1.61 in cash.
On March 9, 2009, we announced that the special committee of our Board of Directors and Tresar Holdings LLC had jointly agreed not to further pursue Tresar Holdings’ proposal to acquire the remaining outstanding shares of our common stock not currently held by Theodore G. Schwartz, our Founder and Chairman, and certain related holders. Tresar Holdings withdrew its proposal.
Our success depends on key personnel.
Our success depends in large part upon the abilities and continued service of our executive officers and other key employees. There can be no assurance that we will succeed in returning to consistent and improving profitability. See Item 1A of this Annual Report on Form 10-K under the caption “Our success depends on our ability to sustain profitability.” The loss of, or failure to motivate, key officers and employees could have a material adverse effect on our business, results of operations, liquidity and financial condition.
We operate in a highly competitive environment.
The outsourcing of customer care services is a highly competitive, growing market and such competition may intensify in the future. Our competitors range in size from small firms offering specialized applications to large firms operating in the broader business process outsourcing market. Many of our competitors have greater resources and capabilities than we do. In addition, market factors are causing clients and prospective clients to demand more competitive pricing and higher quality service. See Item 1 of this Annual Report on Form 10-K under the caption “Competition.” There can be no assurance that we can successfully compete in this environment.
Our ability to compete will depend on a number of factors, including our ability to initiate, develop and maintain new client relationships, expand existing client programs, staff and equip suitable customer care facilities in a timely manner, and develop new solutions and enhance existing solutions we provide to our clients.
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

Further, we believe several other factors may affect the demand for our services. The increased use of telephone-based technologies, such as interactive voice response systems, and increased use of the internet could reduce the demand for certain of our customer care offerings. In addition, there may be political concern regarding the movement of service jobs off-shore which could result in potentially adverse legislation, and there can be no assurance that we will be able to anticipate and successfully respond to all such trends in a timely manner.

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
Our success is dependent on the continued operation of our customer care centers. In the event of fire, power loss, typhoon, earthquake, flood or other natural disaster, political instability, and other similar events, the operation of one or more customer care centers could be temporarily or permanently interrupted. If we experience a temporary or permanent interruption at one or more of our customer care centers our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Our Philippine operations are more at risk to adverse weather conditions, including typhoons. We maintain property and business interruption insurance, however, such insurance may not adequately compensate for any losses we may incur.
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
Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation, penalties and may cause us to lose clients.
We are dependent on IT networks and systems to process, transmit and store electronic information and to communicate among our locations and with our partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or customer data. As a result, we are subject to numerous federal and state laws and regulations designed to protect this information. See Item 1 of this Annual Report on Form 10-K under the caption “Government Regulation and Industry Self-Regulation.” If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, financial condition, results of operations and cash flows.

Our business and our clients’ businesses are subject to federal and state regulation and industry standards
Our business is subject to varying degrees of governmental regulation. In addition, several of the industries in which our clients operate are similarly regulated, particularly in the telecommunications, healthcare, and financial services industries. Finally, certain of our activities are subject to self-regulatory standards established by the industries in which our clients operate.
Federal and state laws governing consumer privacy, the collection and use of consumer data, the use and disclosure of customer proprietary network information, the sale of insurance products, mortgage banking activities and the operations of healthcare and pharmaceutical businesses, and industry standards regarding the security of credit card information, impose regulatory and licensing obligations on us. In addition, federal and state laws regulate telephone solicitations to consumers. Finally, our Part D Medicare enrollment and customer care programs are subject to the rules and regulations of the Center for Medicare Services. See Item 1 of this Annual Report on Form 10-K under the caption “Government Regulation and Industry Self-Regulation.”
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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 28, 2008, our corporate headquarters was located in Bannockburn, Illinois in leased facilities consisting of 9,936 square feet of office space rented under a lease that expires in October 2011. Our main data center is located within our 54,600 square foot facility in Cedar Rapids, Iowa. We owned this facility until October 10, 2006 at which time the property was sold in a sale-leaseback transaction that resulted in a net gain of $0.8 million. In accordance with SFAS No. 28 “Accounting for Sales with Leaseback”, the gain has been deferred and is being amortized over the terms of the individual lease-back agreements.
We lease all of the other non-client owned facilities on what we believe are commercially reasonable terms. The leases for our facilities generally have terms ranging from one to ten years and typically contain renewal options. We believe that our existing facilities are suitable and adequate for our current operations, but additional facilities may be required to support our growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.
As of December 28, 2008, we operated customer care centers and workstations in the following locations:

Number of
Customer Care Center Locations	Workstations
Tuscon, Arizona	545
Tampa, Florida (client owned)	677
Davenport, Iowa	674
Cedar Rapids, Iowa	385
Utica, New York	329
Corpus Christi, Texas	318
Newport News, Virginia (client owned)	761
Green Bay, Wisconsin	632
LaCrosse, Wisconsin	366

Total US	4,687

Alabang, Muntilupa City, Philippines	1,214
Alabang, Muntilupa City, Philippines	416
Cubao, Quezon City, Philippines	1,637
Palo, Leyte, Philippines (1)	—

Total Philippines	3,267

Total all customer care center locations	7,954

(1)	As of December 1, 2008, we began construction on our fourth customer care facility in the Philippines. This facility opened during the first quarter of 2009.
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
On or about February 10, 2009, the Company was served with a purported class action complaint filed on or about February 6, 2009. The complaint was filed in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois against the Company, all of its directors and Tresar Holdings LLC (“Tresar”). The complaint alleges that the directors breached their fiduciary duties of good faith, loyalty, fair dealing and due care. The complaint also alleges that Tresar and Theodore G. Schwartz aided and abetted the directors in breaching their fiduciary duties. The action is in its very early stages and has not yet been certified by the court as a class action. The Company believes that the complaint is without merit and intends to defend the lawsuit vigorously.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Position

Michael P. Marrow	51	President and Chief Executive Officer

Arthur D. DiBari	51	Senior Vice President, Operations

Joseph R. Doolan	45	Vice President and Controller

Mark E. McDermott	48	Vice President and Chief Information Officer

Robert B. Nachwalter	38	Senior Vice President, General Counsel and Corporate Secretary

Andrew B. Szafran	42	Senior Vice President and Chief Financial Officer
Michael P. Marrow joined us in February 2008 as President and Chief Executive Officer. From January 2003 to February 2008, Mr. Marrow was employed by Affiliate Computer Systems, Inc. where he held a variety of positions, most recently Managing Director of Emerging Markets.
Arthur D. DiBari joined us in March 2008 as Senior Vice President of Operations. From February 2004 to February 2008, Mr. DiBari was employed by Affiliate Computer Systems, Inc. where he held a variety of positions, most recently Regional Vice President for the Emerging Markets Group. From 1997 to 2004, Mr. DiBari was employed by Aegis Communications Group, Inc. where he was the Senior Vice President of Operations.
Joseph R. Doolan joined us in January 2006 as Vice President and Controller. From April 2004 to January 2006, Mr. Doolan was employed by CNH Capital, where he held various positions, most recently Vice President, Controller. Prior to joining CNH Capital, Mr. Doolan was Controller at GE Healthcare Financial Services from 2002-2003.
Mark E. McDermott joined us in March 1996 and is currently Vice President and Chief Information Officer. Mr. McDermott previously served in a number of operational and information technology related positions within the Company.
Robert B. Nachwalter, Senior Vice President, General Counsel and Corporate Secretary, joined us in November 2008. From April 2006 to November 2008, Mr. Nachwalter served as Senior Vice President, General Counsel and Corporate Secretary for Whitehall Jewelers Holdings, Inc. From May 2003 to April 2006, Mr. Nachwalter was senior legal counsel with Ryder System, Inc.
Andrew B. Szafran joined us in May 2008 as Senior Vice President and Chief Financial Officer. From June 2002 to June 2007, Mr. Szafran was employed by Communications Supply Corp. where he served as the Vice President and Chief Financial Officer. From 1995 to 2002 Mr. Szafran was employed by Alliant Exchange, Inc. and its affiliate Alliant Foodservice, Inc. where he held a variety of financial management positions, most recently, Senior Vice President — Finance.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are quoted on the NASDAQ Global Market under the symbol “APAC.” The following table sets forth, for the periods indicated, the high and low closing prices of our common shares as reported on the NASDAQ Global Market during such periods.

	High	Low
Fiscal Year 2008:
First Quarter	$1.35	$0.68
Second Quarter	$1.64	$0.74
Third Quarter	$2.39	$1.16
Fourth Quarter	$2.17	$0.98

	High	Low
Fiscal Year 2007:
First Quarter	$5.18	$3.57
Second Quarter	$4.85	$2.41
Third Quarter	$3.15	$2.02
Fourth Quarter	$2.64	$1.00
As of February 27, 2009, there were approximately 940 holders of record of our common shares. We did not pay any dividends on common shares in fiscal years 2008 or 2007. We currently intend to retain future earnings to finance our growth and development and, therefore, do not anticipate paying any cash dividends or making purchases of any common shares in the foreseeable future. In addition, our revolving loan agreement restricts the payment of cash dividends and the repurchase of common shares. See Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources —Bank Financing.” Payment of any future dividends or purchases of any common shares will depend upon the future earnings and capital requirements and other factors our Board of Directors considers appropriate. See Item 12 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities
	(a) Total		(c)Total Number	(d) Maximum Number
	Number of		of Shares (or	(or Approximate Dollar
	Shares (or	(b) Average	Units) Purchased	Value) of Shares (or
	Units)	Price Paid	as Part of Publicly	Units) that May Yet Be
	Purchased	per Share	Announced Plans	Purchased Under the
Period	(1)	(or Unit)	or Programs	Plans or Programs
12/30/2007 – 1/27/2008	—	$—	—	$—
1/28/2008 – 2/24/2008	31,509	1.00	—	—
2/25/2008 – 4/27/2008	—	—	—	—
4/28/2009 – 5/25/2008	14,725	1.12	—	—
5/26/2008 – 9/28/2008	—	—	—	—
9/29/2008 – 10/26/2008	959	1.20	—	—
10/27/2008 – 12/28/2008	—	—	—	—

Total	47,193	$1.04	—	$—

(1)
During fiscal year 2008, we repurchased 47,193 shares of common stock at an average price of $1.04 per share related to employee withholding tax upon the full vesting of previously issued non-vested shares. Of this amount, 959 shares remained in treasury at December 28, 2008. We did not repurchase any common shares during 2007.

The following graph sets forth a comparison of the cumulative total shareholder return on our common shares for the period beginning December 26, 2003, and ending December 26, 2008, as compared with the cumulative total return of the S&P 500 Index and a Peer Group Index. The Peer Group consists of: Convergys Corp., ICT Group, Inc., Startek, Inc., Sykes Enterprises, Inc., and Teletech Holdings, Inc. The total shareholder return for each company in the Peer Group has been weighted according to the company’s stock market capitalization. This graph assumes an investment of $100 in each of our common shares, the S&P 500 Index and the Peer Group Index on December 26, 2003, including reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
The following unaudited selected financial data should be read in conjunction with Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and the related notes appearing in Item 8 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended(1)
	December 28,	December 30,	December 31,	January 1,	January 2,
	2008	2007	2006	2006	2005
	(Dollars in thousands, except share data, statistical data and notes)
Operating Data:
Net revenue	$248,799	$224,683	$224,297	$239,845	$273,239
Cost of services(6)	207,953	203,880	197,881	218,121	240,882

Gross profit	40,846	20,803	26,416	21,724	32,357
Selling, general and administrative expenses(5)(6)	30,148	28,362	31,279	33,372	38,613
Restructuring and other charges(2)	3,635	1,632	2,384	8,216	1,873
Asset impairment charges(3)	—	—	—	10,886	2,234

Total operating expenses	33,783	29,994	33,663	52,474	42,720

Operating income (loss)	7,063	(9,191)	(7,247)	(30,750)	(10,363)
Other income	(347)	(249)	(101)	(600)	(361)
Interest expense, net	4,358	3,537	2,013	1,408	620
Income tax provision (benefit) (4)	33	(17,568)	21,380	(9,160)	(4,123)

Net income (loss)	$3,019	$5,089	$(30,539)	$(22,398)	$(6,499)

Net income (loss) per share:
Basic	$0.06	$0.10	$(0.62)	$(0.45)	$(0.13)
Diluted	$0.06	$0.10	$(0.62)	$(0.45)	$(0.13)

Weighted average shares outstanding:
Basic	50,424	49,800	49,458	49,455	49,453
Diluted	50,477	52,019	49,458	49,455	49,453

Balance Sheet Data:
Cash and cash equivalents	$618	$1,426	$1,305	$960	$271
Working capital (deficit)(7)	(1,549)	645	(16,679)	(7,685)	8,511
Capital expenditures, net	5,810	12,827	10,713	8,699	11,206
Total assets	76,564	89,926	92,054	110,353	119,533
Short-term debt	6,100	14,707	14,378	11,971	313
Long-term debt, less current maturities	—	11,600	4,400	—	—
Shareholders’ equity	35,420	33,381	23,306	51,874	74,163
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

The fiscal years presented are as follows:

Fiscal Year	Fiscal Year End
2004	January 2, 2005
2005	January 1, 2006
2006	December 31, 2006
2007	December 30, 2007
2008	December 28, 2008

(2)
We recorded restructuring charges in each of the fiscal years presented in the “Selected Financial Data” table noted above. For fiscal years 2008, 2007 and 2006, see Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. We recorded $8.2 million of restructuring and other charges in fiscal year 2005 which included $7.7 million of restructuring charges and $0.5 million of other charges. The restructuring charges consisted of $4.9 million and $0.5 million, respectively, for the write-off of property and lease termination and other costs associated with the reduction of our corporate office space in Deerfield, Illinois and the closure of seven additional customer care centers and $2.3 million in severance costs related to the elimination of administrative and support positions. Restructuring charges totaled $2.0 million in fiscal year 2004, partially offset by the reversal of $0.2 million in prior year charges not utilized. The 2004 restructuring charges consisted of $1.5 million in severance costs related to the elimination of administrative and support positions and $0.5 million for the write-off of property and lease termination and other costs associated with the closure of three customer care centers.

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

(5)
Effective January 2, 2006, we adopted FASB Statement No. 123(R) “Share-Based Payments”. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. Total stock-based compensation expense which is included in selling, general and administrative expenses was $1.3 million for fiscal year ended December 28, 2008 and $1.5 million for the fiscal years ended December 30, 2007 and December 31, 2006.

(6)
We reclassified the following prior year expenses related to workforce management from selling, general and administrative expenses to cost of services to more appropriately reflect the nature of these expenses: 2006 $0.8 million; 2005 $1.0 million and 2004 $1.1 million.

(7)	We reclassified deferred rent of $3.1 million from current accrued liabilities to other liabilities for the period ended December 30, 2007.

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
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment, and financial services industries. As of December 28, 2008, we operated thirteen customer care centers: seven domestic, two domestic client-owned facilities and four international centers located in the Philippines. The construction of our newest center in Leyte Province, Philippines was the only change to the number or locations of our facilities in 2008. As of December 28, 2008, our domestic operations consisted of approximately 4,700 workstations and our off-shore operations consisted of approximately 3,300 workstations. This compares to approximately 4,600 domestic workstations and approximately 3,000 off-shore workstations as of December 30, 2007.
The period from 1995 through 2005 was one of continual transition as we experienced rapid growth during the telemarketing industry boom, followed by a decline in business resulting from a reduction in volume from several key clients, competitive pressures and regulatory factors affecting the outbound customer acquisition business. In July 2005, we initiated a strategic realignment to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a number of key industries and reposition ourselves for long-term growth and profitability. During 2005, we exited virtually all of our outbound customer acquisition business which represented approximately $40 million in annualized revenue. From January 2005 through December 2007, our realignment of the business resulted in the closure of 16 domestic customer care centers, the relocation of our Corpus Christi, Texas customer care center to a smaller facility and the downsizing of our Tucson, Arizona facility. During this same period, we invested heavily in the growth of our off-shore capacity in the Philippines and increased our off-shore revenue, opening our second customer care center in the Philippines in the second half of 2006. We completed the construction of our third customer care center in the Philippines in the first quarter of 2007. In May 2007, we added over 675 seats domestically when we began managing a second facility in our business services vertical.
Increased client demand has resulted in the continued expansion of capacity of our domestic customer care centers located in Cedar Rapids and Davenport, Iowa and Tucson, Arizona in the third fiscal quarter of 2008. Additionally, in the fourth quarter of 2008, we began the build-out of our fourth off-shore customer care center in the Philippines.
In February 2008, Michael P. Marrow was appointed our new President and CEO. Since joining us, Mr. Marrow has assembled a team of talented mid- and senior-level managers, many of whom have deep experience in running successful outsourced call center operations, as well as senior-level managers with significant turnaround experience. The entire organization, under Mr. Marrow’s leadership, has transformed our Company into what we believe to be a more efficient and productive operation, which has returned us to a profitable operating model. During 2008, we restructured operations resulting in the reduction of overhead costs and headcount, refinanced our debt, and took steps to improve our operating efficiencies. We continue to see an immediate impact from these and other cost savings initiatives resulting in fourth quarter net income of $5.1 million; our second consecutive quarter of profit, resulting in us being profitable on a full year basis for fiscal year 2008. Additionally, our gross profit margins have increased to 16.4% for the year ended December 28, 2008, from 9.3% in the comparable prior year period. Our focus on improving our financial performance has also resulted in improved cash flow and lower levels of debt.

In June 2008, our Cedar Rapids, Iowa facility was impacted by unprecedented flooding in the area. We immediately implemented our business continuity plans, resulting in minimal disruption to most of our affected clients and employees. We incurred operating expenses and acquired replacement assets necessary to continue operations totaling approximately $0.9 million, all of which have been fully offset by insurance recoveries. In addition, $0.1 million of insurance recoveries were related to credits issued to clients affected by the disruption.
Business Outlook
For 2009, we believe that we are better positioned to realize the long-term potential of our business and will continue to improve our financial performance. We will continue to focus on providing customized, high quality customer care services and solutions to market leaders in industries that place significant value on long-term customer relationships. Our high level growth strategy is to continually provide the highest level of quality services to our clients. We will strive to operate as efficiently as possible, optimizing our capacity and maximizing our utilization, in order to achieve our target markets. We expect to achieve growth both with existing and new clients. We intend to expand our service offerings globally. We will add new centers on the basis of client needs. Through growth, we seek to diversify our client base and reduce client concentration. We also manage our business with a goal of leveraging our expense base and increasing cash flow.

Results of Operations
The following table sets forth selected information about our results of operations for fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 (fiscal years 2008, 2007, and 2006, respectively). Certain additional components of cost of services have been included as we believe they enhance an understanding of our results of operations.

	For the Fiscal Year Ended (1)
	December 28,	December 30,	December 31,	2008 vs 2007	2007 vs 2006
	2008	2007	2006	% Fav (Unfav)	% Fav (Unfav)
	(Dollars in thousands, except statistical data and notes)

Net revenue	$248,799	$224,683	$224,297	10.7%	0.2%

Cost of Services:
Direct labor	143,500	134,137	129,839	(7.0)	(3.3)
Other facility expenses	64,453	69,743	68,042	7.6	(2.5)

Total cost of services	207,953	203,880	197,881	(2.0)	(3.0)

Percentage of revenue	83.6%	90.7%	88.2%	*	*

Gross profit	40,846	20,803	26,416	96.3	(21.2)
Gross profit margin	16.4%	9.3%	11.8%	*	*

Operating Expenses:
Selling, general & administrative expenses	30,148	28,362	31,279	(6.3)	9.3
Restructuring and other charges	3,635	1,632	2,384	(122.7)	31.5

Total operating expenses	33,783	29,994	33,663	(12.6)	10.9

Operating income (loss)	7,063	(9,191)	(7,247)	176.8	(26.8)
Other income	(347)	(249)	(101)	39.4	146.5
Interest expense, net	4,358	3,537	2,013	(23.2)	(75.7)

Income (loss) before income taxes	3,052	(12,479)	(9,159)	124.5	(36.2)
Provision (benefit) for income taxes	33	(17,568)	21,380	*	*

Net income (loss)	$3,019	$5,089	$(30,539)	40.7%	116.7%

(1)	We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks.

*	Means that the percentage change is not meaningful.

Non-GAAP Financial Measures
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use EBITDA, which is defined as a non-GAAP financial measure. The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. The items excluded from this non-GAAP financial measure are significant components of our financial statements and must be considered in performing a comprehensive analysis of our overall financial results.
We believe this non-GAAP financial measure provides meaningful supplemental information and is useful in understanding our results of operations and analyzing trends because it excludes certain charges such as interest, taxes and depreciation and amortization expenses that are not part of our ordinary business operations.
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
We believe that this non-GAAP financial measure is useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision making. In addition, we believe investors, analysts and lenders benefit from referring to this non-GAAP financial measure when assessing our performance and expectations of our future performance. However, this information should not be used as a substitute for our GAAP financial information; rather it should be used in conjunction with financial statement information contained in our Consolidated Financial Statements presented in accordance with GAAP.
We use consistent methods for computation of non-GAAP financial measures. Our calculations of non-GAAP financial measures may not be consistent with calculations of similar measures used by other companies. The accompanying notes have more details on the GAAP financial measure that is most directly comparable to our non-GAAP financial measure and the related reconciliation between these financial measures.

	For the Fiscal Year Ended (1)
	December 28,	December 30,	December 31,	2008 vs 2007	2007 vs 2006
	2008	2007	2006	Fav (Unfav)	Fav (Unfav)
	(Dollars in thousands, except statistical data and notes)
EBITDA (2)	$19,477	$5,170	$5,320	276.7%	(2.8)%

Statistical Information:
Number of customer care centers
Domestic	9	9	8	—	1
Off-shore	4	3	3	1	—

Total	13	12	11	1	1

Number of workstations, end of period
Domestic	4,687	4,597	4,730	90	(133)
Off-shore	3,267	2,944	2,098	323	846

Total	7,954	7,541	6,828	413	713

See accompanying Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures.

(1)	We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks.

(2)	We define EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation and amortization, and interest expense.

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

EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	For the Fiscal Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
	(Dollars in thousands)
Net income (loss)	$3,019	$5,089	$(30,539)

Interest expense	4,358	3,537	2,013
Income tax provision (benefit)	33	(17,568)	21,380
Depreciation and amortization	12,067	14,112	12,466

EBITDA	$19,477	$5,170	$5,320

Fiscal Year 2008 Results of Operations Compared to Fiscal Year 2007 Results of Operations
Net revenue increased 10.7% to $248.8 million in fiscal year 2008, as compared to $224.7 million in fiscal year 2007. The increase in revenue of $24.1 million is primarily driven by growth with existing and new clients of $46.0 million driven by increased volume across the healthcare, business services, communications, publishing, and travel and entertainment verticals. This was partially offset by the decline in revenue from exited businesses consisting of $7.5 million from the seasonal Medicare Part D program, $6.4 million from marketing driven campaign business in the financial services vertical, $3.1 million from the exit of a retail client, $1.7 million from the exit of a client in the travel and entertainment vertical, and $2.6 million of other business. Our revenue was also impacted, on net, by $0.6 million due to the migration of certain domestic business offshore.
Cost of services increased $4.1 million, or 2.0%, to $208.0 million in fiscal year 2008, from $203.9 million in fiscal year 2007. Direct labor increased $9.4 million, or 7.0%, primarily driven by higher volume off-shore and in the domestic business services vertical, coupled with higher wages rates, partially offset by lower direct wages driven by volume in other domestic services verticals. Facility and other costs declined by $5.3 million, or 7.6%, primarily due to lower domestic facility and other costs of $6.4 million, partially offset by higher off-shore facility and other costs of $1.1 million. The decline in domestic facility and other costs was driven by lower facility costs of $2.6 million, primarily from the relocation of our Corpus Christi, Texas customer care center and the downsizing of our Tucson, Arizona customer care center in 2007. Other domestic customer care center operating expenses declined by $3.8 million as a result of cost savings initiatives. The increase in off-shore facility and other costs was driven by the expansion of the third Philippine customer care center. Cost of services as a percentage of revenue declined to 83.6% for fiscal year 2008 from 90.7% for fiscal year 2007 driven by cost savings initiatives.
Gross profit increased $20.0 million, or 96.3%, to $40.8 million for fiscal year 2008, as compared to $20.8 million for fiscal year 2007, primarily due to an increase in off-shore volume, increased gross profit from domestic volume in our business services vertical, and lower domestic cost of services resulting from our cost savings initiatives. Gross profit margin increased to 16.4% for fiscal year 2008 from 9.3% for fiscal year 2007 due to cost savings initiatives and lower domestic facility costs.
Selling, general and administrative expenses were $30.1 million, an increase of $1.8 million from $28.4 million for fiscal year 2007. The increase is primarily due to a $2.6 million increase in compensation and benefits for incentive compensation and charges for doubtful accounts of $1.5 million associated with clients primarily in the retail and publishing verticals, partially offset by lower salaries and wages expenses of $1.1 million and $1.2 million of other cost savings obtained through continuing efforts to maintain expense control.
Restructuring and other charges were $3.6 million in fiscal 2008, as compared to $1.6 million in fiscal 2007. We recorded $3.5 million of severance charges in fiscal 2008 related to changes in our executive team and operational and administrative positions. In January 2008, Robert Keller, our former President and CEO, announced his intention to retire. Additionally, several changes in the executive team took place throughout the fiscal year. We also effectively restructured operations resulting in the elimination of approximately 130 operational and administrative positions throughout the Company in 2008. We recorded less than $0.1 million of restructuring charges in fiscal 2008, primarily related to changes in the May 2007 downsizing of our Tucson, Arizona customer care center as a result of delays in subletting space in the center. See Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.
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
Operating income was $7.1 million for fiscal year 2008, an increase of $16.3 million, or 176.8%, as compared to a loss of $9.2 million for fiscal year 2007. The increase was the result of a $20.0 million increase in gross profit, partially offset by a $2.0 million increase in restructuring and other charges and $1.8 million increase in selling, general, and administrative expenses as noted above.
Net interest expense was $4.4 million for fiscal year 2008, an increase of $0.8 million, or 23.2%, as compared to net interest expense of $3.5 million for fiscal year 2007. The increase is driven by the acceleration of deferred financing charges and prepayment fees of $1.8 million due to the early repayment in May 2008 of our loan facilities with LaSalle and Atalaya, and $0.3 million from the change in value of the interest rate swap, partially offset by lower interest expense driven by a decrease in the borrowing rate and lower average debt levels.

EBITDA was $19.5 million, for fiscal year 2008, an increase of $14.3 million, or 276.7%, as compared to $5.2 million for fiscal year 2007. The increase was primarily due to an $18.0 million increase in gross profit, excluding depreciation and amortization expense of $2.0 million, partially offset by a $2.0 million increase in restructuring and other charges and $1.8 million increase in selling, general, and administrative expenses as noted above. More information about this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found in Item 7 of this Annual Report on Form 10-K under the caption “Non-GAAP Financial Measures.”
The tax provision associated with the income before income taxes of $1.2 million for fiscal year 2008 was offset with a corresponding utilization of net operating loss carryforwards. The effective income tax rate for fiscal year 2008 was 1.1% due to the net operating loss carryforwards.
Net income for fiscal year 2008 was $3.0 million, a $15.5 million increase from the 2007 net income, excluding the $17.6 million tax benefit recognized in 2007 related to resolution of the ITI matter. For more information on the recording of the tax benefit, see Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of our accounting policies are considered critical, due to the level of subjectivity and judgment necessary in applying these policies and because the impact of these estimates and assumptions on our financial condition and operating performance may be material. Based on the foregoing, we have identified the following accounting policies and estimates that we believe are most critical in the preparation of our Consolidated Financial Statements: accounting for derivatives, allowance for doubtful accounts, accounting for employee benefits, revenue recognition, intangible assets, restructuring charges, accounting for stock-based compensation and income taxes. We have used methodologies that are consistent from year to year in all material respects, except where we have adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109,” (FIN 48) issued on July 13, 2006 and effective for fiscal years beginning after December 15, 2006, as described in Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Accounting for derivatives
We account for our derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”: as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We use forward contracts to mitigate foreign currency risk and an interest rate swap to mitigate interest rate risk. Our derivatives are designated as cash flow hedges to the extent that the instruments qualify for accounting as a hedging instrument and therefore, the effective portion of gains and losses that result from changes in fair value of the derivative instruments are recorded in accumulated other comprehensive income until the hedged transaction affects income, at which time gains and/or losses are realized. If the instrument does not qualify for accounting as a hedge, the change in the value of the instrument during the reporting period is recorded immediately to earnings. Unrealized gain and unrealized loss in value of outstanding forward contracts was $0.3 million and $0.7 million, respectively, and was recorded in other assets and other liabilities as of December 28, 2008. The interest rate swap does not meet the criteria to be accounted for as a hedge and therefore, the unrealized loss of $0.3 million as of December 28, 2008 was recognized as a component of interest expense in our Statement of Operations.
Changes in the currency exchange rate subsequent to December 28, 2008 will have the impact of increasing or decreasing the forward contract settlement, which is recorded periodically through earnings. A decrease in the U.S. dollar to Philippine peso exchange rate would have the effect of reducing earnings and conversely, an increase in the currency exchange rate would have the effect of increasing earnings. Changes in the LIBOR interest rate subsequent to December 28, 2008 will have the impact of increasing or decreasing the interest rate swap settlement, which is recorded periodically through earnings. A decrease in the LIBOR rate would have the effect of reducing earnings and conversely, an increase in the LIBOR rate would have the effect of increasing earnings.
Allowance for doubtful accounts
We recorded an allowance for doubtful accounts of $1.4 million as of December 28, 2008 based on our assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for certain identified receivables with balances outstanding generally greater than 90 days. An additional allowance for estimated losses on all other receivables is based on their age and our collection history. The collection history is determined based on a range of the average losses incurred in our receivables portfolio over the prior three years. If the financial condition of one or more of our customers were to deteriorate significantly, resulting in a reduced ability to make payments, or our collection history were to materially deteriorate, additional allowances would be required which would have the effect of reducing earnings.
Accounting for employee benefits
We recorded a liability for group health claims of $2.3 million as of December 28, 2008 and workers’ compensation claims of $1.5 million as of December 28, 2008 based on an estimate of claims incurred, but not reported, as well as known claims at the end of a period. The estimate for group health claims is a factor of the number of participants in the medical plan at an estimated average claim per participant. The estimated claim per participant is determined with reference to our average medical costs incurred per participant over the prior five years and other relevant factors. Should actual claims incurred exceed our estimates, we would record an additional liability which results in a charge to earnings. The estimate for workers compensation claims is derived from an analysis performed by actuaries we hire who have expertise in this area. The reserve is based upon outstanding claims from the current and prior years. Unforeseen claims or claims exceeding estimates provided by the actuaries could result in an adjustment to the estimated liability and an additional charge to earnings. Conversely, should favorable trends result in a reduction in the estimates provided by the actuaries, we would reduce our estimated liability which would benefit earnings.

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
Certain client contracts do not provide for separate payment of fees for implementation activities; rather such fees are implicitly included within the rates associated with the ongoing service delivery. For these arrangements, no revenue is recognized related to the implementation activities and specific direct and incremental costs associated with the implementation activities are deferred and amortized over the period the related ongoing service revenue is recognized. Deferred costs were $0.4 million at December 28, 2008. Should the contract with our client terminate before its expected termination period any deferred costs associated with the terminated client would be immediately recorded as a charge to earnings.
In many cases, we are subject to varying client quality, service level, and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may provide bonus opportunities, or conversely, may subject us to penalties, which are recognized as earned or incurred.
Intangible assets
We are required to test goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We are also required to test all other intangible assets for impairment under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators are present, we will perform our evaluation for impairment at that time. Under SFAS No. 144 the evaluation of impairment of intangibles with definite lives is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.
Our identifiable intangible assets include acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $25.2 million as of December 28, 2008. Under the provisions of SFAS No. 142, we amortize intangible assets with definite lives, such as customer relationship intangible assets, over their estimated useful lives. We evaluate the remaining useful life of our customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period.
The customer relationship intangible asset is being amortized on a straight-line basis over the expected period of benefit of 12 years. Annual amortization expense for the existing customer relationships intangible asset is expected to be $2.3 million for fiscal year 2009 and $1.0 million for fiscal year 2010.
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
Accounting for stock-based compensation
We account for stock-based compensation under the provisions of FASB Statement No. 123(R) "Share-Based Payment” (SFAS No. 123(R)). We apply the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective transition method, compensation expense is recognized for all share-based payment awards granted prior to, but not yet vested as of January 2, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In addition, stock-based compensation expense for all share-based payment awards newly awarded after January 2, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees’ service period in selling, general and administrative expenses in the consolidated Statements of Operations in accordance with the classification of the related employees’ compensation and benefits.
There are several assumptions used in calculating the fair value of options and common share awards. The assumptions used in calculating the fair value of options include expected volatility, risk-free interest rate, expected life, and annualized forfeiture rate. The annualized forfeiture rate is also used in calculating the value of common share awards. We estimated the forfeiture rate of 14.4%, volatility ranging between 81% to 93% and expected life for all awards ranging from 2.1 years to 2.4 years based on our experience during the preceding fiscal years. The risk-free interest rate of 2.14% to 3.99% is based on the 10-year treasury bond. Any changes in the assumptions used or future significant awards granted or forfeited will change the future stock compensation expense recorded. An increase in compensation expense will have the effect of reducing earnings, and conversely, a decrease in compensation expense will increase earnings.
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
As required by SFAS 109, we continually review the likelihood that deferred tax assets will be realized in future tax periods under the more-likely-than-not criteria. In making this judgment SFAS 109 requires that all available evidence, both positive and negative, should be considered in determining whether, based on the available evidence, a valuation allowance is required. As of December 28, 2008 we are in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred with the exited outbound customer acquisition business. While we have started to use the net operating losses in fiscal year 2008, due to the cumulative loss position and the uncertainty in the ability to realize forecasted earnings, a valuation allowance of $39.0 million has been established as of December 28, 2008 to fully offset the carrying value of the net deferred tax assets. Should pretax earnings increase in future periods all or a portion of the valuation allowance may be reversed resulting in increased earnings.

Liquidity and Capital Resources
The following table sets forth our consolidated statements of cash flow data for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

	For the Fiscal Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
	(Dollars in thousands)
Net cash provided by operating activities (1)	$25,043	$3,220	$1,903
Net cash used in investing activities	(5,753)	(12,636)	(8,737)
Net cash (used in) provided by financing activities (1)	(18,857)	9,092	7,321
Effect of exchange rates on cash	(1,241)	445	(142)

Net change in cash	$(808)	$121	$345

(1)	We reclassified financing costs of $1.0 million, $0.8 million and $0.4 million from operating activities to financing activities for the fiscal years of 2008, 2007 and 2006, respectively.
Operating Activities
Net cash provided by operating activities increased $21.8 million to $25.0 million in fiscal year 2008 as compared to $3.2 million in fiscal 2007, primarily due to a $20.0 million increase in gross profit, a $1.8 million reduction in deferred financing charges and prepayment fees associated with the early repayment of our loan facilities in May 2008, and a $3.8 million increase in other liabilities, partially offset by increases in selling, general and administrative expenses of $1.8 million and restructuring and other charges of $2.0 million.
Net cash provided by operating activities increased $1.3 million to $3.2 million in fiscal year 2007 as compared to $1.9 million in fiscal 2006, primarily due a $3.7 million decrease in accounts receivable, driven by a 10 day reduction in DSO to 51 days at December 30, 2007, from 61 days at December 31, 2006, a $2.9 million reduction in selling, general and administrative expenses and a decrease in restructuring expenses of $0.8 million, partially offset by the $5.6 million reduction in gross profit and $0.5 million of other net changes in assets and liabilities.
Investing Activities
Net cash used in investing activities decreased $6.9 million to $5.8 million in fiscal year 2008 as compared to fiscal year 2007. Cash used in investing activities in 2008 consisted primarily of $2.1 million in capital expenditures related to client implementations, $1.5 million in capital expenditures and build-out related to our third and fourth customer care centers in the Philippines, $1.3 million for the build-out of our Davenport, Iowa customer care center, net of funding from the landlord, and $1.0 million in continued investment in information technology equipment.
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
Financing Activities
Net cash used in financing activities was $18.9 million for fiscal year 2008, as compared to cash provided by financing activities of $9.1 million in fiscal year 2007. The increase in cash used in 2008 is the result of net payments of $14.0 million as repayment in full of our outstanding term loan with Atalaya, net decreased borrowings of $6.2 million under our Revolving Loan Facility, $1.0 million in financing costs associated with the new debt facility with PNC Bank National Association (PNC) entered into in May 2008 and $0.3 million in cash received from the exercise of stock options.

Net cash provided by financing activities increased $1.8 million to $9.1 million in fiscal year 2007 compared to $7.3 million in fiscal year 2006, primarily as a result of a $4.0 million increase in borrowing under the Term Loan used to fund capital expenditures, a $0.6 million increase in cash received from the exercise of stock options and a $0.5 million increase in financing costs associated with changes in borrowing agreements, offset by additional net payments of $3.3 million under the Revolving Loan Facility.
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
From March 3, 2006 through December 5, 2006, the Restated LaSalle Credit Agreement was amended several times to modify financial covenants and other terms of the facility, and increase the maximum revolving loan limit. Under the terms of Amendment No. 6, LaSalle agreed to increase the maximum revolving loan limit to $35.0 million on December 5, 2006 and ultimately to $37.5 million on April 1, 2007. This amendment also provided $5.0 million in term debt, increasing to $10.0 million on January 1, 2007 and further increasing to $12.5 million on April 1, 2007.
On January 31, 2007, we entered into: (i) a Second Amended and Restated Loan and Security Agreement with LaSalle (Second Restated LaSalle Credit Agreement); and (ii) a Second Lien Loan and Security Agreement with LaSalle (Second Lien Loan Agreement.) The Second Restated LaSalle Credit Agreement provided for a $27.5 million revolving loan facility (Revolving Loan Facility) which expired in October 2010 and the Second Lien Loan Agreement provided for a $15 million term loan which matured in January 2011 (Term Loan). The proceeds of the Term Loan were used to repay our indebtedness to LaSalle under the Restated LaSalle Credit Agreement. For more information, see Note 9 of the Notes to Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K.
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
On January 24, 2008, we entered into: (i) Amendment No. 2 to the Second Restated LaSalle Credit Agreement; and (ii) a Second Amendment to Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the Second Amendments). Pursuant to the terms of the Second Amendments, LaSalle and Atalaya agreed, among other things, to adjust certain financial covenants including the maximum restructuring cash disbursement covenant, the fixed charge coverage covenant, the EBITDA covenant, and the leverage covenant, and add a new capital expenditures covenant. In addition, Atalaya agreed to reduce the voluntary prepayment penalty associated with the Term Loan if the Term Loan was prepaid in full prior to July 1, 2008. As partial consideration for the Second Amendment by Atalaya, we issued a warrant to purchase 512,245 common shares of the Company at an exercise price of $1.05 per share to an affiliate of Atalaya.
On February 29, 2008, we entered into: (i) Amendment No. 3 to the Second Restated LaSalle Credit Agreement; and (ii) a Third Amendment to Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the Third Amendments). Pursuant to the terms of the Third Amendments, LaSalle and Atalaya agreed, among other things, to adjust the EBITDA financial covenant to include an add-back to EBITDA for any non-cash charges related to expenses and costs incurred in connection with the retirement or termination of any of the officers or managers of the Company. In addition, the period of time during which we could voluntarily prepay the Term Loan with Atalaya in full for a lower prepayment penalty was changed. We now had until May 30, 2008 rather than June 30, 2008 to make such a prepayment. As consideration for the Third Amendments by Atalaya, we agreed, among other things, to reduce the exercise price on the warrant to purchase 512,245 common shares of the Company previously issued to an affiliate of Atalaya from $1.05 per share to $0.90 per share. Atalaya has exercised all of their warrants on a cashless basis in the first fiscal quarter of 2009.
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

Borrowings under the Revolving Loan Agreement totaled $6.1 million as of December 28, 2008. We had approximately $34.0 million of undrawn capacity under the Revolving Loan Agreement as of December 28, 2008, of which $22.2 million was available based upon borrowing base calculations. We were in compliance with our financial covenants as of December 28, 2008.
Our ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from our clients. In addition to borrowing against our eligible receivables, we may borrow an additional $9.0 million which is supported by a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, our Chairman and principal shareholder. In connection with the issuance of the Credit Enhancement Letter of Credit, we and TCS entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement). Based upon our performance against these requirements, we anticipate the Credit Enhancement Letter of Credit to be entirely released by PNC by the end of the first quarter of 2009. For more information regarding the Revolving Loan Agreement and the Reimbursement Agreement, see Note 9 of the Notes to Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K.
On June 26, 2008, we entered into an amendment (the Amendment) to the Revolving Loan Agreement in connection with the syndication of that facility. Pursuant to the terms of the Amendment, the Company and PNC agreed to amend the definitions of applicable margin, obligations, and unbilled eligible receivables.
Future Liquidity
We currently expect that our cash balances, cash flow from operations and available borrowings under the Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations as they come due. Our cash flow is significantly impacted by our ability to collect our clients’ accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially and adversely affect the availability of cash to fund operations.
A significant change in operating cash flow or a failure to maintain profitability could have a material adverse effect on our liquidity and our ability to comply with the covenants in our Revolving Loan Agreement. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the Revolving Loan Agreement which would have a material adverse effect on our liquidity and financial condition. There can be no assurances that we will be able to meet the financial and other covenants in our Revolving Loan Agreement. See Item 1A of this Annual Report on Form 10-K under the caption “Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants and funding requirements under our credit facility.”
At the end of fiscal 2008, we had approximately $34.0 million in undrawn, committed capacity under our Revolving Loan Agreement, of which $22.2 million was available based upon borrowing base calculations. We are not aware of any issues with our lenders which might cause funds not to be available for us to draw upon under the terms of our Revolving Loan Agreement.
Off Balance Sheet Arrangements
We currently have a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, the Company’s Chairman and principal shareholder. For more information regarding the Credit Enhancement Letter of Credit, see Note 15 of the Notes to Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K. We do not have any other off balance sheet arrangements other than operating leases.

Contractual Obligations and Commitments
We have the following contractual obligations and commercial commitments:

Payment due by period
	Less than 1	2 to 3	4 to 5	Over 5
	Year	Years	Years	Years	Total
	(Dollars in thousands)
Contractual Obligations:
Operating leases	$8,371	$11,491	$7,032	$8,378	$35,272

Other Commercial Commitments:
Telecommunications commitments	3,621	3,183	—	—	6,804
Letters of Credit	12,466	—	—	—	12,466

Total other commercial commitments	$16,087	$3,183	$—	$—	$19,270

New Accounting Pronouncements
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. Our Revolving Loan Agreement bears interest at floating rates, subjecting us to interest rate risk. To date, the impact from interest rate fluctuations has not been material. In 2008, we entered into a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The objective of the contract is to mitigate the variability in cash flows resulting from changes in the underlying interest rate index or changes in the LIBOR rate.
We prepared a sensitivity analysis of our average debt for the fiscal year ended December 28, 2008, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in our financial structure.
The impact from foreign currency exchange rates has become significant due to the change in the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations in the Philippines. We had not used derivatives to manage this risk prior to September 30, 2007. In October 2007, we commenced a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines’ share of revenue. As of December 28, 2008, forward contracts to purchase 928 million Philippine pesos at a U.S. dollar notional of $19.6 million were outstanding.

Item 8. Financial Statements and Supplementary Data.
The following financial information is included in this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Shareholders of APAC Customer Services, Inc.
We have audited the accompanying consolidated balance sheet of APAC Customer Services, Inc. as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APAC Customer Services, Inc. at December 28, 2008 and December 30, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), APAC Customer Services, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 12, 2009

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	For the Fiscal Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Net revenue	$248,799	$224,683	$224,297
Cost of services	207,953	203,880	197,881

Gross profit	40,846	20,803	26,416
Operating expenses:
Selling, general and administrative expenses	30,148	28,362	31,279
Restructuring and other charges	3,635	1,632	2,384

Total operating expenses	33,783	29,994	33,663

Operating income (loss)	7,063	(9,191)	(7,247)
Other income	(347)	(249)	(101)
Interest expense, net	4,358	3,537	2,013

Income (loss) before income taxes	3,052	(12,479)	(9,159)
Income tax provision (benefit)	33	(17,568)	21,380

Net income (loss)	$3,019	$5,089	$(30,539)

Net income (loss) per share:
Basic	$0.06	$0.10	$(0.62)

Diluted	$0.06	$0.10	$(0.62)

Weighted average shares outstanding:
Basic	50,424	49,800	49,458

Diluted	50,477	52,019	49,458

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 28,	December 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$618	$1,426
Accounts receivable, less allowances of $1,435 and $1,097, respectively	31,547	34,468
Other current assets	3,515	5,971

Total Current Assets	35,680	41,865

Property and equipment, net	22,664	26,772
Goodwill	13,338	13,338
Other intangible assets, net	3,434	5,891
Other assets	1,448	2,060

Total Assets	$76,564	$89,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,100	$12,307
Current portion of long-term debt	—	2,400
Accounts payable	1,641	2,287
Income taxes payable	253	220
Accrued payroll and related items	18,727	15,954
Accrued liabilities	10,508	8,052

Total Current Liabilities	37,229	41,220

Long-term debt	—	11,600
Other liabilities	3,915	3,725
Commitments and contingencies	—	—

Shareholders’ equity:
Common Shares, $0.01 per share; authorized 200,000,000 shares; 50,783,312 shares issued and 50,782,353 shares outstanding at December 28, 2008, and 50,379,296 shares issued and outstanding at December 30, 2007	509	504
Additional paid-in capital	104,517	102,647
Accumulated deficit	(69,741)	(72,760)
Accumulated other comprehensive income	136	2,990
Treasury shares: 959 and 0 shares at cost at December 28, 2008 and December 30, 2007, respectively	(1)	—

Total Shareholders’ Equity	35,420	33,381

Total Liabilities and Shareholders’ Equity	$76,564	$89,926

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common	Common	Additional		Accumulated Other	Total
	Shares	Share	Paid-In	Accumulated	Comprehensive	Treasury	Shareholders’
	Issued	Amount	Capital	Deficit	Income (Loss)	Stock	Equity

Balance, January 1, 2006	49,695,699	$497	$99,598	$(47,310)	$(64)	$(847)	$51,874

Net loss		—	—	(30,539)	—	—	(30,539)
Foreign currency translation adjustment		—	—	—	344	—	344

Total comprehensive loss		—	—	—	—	—	(30,195)
Issuance of non-vested stock	370,929	4	—	—	—	—	4
Exercise of employee stock options, including related excess income tax benefits		—	1	—	—	144	145
Stock compensation expense		—	1,478	—	—	—	1,478

Balance, December 31, 2006	50,066,628	$501	$101,077	$(77,849)	$280	$(703)	$23,306

Net income		—	—	5,089	—	—	5,089
Foreign currency translation adjustment		—	—	—	1,917	—	1,917
Unrealized gain on derivative contracts		—	—	—	793	—	793

Total comprehensive income		—	—	—	—	—	7,799
Issuance of non-vested stock	11,389	—	—	—	—	—	—
Exercise of employee stock options, including related excess income tax benefits	301,279	3	27	—	—	703	733
Stock compensation expense		—	1,543	—	—	—	1,543

Balance, December 30, 2007	50,379,296	$504	$102,647	$(72,760)	$2,990	$—	$33,381

Net income		—	—	3,019	—	—	3,019
Foreign currency translation adjustment		—	—	—	(1,315)	—	(1,315)
Unrealized loss on derivative contracts		—	—	—	(1,539)	—	(1,539)

Total comprehensive income		—	—	—	—	—	165

Issuance of warrants	—	—	215	—	—	—	215
Exercise of employee stock options, including related excess income tax benefits	404,016	5	350	—	—	(1)	354
Stock compensation expense			1,305	—	—	—	1,305

Balance, December 28, 2008	50,783,312	$509	$104,517	$(69,741)	$136	$(1)	$35,420

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Fiscal Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
Operating Activities:
Net income (loss)	$3,019	$5,089	$(30,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	12,067	14,112	12,466
Deferred income taxes	—	—	21,380
Non-cash restructuring charges	14	12	201
Stock compensation expense	1,305	1,543	1,478
Non-cash warrant issuances	215	—	—
Loss (gain) on sale of property and equipment	193	(18)	—
Amortized gain on sale leaseback	(118)	(175)	(18)
Changes in operating assets and liabilities:
Accounts receivable, net	2,921	3,389	(266)
Other current assets	1,956	504	(2,338)
Accounts payable	(646)	(603)	(669)
Accrued payroll and related items	2,773	1,351	1,834
Income taxes payable	33	(17,580)	—
Accrued liabilities	2,472	(4,464)	1,229
Other assets and liabilities	(1,161)	60	(2,855)

Net cash provided by operating activities	25,043	3,220	1,903

Investing Activities:
Purchase of property and equipment, net	(5,810)	(12,827)	(10,713)
Net proceeds from sale of property and equipment	57	191	1,976

Net cash used in investing activities	(5,753)	(12,636)	(8,737)

Financing Activities:
Borrowings under revolving credit facility	324,936	249,644	238,833
Payments under revolving credit facility	(331,143)	(251,115)	(237,026)
Borrowings on long-term debt	—	10,000	5,000
Payments on long-term debt	(14,000)	(1,000)	—
Payments of financing costs	996	830	365
Stock option transactions including related excess income tax benefits	354	733	149

Net cash (used in) provided by financing activities	(18,857)	9,092	7,321

Effect of exchange rates on cash	(1,241)	445	(142)
Net (decrease) increase in cash and cash equivalents	(808)	121	345

Cash and Cash Equivalents:
Beginning of year	1,426	1,305	960

End of year	$618	$1,426	$1,305

Supplemental Disclosures:
Cash payments for interest	$2,396	$2,947	$1,483
Cash payments for income taxes	—	12	21
Income tax refund received	—	6	—
Capital expenditures funded by landlord and others	1,413	182	3,250
See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data and as otherwise indicated)
1. Description of Business
APAC Customer Services, Inc. (Company) is a leading provider of customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment, and financial services industries. As of December 28, 2008, the Company operated 13 customer care centers: seven domestic, two domestic client-owned facilities, and four international centers located in the Philippines. The domestic operations consist of approximately 4,700 workstations and the off-shore operations consist of approximately 3,300 workstations. The Company consists of a single operating segment that offers customer care services and solutions to its clients.
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
The Company provides customer care services according to each client’s contract. Each contract is evaluated to determine the appropriate treatment for revenue recognition in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, SAB No. 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenues only when there is evidence of an arrangement, services have been provided, the price is fixed and determinable, and collection is considered probable. Client contracts generally require that the Company bill for its services based on time spent by customer service representatives or on a per call or per transaction basis.
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
Accounting for derivatives
The Company accounts for its derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”: as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company uses forward contracts to mitigate foreign currency risk and an interest rate swap to mitigate interest rate risk. The Company’s derivatives are designated as cash flow hedges to the extent that the instruments qualify for accounting as a hedging instrument; therefore, the effective portion of gains and losses that result from changes in fair value of the derivative instruments are recorded in accumulated other comprehensive income until the hedged transaction affects income, at which time gains and/or losses are realized. If the instrument does not qualify for accounting as a hedge, the change in the value of the instrument during the reporting period is recorded immediately to earnings. The Company assesses hedge effectiveness each reporting period.
The objective of the foreign currency hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines share of revenue. As of December 28, 2008, forward contracts to purchase 928 million Philippine pesos at a U.S. dollar notional of $19.6 million were outstanding. Each contract is designated to a hedged item which is settled periodically. The hedged item represents the change in the U.S. dollar cash flow necessary to settle the accounts payable balance at periodic intervals over the next 12 months. The settlement timing corresponds with the payroll cycle in the Philippines. No ineffectiveness is anticipated because the notional amount is no more than 95% of the anticipated payable balance and declines steadily over the course of the year. Also, the maturity date of the forward contract coincides with the timing of the effective repayment of the intercompany payable. In fiscal year 2008, the loss associated with settled forward contracts recognized in earnings was $1.1 million and is recorded as a component of cost of services. In fiscal year 2007, the gain recognized in earnings was $0.1 million and was also recorded as a component of cost of services. Unrealized depreciation in value of the outstanding forward contracts of $1.5 million was recorded in other liabilities and other accumulated comprehensive income as of December 28, 2008. The unrealized loss will be recognized in earnings over the next 12 months as cash flows related to the intercompany payable are effectively settled.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The objective of the interest rate swap transaction is to mitigate the variability in cash flows resulting from changes in the underlying interest rate index or changes in the LIBOR rate. As of December 28, 2008, a pay fixed / receive floating interest rate swap for a $5.0 million notional amount was outstanding. The interest rate swap has a maturity date of May 2011. The interest rate swap does not meet the criteria to be accounted for as a hedge and therefore, the unrealized loss of $0.3 million as of December 28, 2008 was recognized as a component of interest expense in the Company’s Statement of Operations. See Note 17 for more information.
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
The balances of these accounts, which are included in accrued payroll and related items and accrued liabilities, at December 28, 2008 and December 30, 2007, were:

	2008	2007
Group Health Insurance	$2,253	$1,744

Workers’ Compensation	$1,536	$2,089
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
Property and Equipment
Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for buildings, the life of the lease for leasehold improvements, 3 to 7 years for telecommunications equipment, and 3 to 7 years for workstations and office equipment. Excluding capitalized software, the total depreciation expense for property and equipment for fiscal years 2008, 2007 and 2006 was $8.3 million, $9.5 million and $8.0 million, respectively. Interest cost capitalized as a component of building and leasehold improvements was $0.1 million for the fiscal year ended December 30, 2007. No interest was capitalized for the fiscal year ended December 28, 2008.

	December 28,	December 30,
	2008	2007
Building and leasehold improvements	$20,126	$24,631
Telecommunications equipment	47,619	48,382
Workstations and office equipment	12,260	12,285
Capitalized software	24,960	23,996
Construction in progress	1,776	950
Accumulated depreciation and amortization	(84,077)	(83,472)

Property and equipment, net	$22,664	$26,772

Net property and equipment located at the Company’s international customer care centers totaled $10.3 million and $15.1 million as of December 28, 2008 and December 30, 2007, respectively.
Capitalized Software
The Company capitalizes certain costs related to the purchase and installation of computer software and for internally developed software for internal use in accordance with Statement of Position No. 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Amortization is provided on a straight-line basis over estimated useful lives of up to 5 years. The Company had $1.7 million and $2.1 million of unamortized capitalized software costs as of December 28, 2008 and December 30, 2007, respectively. Amortization expense for capitalized software costs in fiscal years 2008, 2007 and 2006 was $1.5 million, $2.3 million and $2.1 million, respectively.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Goodwill
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required and it is its policy to test all existing goodwill for impairment at least annually and more frequently if circumstances require. The Company tested the goodwill for impairment in the third quarter of 2008 and 2007, resulting in no further impairment being recorded. As of December 28, 2008, the Company had $13.3 million of goodwill. Under the provisions of SFAS No. 142, goodwill is no longer amortized.
Intangible Asset
Identifiable intangible assets of the Company include acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $25.2 million and $22.8 million as of fiscal year end 2008 and 2007, respectively. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company amortizes intangible assets with definite lives, such as customer relationship intangible assets, over their estimated useful lives. The Company evaluates the remaining useful life of its customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period. Customer relationship intangible assets are being amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization of intangible assets for fiscal years 2008, 2007 and 2006 was $2.3 million per year. Annual amortization expense is expected to be $2.3 million for fiscal year 2009 and $1.0 million in fiscal year 2010.
The Company is required to test all non-goodwill intangible assets for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators are present, the Company will perform an evaluation for impairment at that time. Under SFAS No. 144 the evaluation of impairment of intangibles with definite lives is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. Based on the Company’s evaluation, no impairment charges have been recognized for fiscal years 2006 through 2008.
Financial Information about Industry Segments
The Company has one reportable segment and, therefore, all segment-related financial information required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is included in the consolidated financial statements. The reportable segment reflects the Company’s operating and reporting structure.
Accounting for Stock-Based Compensation
At December 28, 2008, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan was 11.8 million at December 28, 2008, of which 2.5 million shares are available for future grants.
The Company accounts for stock-based compensation under the provisions of FASB Statement No. 123(R) "Share-Based Payment” (SFAS No. 123(R)). It applies the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.
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

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Total stock-based compensation expense was $1.3 million and $1.5 million for the fiscal years ended December 28, 2008 and December 30, 2007, respectively. As of December 28, 2008, there was $1.7 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately four years.
Prior to April 4, 2007, options to purchase common shares were granted with an exercise price equal to the average of the high and low market price of the Company’s common shares on The NASDAQ Global Market on the date of the grant. Effective April 4, 2007, the 2005 Incentive Stock Plan was amended to provide that the fair value for future option grants would be the closing price of the common shares on The NASDAQ Global Market on the date of the grant. Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.
During the fiscal year ended December 28, 2008, the Company awarded 50,000 non-vested common shares to employees at a weighted average value per share of $1.10. The non-vested common shares vest ratably two years from the grant date.
4. Comprehensive Income (Loss)
Comprehensive income (loss) for fiscal years 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Net income (loss)	$3,019	$5,089	$(30,539)
Foreign currency translation adjustment(1)	(1,315)	1,917	344
Unrealized (loss) gain on derivative contracts	(1,539)	793	—

Total comprehensive income (loss)	$165	$7,799	$(30,195)

(1)	The foreign currency translation adjustments in fiscal year 2008, 2007 and 2006 relate to the impact of the change in exchange rates on net assets located outside of the United States.
5. Significant Clients
The Company’s ten largest clients collectively accounted for 90% of the Company’s revenue in fiscal years 2008 and 2007 and 88% in fiscal year 2006. Clients that were individually responsible for 10% or more of the Company’s revenues for fiscal years 2008, 2007 and 2006 were as follows:

	2008	2007	2006
United Parcel Services, Inc.	25.1%	23.6%	15.5%
Verizon Wireless	21.0	19.6	17.4
WellPoint, Inc.	12.5	16.1	19.5
Medco Health Solutions, Inc.	11.5	9.7	8.8

Total	70.1%	69.0%	61.2%

Accounts receivable related to these significant clients as a percentage of net accounts receivable at the end of fiscal year 2008 and 2007, respectively, were:

	Percent of Net
	Accounts Receivable
	2008	2007
Verizon Wireless	29.8%	19.9%
Medco Health Solutions, Inc.	16.4	12.5
United Parcel Services, Inc	15.5	11.1
WellPoint, Inc.	6.5	18.9

Total	68.2%	62.4%

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
6. Supplemental Balance Sheet Data

	December 28,	December 30,
Consolidated Balance Sheet	2008	2007

Prepaid expenses and other assets	$2,929	$5,268
Non-trade receivables	586	703

Other current assets	$3,515	$5,971

Accrued workers’ compensation	$1,536	$2,089
Accrued severance	1,372	—
Deferred rent	1,071	1,023
Accrued professional fees	767	644
Unrecognized loss on forward contracts	695	—
Accrued property tax	256	332
Restructuring charges	54	1,756
Other accrued liabilities	4,757	2,208

Accrued liabilities	$10,508	$8,052

7. Restructuring and Other Charges
Severance Charges
The Company recorded $3.5 million of severance charges in fiscal 2008 related to changes in the Company’s executive team and operational and administrative positions. In January 2008, Robert Keller, the Company’s former President and CEO, announced his intention to retire. Additionally, several changes in the executive team occurred throughout the fiscal year. The Company also eliminated approximately 130 operational and administrative positions throughout the company. Payments totaling $2.0 million related to severance charges have been made through December 28, 2008 and remaining cash payments of $1.5 million are payable through 2010. Severance charges and related payments for fiscal 2008 are not part of a restructuring plan and therefore, they are not included in the restructuring table presented below.
Restructuring Charges
The Company recorded less than $0.1 million of restructuring charges in fiscal 2008, primarily related to incremental costs resulting from delays in subletting space in the Company’s Tucson, Arizona customer care center.
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

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, except share data and as otherwise indicated)
Cash Payments
Cash payments totaling $1.4 million related to 2007 restructuring initiatives have been made through December 28, 2008. Remaining cash payments of less than $0.1 million, related to severance costs, are payable through 2009.
Cash payments totaling $1.8 million related to 2006 restructuring initiative have been made through December 28, 2008 and the remaining cash charges of less than $0.1 million, related to real estate taxes, are payable through 2009.
Following is a summary of the fiscal year 2008 activity in the current and long-term reserves established in connection with the Company’s restructuring initiatives:

			Lease
	Severance	Asset Write-	Obligations and
	Costs	off	Other	Total
Restructuring Reserve, January 1, 2006	$709	$—	$3,989	$4,698
Total expense	225	501	1,658	2,384
Total adjustments	(88)	(486)	787	213
Total payments	(839)	5	(3,284)	(4,118)

Restructuring Reserve, December 31, 2006	7	20	3,150	3,177

Total expense	779	13	840	1,632
Total adjustments	—	(33)	2	(31)
Total payments	(453)	—	(2,554)	(3,007)

Restructuring Reserve, December 30, 2007	333	—	1,438	1,771

Total expense	—	—	65	65
Total adjustments	—	—	14	14
Total payments	(308)	—	(1,488)	(1,796)

Restructuring Reserve, December 28, 2008	$25	$—	$29	$54

8. Income Taxes
The provision (benefit) for income taxes for fiscal years 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006
Current provision	$33	$—	$—
Deferred provision (benefit)	—	(17,568)	21,380

Total provision (benefit) for income taxes	$33	$(17,568)	$21,380

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
A reconciliation of the statutory federal income tax expense (benefit) to the actual effective income tax expense (benefit) for fiscal years 2008, 2007 and 2006 is as follows:

	2008	2007	2006
U.S. Statutory tax expense (benefit) — rate (35%)	$1,068	$(4,368)	$(3,206)
U.S. State taxes, net of U.S. Federal benefit and state credits	63	(450)	(359)
Work opportunity tax credits	(246)	(5,103)	(642)
Reversal of reserve	—	(17,580)	—
AMT credit	—	(1,024)	—
State tax rate adjustment	—	354	—
Other	30	51	381
Deferred tax asset adjustment	(2,418)	—	(2,059)
Valuation allowance recorded	1,536	10,552	27,265

Actual tax expense (benefit)	$33	$(17,568)	$21,380

The significant components of deferred income tax assets and liabilities are as follows:

	December 28,	December 30,
	2008	2007
Deferred tax assets:
Net operating loss and credit carryforwards	$29,421	$28,350
Depreciation	3,098	3,313
Deferred rent	1,605	909
Payroll related items	1,354	1,429
Self-insurance related costs	1,202	1,278
Stock compensation expense	559	841
Allowance for doubtful accounts	554	424
Restructuring and other severance charges	441	481
Derivative contracts	167	—
Intangible assets	114	510
Other	532	282

Total deferred tax assets	39,047	37,817
Deferred tax liabilities:
Derivative contracts	—	(306)

Valuation allowance	(39,047)	(37,511)

Net deferred tax assets	$—	$—

As of December 31, 2006, the Company was in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred with the exited outbound customer acquisition business.  Forecasted taxable income based solely on contracts in place at December 31, 2006 and the existing cost structure did not exceed the amount necessary to fully realize the net deferred tax asset within three years or less. Due to uncertainty in the ability to realize forecasted earnings a valuation allowance of $25.2 million had been established as of December 31, 2006. The valuation allowance reported at December 31, 2006 was subsequently increased by $2.1 million from the amount previously reported due to a corresponding increase in the total deferred tax assets at that date. There was no impact on net deferred tax assets at December 31, 2006 as a result of the adjustment in the prior year gross deferred tax assets. In 2007, the Company increased the valuation allowance based upon increased deferred tax assets generated for 2007 pre-tax loss and unused tax credits. The Company increased the valuation allowance in 2008 due to the net increase in deferred tax assets.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
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
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded when management believes it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company’s net deferred tax assets are $39.0 million as of December 28, 2008, of which $29.4 million relates to net operating losses and tax credits incurred predominately over the previous four years.
The federal net operating loss carry forwards expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2024	$12,615
2025	13,901
2026	9,187
2027	12,823

$48,526

State tax net operating loss carry forwards of $60.7 million expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2009	$2,280
2010	1,877
2011	1,074
2012	933
2013	9
Thereafter	54,530

$60,703

In addition, the Company has Work Opportunity Tax Credits and Alternative Minimum Tax Credits of $8.0 million and $1.3 million respectively. The Work Opportunity Tax Credits expire at various periods between 2012 and 2028. The Alternative Minimum Tax Credit is available indefinitely.
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

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The following table represents the 2008 and 2007 activity for uncertain tax positions:

	2008	2007

Balance at beginning of period	$220	$220
Additions based on tax positions related to the current year	—	—
Additions for tax positions for prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions for tax positions related to the current year	—	—
Settlement with taxing authorities	—	—
Lapse of applicable statute of limitations	—	—

Balance at end of period	$220	$220

The Company benefits from an income tax holiday as a Philippine Economic Zone Authority (PEZA) registrant. The Company is required to comply with certain financial metrics to qualify for the income tax holiday. The tax holiday for the Alabang facilities will expire in April 2009. The tax holiday for the Cubao facility expires in 2012. The tax holiday for the Leyte facility expires in 2013.
9. Debt
The Company did not have any long-term debt outstanding as of December 28, 2008. The Company’s long-term debt outstanding as of December 30, 2007 consisted of the following:

December 30, 2007
Term loan	$14,000

Total long-term debt	14,000
Less—current maturities	2,400

Long-term debt, net	$11,600

As of December 30, 2007, the term loan carried interest rate terms that were the higher of (a) the London Interbank Offered Rate (LIBOR) or 5.25%, plus (b) 8.25%. The actual Term loan interest rate was 13.5% at December 30, 2007.
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
From March 3, 2006 through December 5, 2006, the Restated LaSalle Credit Agreement was amended several times to modify financial covenants and other terms of the facility, and increase the maximum revolving loan limit. Under the terms of Amendment No. 6, LaSalle agreed to increase the maximum revolving loan limit to $35.0 million on December 5, 2006 and ultimately to $37.5 million on April 1, 2007. This amendment also provided $5.0 million in term debt, increasing to $10.0 million on January 1, 2007 and further increasing to $12.5 million on April 1, 2007.
On January 31, 2007, the Company and LaSalle entered into: (i) a Second Amended and Restated Loan and Security Agreement (Second Restated LaSalle Credit Agreement); and (ii) a Second Lien Loan and Security Agreement (Second Lien Loan Agreement.) The Second Restated LaSalle Credit Agreement provided the Company with a $27.5 million revolving loan facility (Revolving Loan Facility) which expires in October 2010 and the Second Lien Loan Agreement provided the Company with a $15 million term loan which matures in January 2011 (Term Loan.) The proceeds of the term loan were used to repay indebtedness of the Company under the Restated LaSalle Credit Agreement, as amended.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
On February 5, 2007, LaSalle assigned all of its rights and obligations as the agent and lender under the Second Lien Loan Agreement to Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (Atalaya.)
On June 29, 2007, the Company entered into: (i) Amendment No. 1 to the Second Restated LaSalle Credit Agreement; and (ii) a First Amendment to Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the First Amendments.) Pursuant to the terms of the Amendments, LaSalle and Atalaya agreed, among other things, to adjust certain financial covenants including the maximum restructuring cash disbursements covenant, the EBITDA covenant, and the leverage covenant.
On January 24, 2008, the Company entered into: (i) Amendment No. 2 to the Second Restated LaSalle Credit Agreement; and (ii) a Second Amendment to Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the Second Amendments). Pursuant to the terms of the Second Amendments, LaSalle and Atalaya agreed, among other things, to adjust certain financial covenants including the maximum restructuring cash disbursement covenant, the fixed charge coverage covenant, the EBITDA covenant, and the leverage covenant, and add a new capital expenditures covenant. In addition, Atalaya agreed to reduce the voluntary prepayment penalty associated with the Term Loan if the Term Loan was prepaid in full prior to July 1, 2008. As partial consideration for the Second Amendment by Atalaya, the Company issued a warrant to purchase 512,245 common shares of the Company at an exercise price of $1.05 per share to an affiliate of Atalaya.
On February 29, 2008, the Company entered into: (i) Amendment No. 3 to the Second Restated LaSalle Credit Agreement; and (ii) a Third Amendment to Second Lien Loan Agreement with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (the Third Amendments). Pursuant to the terms of the Third Amendments, LaSalle and Atalaya agreed, among other things, to adjust the EBITDA financial covenant to include an add-back to EBITDA for any non-cash charges related to expenses and costs incurred in connection with the retirement or termination of any of the officers or managers of the Company. In addition, the period of time during which the Company could voluntarily prepay the Term Loan with Atalaya in full for a lower prepayment penalty was changed. The Company had until May 30, 2008 rather than June 30, 2008 to make such a prepayment. As consideration for the Third Amendments by Atalaya, the Company agreed, among other things, to reduce the exercise price on the warrant to purchase 512,245 common shares of the Company previously issued to an affiliate of Atalaya from $1.05 per share to $.90 per share. Atalaya has exercised all of their warrants on a cashless basis in the first fiscal quarter of 2009.
Interest rates on the Company’s borrowings under the Revolving Loan Facility with LaSalle during the period of December 30, 2007 to May 5, 2008 ranged from 5.25% to 7.50%. Interest rates on the Company’s borrowings under the Term Loan with Atalaya during the same period ranged from 13.5% to 14.0%.
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

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Borrowings under the Revolving Loan Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate which approximates the prime rate defined in the Revolving Loan Agreement subjecting the Company to interest rate risk and requires a $5.0 million interest rate hedge. In August 2008, the Company entered into a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The objective of the swap is to mitigate the variability in cash flows resulting from changes in the LIBOR rate. The interest rate swap does not meet the criteria to be accounted for as a hedge and therefore, the unrealized gain of $0.3 million as of December 28, 2008 was recorded as a component of interest expense in the Company’s Statement of Operations.
The Revolving Loan Agreement is secured principally by a grant of a first priority security interest in all of the Company’s personal property, including its accounts receivable. In addition, the Company pays a commitment fee on the unused portion of the Revolving Loan Agreement as well as fees on outstanding letters of credit.
In addition to borrowing against its eligible receivables, the Company may borrow an additional $9.0 million which is supported by a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, the Company’s Chairman and principal shareholder. The face amount of the Credit Enhancement Letter of Credit may be reduced or entirely released by PNC under certain circumstances after PNC receives the Company’s audited financial statements for the fiscal year ended December 28, 2008, and if the Company achieves certain financial ratios and EBITDA and meets certain minimum availability thresholds under the Revolving Loan Agreement. Based upon the Company’s performance against these requirements, the Company anticipates the Credit Enhancement Letter of Credit to be entirely released by PNC by the end of the first quarter of 2009.
In connection with the issuance of the Credit Enhancement Letter of Credit, the Company and TCS entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement). Under the terms of the Reimbursement Agreement, the Company paid $0.2 million in fees to TCS which are being amortized over the term of the Credit Enhancement Letter of Credit. Additionally, the Company pays TCS for providing the Credit Enhancement Letter of Credit an amount which varies depending on the amount of borrowings under the Revolving Loan Agreement. PNC is entitled to draw on the Credit Enhancement Letter of Credit under certain circumstances. In such event, the Company is obligated to reimburse TCS for the total amount so drawn. Any unpaid reimbursement amounts due under the Reimbursement Agreement incur interest at floating interest rate based on the LIBOR index rate. The Company’s obligations under the Reimbursement Agreement are secured principally by a grant of a second priority security interest in all of its personal property, including accounts receivable. The Reimbursement Agreement also contains covenants substantially identical to the covenants contained in the Revolving Loan Agreement.
Borrowings under the Revolving Loan Agreement totaled $6.1 million as of December 28, 2008. The weighted average interest rates on the Company’s borrowings with PNC and TCS for the period of May 6, 2008 through December 28, 2008 were approximately 5.3% under the Revolving Loan Agreement and 5% under the Credit Enhancement Letter of Credit. The Company had $22.2 million of unused borrowing capacity under the Revolving Loan Agreement as of December 28, 2008. The Company was in compliance with its financial covenants as of December 28, 2008.
At the end of fiscal 2008, we had approximately $34.0 million in undrawn, committed capacity under our Revolving Loan Agreement, of which $22.2 million was available based upon borrowing base calculations. We are not aware of any issues with our lenders which might cause funds not to be available for us to draw upon under the terms of our Revolving Loan Agreement.
The Company expects that its cash balances, cash flow from operations and available borrowings under its Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations for the next twelve months.  The Company’s cash flow is significantly impacted by its ability to collect its clients’ accounts receivable on a timely basis. To the extent that the Company’s business with a single client or small group of clients represents a more significant portion of its revenue, a delay in receiving payment could materially and adversely affect the availability of cash to fund operations. A significant change in operating cash flow or a failure to sustain profitability could have a material adverse effect on the Company’s liquidity and its ability to comply with the covenants in its Revolving Loan Agreement.  In addition, the Company’s failure to adhere to the financial and other covenants could give rise to a default under the Revolving Loan Agreement which would have a material adverse effect on the Company’s liquidity and financial condition. There can be no assurances that the Company will be able to meet the financial and other covenants in its Revolving Loan Agreement.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
10. Commitments and Contingencies
Lease Commitments
The Company leases its customer care centers, administrative offices and certain equipment under operating leases. Rent expense for fiscal years 2008, 2007 and 2006 was $7,906, $7,258 and $5,481, respectively.
On October 10, 2006 the Company sold its Cedar Rapids, Iowa facility in a sale-leaseback transaction that resulted in a net gain of $0.8 million. In accordance with SFAS No. 28 “Accounting for Sales with Leaseback” the gain has been deferred and is being amortized over terms based on the individual lease-back agreements.
Minimum future rental payments for real estate and equipment, including common area maintenance commitments, at December 28, 2008, are as follows:

Operating Leases
2009	$8,371
2010	6,698
2011	4,793
2012	4,095
2013	2,937
Years thereafter	8,378

Total payments	$35,272

Telecommunications Commitments
The Company has contracts with its telecommunications providers that require certain minimum usage each year of the contract. At December 28, 2008, the commitments under these contracts are as follows:

Total
2009	$3,621
2010	1,719
2011	1,464

Total commitments	$6,804

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
On or about February 10, 2009, the Company was served with a purported class action complaint filed on or about February 6, 2009. The complaint was filed in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois against the Company, all of its directors and Tresar Holdings LLC (“Tresar”). The complaint alleges that the directors breached their fiduciary duties of good faith, loyalty, fair dealing and due care. The complaint also alleges that Tresar and Theodore G. Schwartz aided and abetted the directors in breaching their fiduciary duties. The action is in its very early stages and has not yet been certified by the court as a class action. The Company believes that the complaint is without merit and intends to defend the lawsuit vigorously.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
11. Shareholders’ Equity
The authorized capital stock of the Company consists of 200 million common shares, $.01 par value per share, of which 50,783,312 were issued as of December 28, 2008, and 50 million preferred shares, $.01 par value per share, of which no shares have been issued. In fiscal years 2008 and 2007 treasury shares of 46,234 and 200,045 were issued through the Company’s Incentive Stock Plan.
12. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The impact of any potentially dilutive securities is excluded from the computation for fiscal years 2006 as the Company recorded a net loss for this period. The following table sets forth the computations of basic and diluted earnings per share:

	2008	2007	2006

Net income (loss)	$3,019	$5,089	$(30,539)
Weighted average common shares outstanding	50,424	49,800	49,458
Income (loss) per share—basic	$0.06	$0.10	$(0.62)

Effects of dilutive securities	53	2,219	—
Weighted average common and common equivalent shares outstanding	50,477	52,019	49,458
Income (loss) per share—diluted	$0.06	$0.10	$(0.62)
In fiscal year 2006, approximately 268,500 options were excluded from the computation of diluted loss per share because they would have been anti-dilutive. At December 31, 2006 options to purchase common shares and non-vested common shares totaling 7.6 million at prices ranging $0.00 to $16.75 per share were excluded from the 2006 calculation.
13. Stock Awards
The Amended and Restated 2005 Incentive Stock Plan (Plan) adopted on April 4, 2007 replaced and superseded the 2005 Incentive Stock Plan. Under the Plan, directors, officers, key employees and non-employee consultants may be granted non-qualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, as determined by the Compensation Committee of the Board of Directors. Prior to April 4, 2007, options to purchase common shares were granted with an exercise price equal to the average of the high and low market price of the Company’s common shares on The NASDAQ Global Market on the date of the grant. Effective April 4, 2007, the Plan was amended to provide that the fair value for future option grants would be the closing price of the common shares on The NASDAQ Global Market on the date of the grant. A total of 11.8 million shares have been authorized for grant under the Plan. At December 28, 2008, 2.5 million shares were available for future grant under the Plan. The exercise price of stock options granted under the Plan may not be less than 100% of the fair market value of the common shares on the date of grant. Options under the Plan expire no later than 10 years after date of grant.
Effective in the third quarter of fiscal year 2003, the option program for non-employee directors was revised. Under the revised program, each director receives four quarterly grants of an equal number of options. The number of options granted is determined once each year by dividing $90 by the average fair market value of the stock for the previous year. The exercise price is the fair market value of the underlying stock on the date of the grant. In fiscal years 2008, 2007 and 2006, non-employee directors received an aggregate of 256,852, 267,192 and 420,112 options, respectively.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The Company estimated the fair value of its new grants using the Black-Scholes option-pricing model with the following assumptions:

	For the Fiscal Year Ended
	December 28, 2008
		Non-vested
	Options	Common Shares
Expected volatility	81 - 93%	N/A
Risk-free interest rate	2.14 – 3.99%	N/A
Expected life in years	2.11 – 2.40	N/A
Annualized forfeiture rate	14.4%	14.4%
Weighted average grant date fair value	$0.56	$1.10
Stock Option Activity
Stock option activity under the Plan for fiscal years 2008, 2007 and 2006 was as follows:

		Grant Price	Weighted Average	Aggregate
		Range	Exercise Price	Intrinsic
Description	Shares	Per Share	Per Share	Value
Outstanding as of January 1, 2006	7,674,299	$0.85 – $38.13	$2.48
Granted	720,112	1.80 – 2.84	2.21
Exercised	(41,000)	1.55 – 3.57	2.10
Cancelled	(1,091,446)	1.35 – 38.13	3.61

Outstanding as of December 31, 2006	7,261,965	$0.85 – $16.75	$2.15
Granted	532,192	2.43 – 4.73	3.47
Exercised	(501,324)	.86 – 3.57	1.46
Cancelled	(797,437)	.86 – 16.75	2.91

Outstanding as of December 30, 2007	6,495,396	$0.85 – $11.63	$2.22
Granted	3,371,597	$0.79 – $2.15	1.14
Exercised	(450,250)	.85 – 1.35	0.90
Cancelled	(2,838,482)	.79 – 11.56	2.10

Outstanding as of December 28, 2008	6,578,261	$0.79 – $11.63	$1.81	$192,437

Stock options exercisable at December 28, 2008	2,995,364	$0.86 – $11.63	$2.22	$85,096
The weighted average grant date fair value of options granted in fiscal years 2008, 2007 and 2006 was $0.56, $1.27 and $0.89 per share, respectively.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The following table summarizes information concerning stock options outstanding as of December 28, 2008:

	Per Share Exercise Price Ranges			Total
	$.79-$1.21	$1.25-$2.34	$2.43-$11.63	$.79-$11.63
Outstanding as of December 28, 2008	2,854,605	2,226,594	1,497,062	6,578,261
Weighted average remaining term	7.95	7.19	4.51	6.91
Weighted average exercise price	$1.04	$1.66	$3.50	$1.81
Exercisable as of December 28, 2008	743,393	1,088,357	1,163,614	2,995,364
Weighted average remaining term				4.62
Weighted average exercise price	$0.91	$1.68	$3.56	$2.22
Non-vested Common Share Activity
Non-vested common share grant activity for fiscal year 2008 was as follows:

Description	Shares
Outstanding as of December 30, 2007	366,758
Granted	50,000
Exercised	(313,758)
Cancelled	(50,000)

Outstanding as of December 28, 2008	53,000

The weighted average grant date fair value of non-vested common shares granted in fiscal year 2008 was $1.10
14. Benefit Plans
In October 1995, the Company adopted a 401(k) savings plan. Employees meeting certain eligibility requirements may contribute up to 15% of pretax gross wages, subject to certain restrictions. The contribution percentage was increased to 25% in fiscal year 2005. The Company also sponsors a non-qualified retirement plan (Select Plan) for senior employees. Those employees meeting the eligibility requirements as defined therein may contribute up to 25% of their base wages across the 401(k) plan and the Select Plan, subject to certain restrictions. The Company makes matching contributions of 50% of the first 6% of an employee’s wages contributed to these plans. Company matching contributions vest 20% per year over a five-year period. For fiscal years 2008, 2007 and 2006 the Company made matching contributions to the plans of $553, $537 and $458, respectively.
15. Related Party Transactions
The Company has a $124,000 investment in 2001 Development Corporation, a community-oriented economic development company in Cedar Rapids, Iowa, of which Thomas M. Collins is the President. Mr. Collins was a member of the Board of Directors of the Company until his retirement in June 2007. Mr. Collins owns no interest in 2001 Development Corporation.
In addition to borrowing under the Revolving Loan Agreement with PNC, the Company may borrow an additional $9.0 million which is supported by a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, the Company’s Chairman and principal shareholder. The face amount of the Credit Enhancement Letter of Credit may be reduced or entirely released by PNC under certain circumstances after PNC receives the Company’s audited financial statements for the fiscal year ended December 28, 2008, and if the Company achieves certain financial ratios and EBITDA and meets certain minimum availability thresholds under the Revolving Loan Agreement. Based upon the Company’s performance against these requirements, the Company anticipates the Credit Enhancement Letter of Credit to be entirely released by PNC by the end of the first quarter of 2009.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
In connection with the issuance of the Credit Enhancement Letter of Credit, the Company and TCS entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement). Under the terms of the Reimbursement Agreement, the Company paid $0.2 million in fees to TCS which are being amortized over the term of the Credit Enhancement Letter of Credit. Additionally, the Company pays TCS for providing the Credit Enhancement Letter of Credit an amount which varies depending on the amount of borrowings under the Revolving Loan Agreement. The Company paid $0.1 million to TCS in fiscal year 2008 for fees related to the Credit Enhancement Letter of Credit. See Note 9 for more information.
16. Reclassification
Certain amounts reported in fiscal years 2007 and 2006 have been reclassified to conform to the 2008 presentation.
17. Fair Value Measurements
The Company adopted SFAS 157 “Fair Value Measurements”, as of December 31, 2007, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities which becomes effective December 29, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on the Company’s own assumptions.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 28, 2008:

	Fair Value Measurements at December 28, 2008
	Level 1	Level 2	Level 3

Cash and cash equivalents(1)	$618	$—	$—

Foreign currency contracts, net liability(2)	$—	$434	$—

Interest rate swap, net liability(3)	$—	$259	$—

(1)	Cash and cash equivalents: The carrying amount of these items approximates fair value at period end.

(2)
Foreign currency contracts: The carrying amount of these items is based on valuations provided by the counter-party institution, but there are no guaranteed selling prices for these forward currency contracts.

(3)	Interest rate swap: The carrying amount of this item is based on a valuation provided by the counter-party institution, but there is no guaranteed selling price for this contract.
The carrying amounts of accounts receivable, accounts payable and short-term debt approximate fair value.
18. Subsequent Events
On January 29, 2009, the Company received a proposal from Tresar Holdings LLC, an affiliate of Theodore G. Schwartz, the Company’s Chairman and principal shareholder, to acquire all of the outstanding shares of common stock of the Company other than those shares held by Theodore G. Schwartz and certain related holders. The Company’s Board of Directors formed a special committee of independent directors to review the proposal.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
On or about February 10, 2009, the Company was served with a purported class action complaint filed on or about February 6, 2009. The complaint was filed in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois against the Company, all of its directors and Tresar Holdings LLC (“Tresar”). The complaint alleges that the directors breached their fiduciary duties of good faith, loyalty, fair dealing and due care. The complaint also alleges that Tresar and Theodore G. Schwartz aided and abetted the directors in breaching their fiduciary duties. The action is in its very early stages and has not yet been certified by the court as a class action. The Company believes that the complaint is without merit and intends to defend the lawsuit vigorously.
On March 9, 2009, the Company announced that the special committee of its Board of Directors and Tresar Holdings LLC had jointly agreed not to further pursue Tresar Holdings’ proposal to acquire the remaining outstanding shares of the Company’s common stock not currently held by Theodore G. Schwartz, the Company’s Founder and Chairman, and certain related holders. Tresar Holdings withdrew its proposal.
19. Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal years 2008 and 2007:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal year ended December 28, 2008:

Net revenue	$63,517	$60,710	$59,243	$65,329	$248,799
Gross profit	7,771	10,732	10,071	12,272	40,846
Operating income (loss)	(3,138)	2,468	2,268	5,465	7,063
Net income (loss)	(4,028)	(63)	2,005	5,105	3,019
Net income (loss) per share
Basic	$(0.08)	$0.00	$0.04	$0.10	$0.06
Diluted	$(0.08)	$0.00	$0.04	$0.10	$0.06

Fiscal year ended December 30, 2007:

Net revenue	$52,384	$53,819	$56,820	$61,660	$224,683
Gross profit	6,317	4,090	4,521	5,875	20,803
Operating loss	(1,574)	(4,656)	(1,987)	(974)	(9,191)
Net income (loss)	15,215	(5,436)	(2,763)	(1,927)	5,089
Net income (loss) per share
Basic	$0.31	$(0.11)	$(0.06)	$(0.04)	$0.10
Diluted	$0.30	$(0.11)	$(0.06)	$(0.04)	$0.10
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 28, 2008. The effectiveness of our internal control over financial reporting as of December 28, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.
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
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and
Shareholders of APAC Customer Services, Inc.
We have audited APAC Customer Services, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). APAC Customer Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s APAC Customer Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of APAC Customer Services, Inc. as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 28, 2008 and our report dated March 12, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 12, 2009

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption “Executive Officers of Registrant”) will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009 under the caption “Election of Directors,” which information is incorporated herein by reference.
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
Information concerning compliance with Section 16 of the Exchange Act will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009 under the captions “Election of Directors – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a)
The information concerning the security ownership of certain beneficial owners required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009 under the caption “Common Shares Beneficially Owned by Principal Shareholders and Management,” which information is hereby incorporated by reference.

(b)
The information concerning security ownership of management required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009 under the caption “Common Shares Beneficially Owned by Principal Shareholders and Management,” which information is hereby incorporated by reference.

Equity Compensation Plan Information
The following table summarizes the status of common shares authorized for issuance under our Amended and Restated 2005 Incentive Stock Plan as of December 28, 2008.

	Number of Securities to Be		Number of Securities Remaining Available
	Issued Upon Exercise of	Weighted Average Exercise	for Future Issuance Under Equity
	Outstanding Options,	Price of Outstanding Options,	Compensation Plans (Excluding Securities
Plan Category	Warrants, and Rights	Warrants, and Rights	Reflected in the First Column)
Equity compensation plans approved by security holders	6,578,261	$1.81	2,502,849

Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009 under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” which information is hereby incorporated by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2009 under the caption “Relationships with Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	(1) Financial Statements
The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
(i)	Report of Independent Registered Public Accounting Firm for the Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

(ii)	Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

(iii)	Consolidated Balance Sheets as of December 28, 2008 and December 30, 2007

(iv)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

(v)	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

(vi)	Notes to Consolidated Financial Statements

(vii)	Quarterly Results of Operations for the Fiscal Years Ended December 28, 2008 and December 30, 2007
(2)	Financial Statement Schedules

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

Dated: March 13, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Theodore G. Schwartz* Theodore G. Schwartz	Chairman of the Board of Directors	March 13, 2009

/s/ Michael P. Marrow Michael P. Marrow	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ Andrew B. Szafran Andrew B. Szafran	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/s/ Joseph R. Doolan Joseph R. Doolan	Vice President and Controller (Principal Accounting Officer)	March 13, 2009

/s/ Cindy K. Andreotti* Cindy K. Andreotti	Director	March 13, 2009

/s/ John C. Kraft * John C. Kraft	Director	March 13, 2009

/s/ Bhaskar Menon * Bhaskar Menon	Director	March 13, 2009

/s/ John J. Park * John J. Park	Director	March 13, 2009

/s/ Samuel K. Skinner* Samuel K. Skinner	Director	March 13, 2009

s/ John L. Workman * John L. Workman	Director	March 13, 2009

*	Andrew B. Szafran, as attorney in fact for each person indicated.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning of	Costs		End of
Description	Period	and Expenses	Deductions (a)	Period
Allowance for doubtful accounts:
Fiscal Year ended December 31, 2006	$1,919	$854	$1,300	$1,473
Fiscal Year ended December 30, 2007	1,473	562	938	1,097
Fiscal Year ended December 28, 2008	1,097	2,203	1,865	1,435

(a)	Represents charges for which the allowance account was created.

Exhibit Index

Exhibit
Number	Description

3.1	Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

3.2	Second Amended and Restated By-laws of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated August 22, 2007.

4.1	Specimen Common Stock Certificate for APAC Customer Services, Inc.

4.2	Warrant to Purchase Common Shares, dated January 24, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated January 29, 2008.

4.3	Amendment to Warrant to Purchase Common Shares, dated February 29, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated March 5, 2008.

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

*10.3	Form of Employee Stock Option Agreement (revised 2007), incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

*10.4	Form of Restricted Stock Award Agreement (revised 2007), incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.

*10.5	APAC Customer Services, Inc. Retirement Plan for Senior Employees, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

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

10.38
Master Agreement for Call Center Services, dated February 1, 2003, with Cellco Partnership d/b/a Verizon Wireless, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

10.39
Amendment Number One to Master Teleservices Agreement, dated February 1, 2004, with Cellco Partnership d/b/a Verizon Wireless, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

10.40
Amendment Number Two to Master Teleservices Agreement, dated March 1, 2005, with Cellco Partnership d/b/a Verizon Wireless, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

10.41
Amendment Number Three to Master Teleservices Agreement, effective April 1, 2005, with Cellco Partnership d/b/a Verizon Wireless, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

10.42
Amendment Number Four to Master Teleservices Agreement, effective March 31, 2006, with Cellco Partnership d/b/a Verizon Wireless, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

10.43
Amendment Number Six to Master Teleservices Agreement, effective May 17, 2007, with Verizon Services Corp, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

10.44
Master Services Agreement, effective October 28, 2002, with United Parcel Services OASIS Supply Corporation, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

10.45
Tampa, Florida Facility Amendment to Master Services Agreement, effective April 30, 2007, with United Parcel Services OASIS Supply Corporation, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

10.46
Agreement, dated August 10, 2004, with Unicare Life & Health Insurance Company, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007. [CONFIDENTIAL TREATMENT REQUESTED]

10.47
Amendment Number 1 and Assignment, dated July 1, 2005, with Unicare Life and Health Insurance Company and WellPoint, Inc. , incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

10.48	Vendor Agreement for Call Center Services, dated September 26, 2004 with Medco Health Solutions, Inc.

10.49
Revolving Loan and Security Agreement, dated May 5, 2008, among APAC Customer Services, Inc. and PNC Bank, National Association, as agent, and the financial institutions from time to time party thereto as lenders, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated May 6, 2008.

10.50
Reimbursement and Security Agreement, dated May 5, 2008, between APAC Customer Services, Inc. and TCS Global Holdings, L.P., incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated May 6, 2008.

*10.51	Employment Agreement with Arthur DiBari, dated March 11, 2008, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008.

*10.52	Employment Agreement with Andrew B. Szafran, dated May 12, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated May 14, 2008.

*10.53	Employment Agreement with Robert B. Nachwalter, dated October 31, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated November 20, 2008.

Exhibit
Number	Description

10.54	Indemnification Agreement dated February 18, 2009, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 24, 2009.

*10.55	Employment Agreement with Mark Anderson, dated March 18, 2008, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008.

21.1	Subsidiaries of APAC Customer Services, Inc.

23.2	Consent of Ernst & Young LLP.

24.1	Power of attorney executed by Cindy K. Andreotti, John C. Kraft, Bhaskar Menon, John J. Park, Theodore G. Schwartz, Samuel K. Skinner and John L. Workman.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory plans or arrangements.