Form 10-Q
period 2009-03-29
APAC CUSTOMER SERVICE INC
filed 2009-05-05
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 29, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (see the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer* ☑ (*Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 51,051,183 common shares, $0.01 par value per share, outstanding as of April 8, 2009.

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
Generally, forward-looking statements include expressed expectations, estimates and projections of future events and financial performance and the assumptions on which these expressed expectations, estimates and projections are based. Statements that are not historical facts, including statements about our beliefs and expectations and those of our management, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “goals,” “would,” “could,” “should,” “plans,” and other similar words. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events, and they are subject to known and unknown risks and uncertainties that can cause actual events and results to differ materially from historic results and those projected.
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
See our filings with the SEC for further discussion of the risks and uncertainties associated with our business, in particular, the discussion in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 29,	December 28,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$801	$618
Accounts receivable, net	38,573	31,547
Other current assets	3,311	3,515

Total current assets	42,685	35,680

Property and equipment, net	23,864	22,664
Goodwill	13,338	13,338
Other intangible assets, net	2,832	3,434
Other assets	1,516	1,448

Total assets	$84,235	$76,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,063	$6,100
Accounts payable	2,494	1,641
Income taxes payable	401	253
Accrued payroll and related items	16,397	18,727
Accrued liabilities	8,853	10,508

Total current liabilities	34,208	37,229

Other liabilities	3,747	3,915
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 51,052,142 shares issued and 51,051,183 shares outstanding at March 29, 2009, and 50,783,312 shares issued and 50,782,353 shares outstanding at December 28, 2008	512	509
Additional paid-in capital	104,521	104,517
Accumulated deficit	(59,122)	(69,741)
Accumulated other comprehensive income	370	136
Treasury shares: 959 shares at cost at March 29, 2009 and December 28, 2008	(1)	(1)

Total shareholders’ equity	46,280	35,420

Total liabilities and shareholders’ equity	$84,235	$76,564

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2009	2008

Net revenue	$73,246	$63,517
Cost of services	54,696	55,746

Gross profit	18,550	7,771

Operating expenses:
Selling, general and administrative expenses	7,754	8,568
Restructuring and other charges
Restructuring charges (reversals)	(22)	3
Other severance charges (reversals)	(34)	2,338

Total operating expenses	7,698	10,909

Operating income (loss)	10,852	(3,138)
Other income	(7)	(32)
Interest expense	89	922

Income (loss) before income taxes	10,770	(4,028)
Income tax provision	151	—

Net income (loss)	$10,619	$(4,028)

Net income (loss) per share:
Basic	$0.21	$(0.08)

Diluted	$0.20	$(0.08)

Weighted average number of shares outstanding:
Basic	50,818	50,222

Diluted	53,163	50,222

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2009	2008
Operating activities:
Net income (loss)	$10,619	$(4,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,829	3,471
Stock compensation expense	7	760
Amortized gain on sale leaseback	(23)	(32)
Income taxes payable	149	—
Change in operating assets and liabilities	(10,398)	7,287

Net cash provided by operating activities	3,183	7,458

Investing activities:
Purchases of property and equipment, net	(3,370)	(758)

Net cash used in investing activities	(3,370)	(758)

Financing activities:
Net payments on long-term debt	—	(600)
Net payments under revolving credit facility	(37)	(5,803)
Payments of financing costs	—	232
Stock option transactions, including related excess income tax benefits	—	74

Net cash used in financing activities	(37)	(6,097)

Effect of exchange rate change on cash	407	(680)

Net increase (decrease) in cash and cash equivalents	183	(77)

Cash and cash equivalents:
Beginning balance	618	1,426

Ending balance	$801	$1,349

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
The Company’s off-shore customer care centers use their local currency, the Philippine peso, as their functional currency. Assets and liabilities of off-shore customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the respective periods. All inter-company transactions and balances have been eliminated. The balance sheet at March 29, 2009 has been derived from the unaudited financial statements at that date and includes all of the information and notes required by GAAP for interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to March 31. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31.
2. New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141(R) (SFAS No. 141(R)) “Business Combinations.” This statement requires that in a business combination the acquirer recognize all purchased assets and assumed liabilities at fair value, that negative goodwill due to bargain purchases be recognized as a gain in the income statement and that acquisition costs and planned restructuring costs associated with the acquisition be separately recognized. This statement is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. This statement amends SFAS No. 109 “Accounting for Income Taxes” to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. The Company adopted this standard as of December 29, 2008, the beginning of its fiscal year. The adoption had no impact on the Company’s consolidated financial statements and the Company will apply the provisions of this statement to its accounting for subsequent business combinations.
In March 2008, the FASB issued Statement No. 161 (SFAS No. 161) “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” to amend and expand the disclosures about derivatives and hedging activities. The statement requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. SFAS No. 161 is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on December 29, 2008, the beginning of the Company’s fiscal year, did not have a material impact on its consolidated financial statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
In April 2008, the FASB issued FASB Staff Position No. 142-3 (FSP FAS No. 142-3), “Determining the Useful Life of Intangible Assets”. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) “Business Combinations”. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard on December 29, 2008, the beginning of the Company’s fiscal year, did not have a material impact on its consolidated financial statements.
In May 2008, the FASB issued Statement No. 162 (SFAS No. 162), “The Hierarchy of Generally Accepted Accounting Principles”. The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this standard on December 29, 2008, the beginning of the Company’s fiscal year, did not have a material impact on its consolidated financial statements.
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	March 29,	December 28,
	2009	2008
Accrued workers’ compensation	$1,486	$1,536
Accrued professional fees	1,360	767
Deferred rent	1,080	1,071
Accrued severance	884	1,372
Recognized / unrecognized loss on derivative contracts	546	954
Accrued telecom	330	163
Accrued property tax	167	256
Other	3,000	4,389

Total	$8,853	$10,508

4. Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the thirteen weeks ended March 29, 2009. As of March 29, 2009 and December 28, 2008, the Company had $13.3 million of goodwill.
The identifiable intangible assets of the Company represent acquired customer relationships and internally developed software. The acquired customer relationships have a gross carrying value of $28.5 million and accumulated amortization of $25.8 million and $25.2 million as of March 29, 2009 and December 28, 2008, respectively. The internally developed software has a gross carrying value of $0.3 million and accumulated amortization of $0.2 million as of March 29, 2009 and December 28, 2008. Total amortization expense related to intangible assets was $0.6 million for the thirteen weeks ended March 29, 2009 and March 30, 2008. Annual amortization expense is expected to be $2.4 million for fiscal year 2009, $1.0 million in fiscal year 2010 and less than $1.0 million in each of fiscal years 2011 and 2012.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
5. Accounting for Stock-Based Compensation
At March 29, 2009, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 2.3 million shares are available for future grants at March 29, 2009.
Total stock-based compensation expense was less than $0.1 million for the thirteen weeks ended March 29, 2009, due to the reversal of $0.5 million of expense related to options that vested in the current quarter, but were forfeited in prior periods. Total stock-based compensation expense was $0.8 million for the thirteen weeks ended March 30, 2008. As of March 29, 2009, there was $1.6 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately 3.5 years.
A summary of the Company’s non-vested common share grant activity during the thirteen weeks ended March 29, 2009 is presented below:

Number of Shares
Outstanding on December 28, 2008	53,000
Granted	—
Issued	(25,000)
Forfeited	—
Expired	—

Outstanding on March 29, 2009	28,000

The Company did not award non-vested common shares during the thirteen weeks ended March 29, 2009. During the thirteen weeks ended March 30, 2008, the Company awarded 50,000 non-vested common shares to employees at a weighted average value per share of $1.10. The majority of the non-vested common shares vest two years from the grant date.
A summary of the Company’s stock option grant activity during the thirteen weeks ended March 29, 2009 is presented below:

			Weighted Average
		Grant Price Range	Exercise Price Per	Aggregate
	Number of Options	Per Share	Share	Intrinsic Value
Outstanding on December 28, 2008	6,578,261	$0.79 – $11.63	$1.81
Granted	287,017	1.38 – 1.89	1.74
Exercised	(512,245)	0.90	0.90
Forfeited	(41,500)	1.49 – 2.82	1.74
Expired	(72,850)	1.35 – 3.57	2.34

Outstanding on March 29, 2009	6,238,683	$0.79 – $11.63	$1.87	$8,992

Exercisable on March 29, 2009	2,858,559	$0.79 – $11.63	$2.34	$3,136
Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
6. Comprehensive Income (Loss)
Comprehensive income (loss) for the thirteen weeks ended March 29, 2009 and March 30, 2008, respectively, is as follows:

	Thirteen Weeks Ended
	March 29,	March 30,
	2009	2008
Net income (loss)	$10,619	$(4,028)
Foreign currency translation adjustment	(123)	(52)
Unrealized gain (loss) on derivative contracts	357	(736)

Total comprehensive income (loss)	$10,853	$(4,816)

The foreign currency translation adjustment relates to the impact of a change in exchange rates on net assets located outside of the United States.
As of March 29, 2009, forward contracts to purchase 890 million Philippine pesos at a US dollar notional amount of $18.3 million were outstanding. The objective of the foreign currency hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the US operations to the Philippines representing the Philippines share of revenue. For the thirteen weeks ended March 29, 2009, the net loss associated with settled forward contracts was $0.5 million and is recorded as a component of cost of services. For the thirteen weeks ended March 30, 2008, the net gain associated with settled forward contracts was $0.4 million and was also recorded as a component of cost of services. Unrealized gain and unrealized loss in value of the outstanding forward contracts was $0.3 million and $0.3 million, respectively and was recorded in other assets and other liabilities as of March 29, 2009. The unrealized gain and unrealized loss will be recognized in earnings over the next 12 months as cash flows related to the intercompany payable are effectively settled.
As of March 29, 2009, a pay fixed / receive floating interest rate swap for a $5.0 million notional amount was outstanding. The interest rate swap has a maturity date of May 2011. The interest rate swap does not meet the criteria to be accounted for as a hedge and therefore, the unrealized loss of less than $0.1 million for the period ended March 29, 2009 was recognized as a component of interest expense in the Company’s Statement of Operations.
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
On January 29, 2009, the Company received a proposal from Tresar Holdings LLC, an affiliate of Theodore G. Schwartz, the Company’s chairman and principal shareholder (“Tresar”), to acquire all of the outstanding shares of the Company’s common stock of other than those shares held by Theodore G. Schwartz and certain related holders (the “Tresar Proposal”). In response to the receipt of the Tresar Proposal, the Company’s Board of Directors formed a special committee of independent directors to review the proposal. On or about February 10, 2009, the Company was served with a purported class action complaint filed on or about February 6, 2009. The complaint was filed in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois against the Company, all of its directors and Tresar Holdings LLC (“Tresar”). The complaint alleged that the directors breached their fiduciary duties of good faith, loyalty, fair dealing and due care. The complaint also alleged that Tresar and Theodore G. Schwartz aided and abetted the directors in breaching their fiduciary duties. The Company believed that the complaint had no merit. On March 9, 2009, the Company announced that the Special Committee and Tresar had jointly agreed not to further pursue the Tresar Proposal, and that Tresar had withdrawn its proposal. Following the withdrawal of the Tresar proposal, Plaintiff’s counsel agreed to dismiss the action without prejudice. The dismissal order was approved by the Court on March 17, 2009.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
8. Debt
As of December 30, 2007 the Company was party to two separate loan agreements: (i) a Second Restated Credit Agreement with LaSalle Bank National Association (LaSalle), as agent, as amended; and (ii) a Second Lien Loan Agreement (the Amendment.) with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (Atalaya), as amended. As partial consideration for the Amendments by Atalaya, the Company issued a warrant to purchase 512,245 common shares of the Company at an exercise price of $.90 per share to an affiliate of Atalaya. Atalaya has exercised all of their warrants on a cashless basis in the first fiscal quarter of 2009. The loan agreements provided the Company with a $27.5 million revolving loan facility which would have expired in October 2010 (Revolving Loan Facility) and a $15.0 million term loan which would have matured in January 2011 (Term Loan). For additional information regarding the loan agreements, as amended, see Note 9 of the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
On May 5, 2008, the Company entered into a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides the Company with a $40.0 million revolving loan facility which expires in May 2011. Borrowings under the Loan Agreement were used to repay in full the Company’s Revolving Loan Facility and Term Loan.
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
Borrowings under the Revolving Loan Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate which approximates the prime rate defined in the Revolving Loan Agreement subjecting the Company to interest rate risk and requires a $5.0 million interest rate hedge. In August 2008, the Company entered into a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The objective of the swap is to mitigate the variability in cash flows resulting from changes in the LIBOR rate. The interest rate swap does not meet the criteria to be accounted for as a hedge and therefore, the unrealized loss of less than $0.1 million for the period ended March 29, 2009 was recorded as a component of interest expense in the Company’s Statement of Operations.
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
In addition to borrowing against its eligible receivables, the Company could borrow an additional $9.0 million which was supported by a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, the Company’s Chairman and principal shareholder. The face amount of the Credit Enhancement Letter of Credit could be reduced or entirely released by PNC under certain circumstances after PNC received the Company’s audited financial statements for the fiscal year ended December 28, 2008, and if the Company achieved certain financial ratios and EBITDA and met certain minimum availability thresholds under the Revolving Loan Agreement.
In connection with the issuance of the Credit Enhancement Letter of Credit, the Company and TCS entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement). Under the terms of the Reimbursement Agreement, the Company paid $0.2 million in fees to TCS which was being amortized over the term of the Credit Enhancement Letter of Credit. Additionally, the Company paid TCS for providing the Credit Enhancement Letter of Credit an amount which varied depending on the amount of borrowings under the Revolving Loan Agreement. PNC was entitled to draw on the Credit Enhancement Letter of Credit under certain circumstances. In such event, the Company was obligated to reimburse TCS for the total amount so drawn. Any unpaid reimbursement amounts due under the Reimbursement Agreement incurred interest at a floating interest rate based on the LIBOR index rate.
The Company’s obligations under the Reimbursement Agreement were secured principally by a grant of a second priority security interest in all of its personal property, including accounts receivable. The Reimbursement Agreement also contained covenants substantially identical to the covenants contained in the Revolving Loan Agreement.
The Company’s financial results for the fiscal year ended December 28, 2008 met each of the necessary requirements under the Credit Enhancement Letter of Credit and PNC released the Credit Enhancement Letter of Credit on March 20, 2009.
Borrowings under the Revolving Loan Agreement totaled $6.1 million as of March 29, 2009. Interest rates on the Company’s borrowings with PNC for the thirteen weeks ended March 29, 2009 ranged from 3.75% to 4.71% under the Revolving Loan Agreement. The Company did not borrow against the Credit Enhancement Letter of Credit with TCS during the thirteen weeks ended March 29, 2009.
As of March 29, 2009, the Company had approximately $30.6 million in undrawn, committed capacity under its Revolving Loan Agreement, of which $18.6 million was available based upon borrowing base calculations. The Company is not aware of any issues with its lenders which might cause funds not to be available for it to draw upon under the terms of its Revolving Loan Agreement. The Company was in compliance with its financial covenants as of March 29, 2009.
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
9. Restructuring and Other Charges
Severance Charges
The Company recorded a reversal of severance charges of less than $0.1 million for the thirteen weeks ended March 29, 2009, primarily related to adjustments in retirement obligations recorded in fiscal year 2008. In January 2008, Robert Keller, the Company’s former President and CEO, announced his intention to retire. Additionally, in March 2008, the Company effectively restructured operations resulting in the elimination of approximately 100 operational and administrative positions throughout the company. Severance charges and retirement obligations of $2.3 million related to these events were recorded during the thirteen weeks ended March 30, 2008.
Cumulative payments to date of $2.6 million related to severance charges and retirement obligations have been made through March 29, 2009, of which $0.6 million occurred during the first quarter of fiscal 2009. Remaining cash payments of $0.9 million are payable through 2010.
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
As of March 29, 2009, the Company is in a cumulative loss position for the prior twelve quarters. This was primarily the result of losses incurred from the exited outbound customer acquisition business. Due to the uncertainty in the Company’s ability to realize the benefit of its net deferred tax assets a valuation allowance of $34.5 million is recorded as of March 29, 2009. The valuation allowance reported at December 28, 2008 was $39.0 million.
The tax provision for the thirteen weeks ended March 29, 2009 was $0.2 million. This is driven by a gross income earned tax of 5% on a portion of the Company’s Philippine results beginning in 2009 and certain state income taxes on the Company’s domestic results. The Federal and certain state tax provisions are fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This results in a 1.4% effective income tax rate for the thirteen weeks ended March 29, 2009. The effective tax rate for the thirteen weeks ended March 30, 2008 was zero.
The Company’s Federal net operating loss carry forwards expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2024	$2,147
2025	13,901
2026	9,187
2027	12,823

$38,058

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
11. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The impact of any potentially dilutive securities is excluded from the computation for the thirteen weeks ended March 30, 2008 as the Company recorded a net loss for this period. The following table sets forth the computation of basic and diluted earnings per share for the thirteen weeks ended March 29, 2009 and March 30, 2008:

	Thirteen Weeks Ended
	March 29,	March 30,
	2009	2008
	(In thousands, except earnings per share)

Net income (loss)	$10,619	$(4,028)

Shares used in basic per share calculation	50,818	50,222
Effects of dilutive securities:
Stock options	2,317	—
Non-vested stock	28	—

Shares used in diluted per share calculation	53,163	50,222

Net income (loss) per share:
Basic	$0.21	$(0.08)

Diluted	$0.20	$(0.08)

12. Fair Value Measurements
The Company adopted SFAS 157 “Fair Value Measurements” as of December 31, 2007. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on the Company’s own assumptions.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 29, 2009:

	Fair Value Measurements at March 29, 2009
	Level 1	Level 2	Level 3

Cash and cash equivalents(1)	$801	$—	$—

Foreign currency contracts, net liability(2)	$—	$9	$—

Interest rate swap, net liability(3)	$—	$256	$—

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
13. Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Financing costs of $0.2 million for the thirteen weeks ended March 30, 2008 have been reclassified from operating activities to financing activities in the Condensed Consolidated Statement of Cash Flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report and our audited consolidated financial statements which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. Our management’s discussion and analysis contains “forward-looking statements”. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events and are subject to known and unknown risks and uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. See “Forward Looking Statements and Factors That May Affect Future Results” on page 3 of this Quarterly Report on Form 10-Q and Item 1A in Part II of this Quarterly Report on Form 10-Q.
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment, and financial services industries. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, off-shore, and client-owned locations. As of March 29, 2009, we operated nine customer care centers in the United States, two of which are client-owned facilities, and four off-shore customer care centers in the Philippines. As of March 29, 2009, our domestic operations consisted of approximately 4,800 workstations and our off-shore operations consisted of approximately 3,400 workstations.
Early in 2008, our Board of Directors selected Michael P. Marrow as President and CEO, bringing 25 years of industry experience to our company. Since joining us, Mr. Marrow has assembled a team of talented mid- and senior-level managers, many of whom have deep experience in running successful outsourced call center operations, as well as senior-level managers with significant turnaround experience. The entire organization, under Mr. Marrow’s leadership, has transformed our Company into what we believe to be a more efficient and productive operation, which we believe has returned us to a profitable operating model. During 2008, we restructured operations resulting in the reduction of overhead costs and headcount, refinanced our debt, and took steps to improve our operating efficiencies. We saw an immediate impact from these and other cost savings initiatives resulting in us being profitable on a full year basis for fiscal year 2008. Additionally, our focus on improving our financial performance also resulted in increased gross profit margins, improved cash flow and lower levels of debt in fiscal year 2008.
During the 2009 first quarter, we continued to see a favorable impact from the initiatives launched in 2008 and prior years. Our gross profit margin was 25.3% for the first quarter of 2009, as compared to 18.8% for the fourth quarter of 2008 and well above the 12.2% gross profit margin for the first quarter of 2008. Net income for the first quarter of 2009 was $10.6 million, a 108% increase over the fourth quarter of 2008 and a $14.6 million improvement over the first quarter of 2008.

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
We have used methodologies that are consistent from year to year in all material respects. We have identified the following accounting policies and estimates that we believe are most critical in the preparation of our condensed consolidated financial statements: accounting for derivatives, allowance for doubtful accounts, accounting for employee benefits, revenue recognition, intangible assets, restructuring charges, accounting for stock-based compensation and income taxes. For details concerning these critical accounting policies and estimates see Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 3 to our audited consolidated financial statements which appears in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. Any deviation from these policies or estimates could have a material impact on our condensed consolidated financial statements.

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen weeks ended March 29, 2009 and March 30, 2008, respectively. Certain additional components of cost of services have been included as we believe they would enhance an understanding of our results of operations. All amounts in the table below are presented in thousands.

	Thirteen Weeks Ended
	March 29,	March 30,	Fav (Unfav)
	2009	2008	% Change
Net Revenue:	$73,246	$63,517	15.3%

Cost of Services:
Direct labor	38,308	37,530	(2.1)
Other facility expenses	16,388	18,216	10.0

Total cost of services	54,696	55,746	1.9

Percentage of revenue	74.7%	87.8%	—

Gross profit	18,550	7,771	138.7
Gross profit margin	25.3%	12.2%	—

Operating Expenses:
Selling, general & administrative expenses	7,754	8,568	9.5
Restructuring and other charges (reversals)	(56)	2,341	102.4

Total operating expenses	7,698	10,909	29.4

Operating income (loss)	10,852	(3,138)	445.8
Other income	(7)	(32)	(78.1)
Interest expense	89	922	90.3

Income (loss) before income taxes	10,770	(4,028)	367.4
Income tax provision	151	—	*

Net income (loss)	$10,619	$(4,028)	363.6%

*	Means that the percentage change is not meaningful
Non-GAAP Financial Measures
To supplement our Condensed Consolidated Financial Statements presented in accordance with GAAP, we use EBITDA, which is defined as a non-GAAP financial measure. The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. The items excluded from this non-GAAP financial measure are significant components of our financial statements and must be considered in performing a comprehensive analysis of our overall financial results.
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

	Thirteen Weeks Ended (1)
	March 29,	March 30,	Fav (Unfav)
	2009	2008	% Change
	(Dollars in thousands except statistical data and notes)
EBITDA (2)	$13,688	$365	3650.1%

Statistical information:
Number of customer care centers:
Domestic	9	9
Off-shore	4	3

Total	13	12

Number of workstations, end of period:
Domestic	4,848	4,537
Off-shore	3,380	2,965

Total	8,228	7,502

Notes to Non-GAAP Financial Measures

(1)	We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to March 31.

(2)	We define EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation and amortization, and interest expense.
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
EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended
	March 29,	March 30,
	2009	2008
	(Dollars in thousands)
Net income (loss)	$10,619	$(4,028)

Interest expense	89	922
Income tax provision	151	—
Depreciation and amortization	2,829	3,471

EBITDA	$13,688	$365

Comparison of Results of Operations for the Thirteen Weeks Ended March 29, 2009 and March 30, 2008
Net revenue increased 15.3% to $73.2 million for the thirteen weeks ended March 29, 2009, as compared to $63.5 million for the thirteen weeks ended March 30, 2008. The increase in revenue of $9.7 million is primarily driven by growth with existing and new clients of $17.4 million driven by increased volume across the communications, healthcare, publishing, and travel and entertainment verticals. This was partially offset by the decline in revenue of $5.2 million from the seasonal Medicare Part D program, $1.4 million from the exit of a retail client in 2008, $0.6 million from the financial services vertical and $0.5 million of other business.
Cost of services decreased $1.0 million, or 1.9%, to $54.7 million for the thirteen weeks ended March 29, 2009, from $55.7 million for the thirteen weeks ended March 30, 2008. Direct labor increased $0.8 million, or 2.1%, primarily driven by higher volume off-shore and in the domestic communications vertical, partially offset by lower direct wage rates both domestically and off-shore. Facility and other costs decreased $1.8 million, or 10.0%, primarily due to $0.8 million of reduced information technology costs resulting from the 2008 workforce reduction, $0.5 million of lower domestic facility costs and $0.5 million of other continued cost savings initiatives. Off-shore facility and other costs decreased $0.4 million, partially offset by $0.3 million of costs associated with the opening of our fourth facility in the Philippines. Cost of services as a percentage of revenue declined to 74.7% for the thirteen weeks ended March 29, 2009 from 87.8% for the thirteen weeks ended March 30, 2009 driven by cost savings initiatives.
Gross profit increased $10.8 million, or 138.7%, to $18.6 million for the thirteen weeks ended March 29, 2009, as compared to $7.8 million for the thirteen weeks ended March 30, 2008, primarily due to an increase in off-shore and domestic volume, lower domestic direct wages and a decline in facility and other costs. These factors also contributed to the improvement in the gross profit margin which increased to 25.3% for the thirteen weeks ended March 29, 2009 from 12.2% for the thirteen weeks ended March 30, 2008.
Selling, general and administrative expenses were $7.8 million for the thirteen weeks ended March 29, 2009, a decrease of $0.8 million from $8.6 million for the thirteen weeks ended March 30, 2008. The decrease is primarily due to a $0.2 million reduction in rent and other facility charges resulting from the relocation of our corporate office, a $0.2 million decrease in compensation and benefits and $0.4 million of other cost savings obtained through continuing efforts to maintain expense control.
Restructuring and other charges decreased $2.4 million, or 102.4%, to a negative $0.1 million for the thirteen weeks ended March 29, 2009, as compared to $2.3 million for the thirteen weeks ended March 30, 2008. We recorded $2.3 million of severance charges for the thirteen weeks ended March 30, 2008 related to the elimination of approximately 100 operations and administrative positions and the accrual of payment obligations to Robert Keller, our former CEO, upon his retirement. For more information regarding restructuring and other charges, see Note 9 of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating income was $10.9 million for the thirteen weeks ended March 29, 2009, as compared to an operating loss of $3.1 million for the thirteen weeks ended March 30, 2008. The $14.0 million improvement was the result of a $10.8 million increase in gross profit, a $2.4 million decrease in restructuring and other charges and a $0.8 million decrease in selling, general and administrative expenses as noted above.
Net interest expense decreased $0.8 million, or 90.3%, to $0.1 million for the thirteen weeks ended March 29, 2008, as compared to $0.9 million for the thirteen weeks ended March 30, 2008. The decrease is primarily related to a $0.6 million reduction in interest expense resulting from lower average debt balances and $0.2 million related to the amortization of points on forward contracts.
EBITDA was $13.7 million for the thirteen weeks ended March 29, 2009, an increase of $13.3 million, as compared to $0.4 million for the thirteen weeks ended March 30 2008. The increase was primarily due to a $10.1 million increase in gross profit, excluding a change in depreciation and amortization expense of $0.7 million, a $2.4 million decrease in restructuring and other charges and a $0.8 million decrease in selling, general and administrative expenses as noted above. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The tax provision for the thirteen weeks ended March 29, 2009 was $0.2 million. This is driven by a gross income earned tax of 5% on a portion of our Philippine results and state income taxes on our domestic results. The Federal tax provision is fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 1.4% effective income tax rate for the thirteen weeks ended March 29, 2009. The effective tax rate for the thirteen weeks ended March 30, 2008 was zero.
Net income for the thirteen weeks ended March 29, 2009 was $10.6 million, a $14.6 million increase from the net loss of $4.0 million for the thirteen weeks ended March 30, 2008.
Liquidity and Capital Resources
The following table sets forth our condensed consolidated statements of cash flow data for the thirteen weeks ended March 29, 2009 and March 30, 2008, respectively.

	Thirteen Weeks Ended
	March 29,	March 30,
	2009	2008
	(Dollars in thousands)
Net cash provided by operating activities	$3,183	$7,458
Net cash used in investing activities	(3,370)	(758)
Net cash used in financing activities	(37)	(6,097)
Effect of exchange rate changes on cash	407	(680)

Net increase (decrease) in cash and cash equivalents	$183	$(77)

Operating Activities
Net cash provided by operating activities was $3.2 million for the thirteen weeks ended March 29, 2009, a $4.3 million decrease from $7.5 million for the thirteen weeks ended March 30, 2008. The net decrease was primarily due to an $11.5 million increase in accounts receivable driven by increased net revenue and the timing of collections, a $3.0 million decrease in accrued payroll due to the timing of payments, a $2.9 million decrease in accrued severance costs and a $2.8 decrease in other accrued expenses and other liabilities, partly offset by the $14.6 million increase in net income.
Investing Activities
Net cash used in investing activities increased $2.6 million for the thirteen weeks ended March 29, 2009, as compared to the thirteen weeks ended March 30, 2008. Cash used in investing activities for the thirteen weeks ended March 29, 2009 consisted primarily of $1.7 million in capital expenditures related to the build-out of our fourth customer care center in the Philippines, $1.4 million in capital expenditures related to client implementations and $0.3 million in continued investment in operational and information technology equipment. Cash used in investing activities for the thirteen weeks ended March 30, 2008 consisted primarily of $0.4 million in continued investment in information technology equipment and $0.3 million in capital expenditures related to our third customer care center in the Philippines.
Financing Activities
Net cash used in financing activities of less than $0.1 million for the thirteen weeks ended March 29, 2009 relates to payments made against the Revolving Loan Facility. Net cash used in financing activities of $6.1 million for the thirteen weeks ended March 30, 2008 primarily relates to payments of $5.8 million against the Revolving Loan Facility and payments of $0.6 million against the Term Loan, offset by $0.2 million in financing costs and $0.1 million in cash received from the exercise of stock options.

Bank Financing
During the thirteen weeks ended March 29, 2009, we were party to a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides us with a $40.0 million revolving loan facility which expires in May 2011. The Revolving Loan Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Revolving Loan Agreement prohibit us (with limited exceptions) from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments.
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
The Company’s financial results for the fiscal year ended December 28, 2008 met each of the necessary requirements under the Credit Enhancement Letter of Credit and PNC released the Credit Enhancement Letter of Credit on March 20, 2009.
Borrowings under the Revolving Loan Agreement totaled $6.1 million as of March 29, 2009. We had approximately $30.6 million of undrawn capacity under the Revolving Loan Agreement as of March 29, 2009, of which $18.6 million was available based upon borrowing base calculations. We were in compliance with our financial covenants as of March 29, 2009.
Future Liquidity
We expect that our cash balances, cash flows from operations and available borrowings under our Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations for the next twelve months. Our cash flow is significantly impacted by our ability to collect our clients’ accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially and adversely affect the availability of cash to fund operations.
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
The impact from foreign currency exchange rates has become significant due to our exposure to the Philippine peso resulting from our expanded operations in the Philippines. We manage this risk through a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines share of revenue. As of March 29, 2009, forward contracts to purchase 890 million Philippine pesos at a U.S. dollar notional of $18.3 million were outstanding.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1A. Risk Factors
For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. There have been no material changes to these risk factors since that report.
Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.
Date: May 5, 2009	By:	/s/ Michael P. Marrow
Michael P. Marrow
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2009	By:	/s/ Andrew B. Szafran
Andrew B. Szafran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2009	By:	/s/ Joseph R. Doolan
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

4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

10.1	Indemnification Agreement, dated February 18, 2009, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 24, 2009.

10.2	Employment Agreement with Christopher H. Crowley, dated February 12, 2009, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated March 12, 2009.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.