Form 10-Q
period 2009-06-28
APAC CUSTOMER SERVICE INC
filed 2009-08-05
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 28, 2009
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
Registrant’s telephone number, including area code: (847) 374-4980
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer* ☐	Smaller reporting company ☐
(*Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 51,785,743 common shares, $0.01 par value per share, outstanding as of June 28, 2009.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 28,	December 28,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,605	$618
Accounts receivable, net	32,166	31,547
Other current assets	4,991	3,515

Total current assets	46,762	35,680

Property and equipment, net	23,535	22,664
Goodwill	13,338	13,338
Other intangible assets, net	2,230	3,434
Other assets	1,547	1,448

Total assets	$87,412	$76,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$6,100
Accounts payable	1,324	1,641
Income taxes payable	535	253
Accrued payroll and related items	17,674	18,727
Accrued liabilities	8,388	10,508

Total current liabilities	27,921	37,229

Other liabilities	3,216	3,915
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 51,786,702 shares issued and 51,785,743 shares outstanding at June 28, 2009, and 50,783,312 shares issued and 50,782,353 shares outstanding at December 28, 2008	518	509
Additional paid-in capital	106,503	104,517
Accumulated deficit	(51,385)	(69,741)
Accumulated other comprehensive income	645	136
Treasury shares: 959 and 959 shares at cost at June 28, 2009, and December 28, 2008, respectively	(6)	(1)

Total shareholders’ equity	56,275	35,420

Total liabilities and shareholders’ equity	$87,412	$76,564

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Net revenue	$66,042	$60,710	$139,288	$124,227
Cost of services	50,638	49,978	105,334	105,724

Gross profit	15,404	10,732	33,954	18,503

Operating expenses:
Selling, general and administrative expenses	7,596	7,827	15,350	16,395
Restructuring and other charges:
Restructuring charges (reversals)	—	(23)	(22)	(20)
Other severance charges (reversals)	7	460	(27)	2,798

Total operating expenses	7,603	8,264	15,301	19,173

Operating income (loss)	7,801	2,468	18,653	(670)
Other income	(23)	(142)	(30)	(174)
Interest (income) expense, net	(47)	2,673	42	3,595

Income (loss) before income taxes	7,871	(63)	18,641	(4,091)
Income tax provision	135	—	286	—

Net income (loss)	$7,736	$(63)	$18,355	$(4,091)

Net income (loss) per share:
Basic	$0.15	$(0.00)	$0.36	$(0.08)

Diluted	$0.14	$(0.00)	$0.34	$(0.08)

Weighted average number of shares outstanding:
Basic	51,404	50,393	51,111	50,307

Diluted	54,567	50,393	53,241	50,307

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 28,	June 29,
	2009	2008
Operating activities:
Net income (loss)	$18,355	$(4,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,782	6,422
Stock compensation expense	219	844
Amortized gain on sale leaseback	(47)	(63)
Gain on sale of property and equipment	(1)	(1)
Non-cash warrant issuances	—	215
Income taxes payable	283	—
Change in operating assets and liabilities	(6,489)	11,137

Net cash provided by operating activities	18,102	14,463

Investing activities:
Purchases of property and equipment, net	(5,467)	(2,786)
Net proceeds from sale of property and equipment	1	8

Net cash used in investing activities	(5,466)	(2,778)

Financing activities:
Net payments on long-term debt	—	(14,000)
Net (payments) borrowings under revolving credit facility	(6,100)	5,436
Payments of financing costs	—	(947)
Stock option transactions, including related excess income tax benefits	1,771	82

Net cash used in financing activities	(4,329)	(9,429)

Effect of exchange rate change on cash	680	(2,049)

Net increase in cash and cash equivalents	8,987	207

Cash and cash equivalents:
Beginning balance	618	1,426

Ending balance	$9,605	$1,633

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
The Company’s off-shore customer care centers use their local currency, the Philippine peso, as their functional currency. Assets and liabilities of off-shore customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the respective periods. All inter-company transactions and balances have been eliminated. The balance sheet at June 28, 2009 has been derived from the unaudited financial statements at that date and includes all of the information and notes required by GAAP for interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
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
In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” This FSP amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard for the fiscal quarter ended June 28, 2009 did not have an impact on the Company’s consolidated financial statements.

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
In April 2009, the FASB issued two FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements”. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. These FSPs are effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The adoption of these standards for the fiscal quarter ended June 28, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
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
In June 2009, the FASB issued Statement No. 168 (SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles; a replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the effect that this standard will have on its disclosures.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
In May 2009, the FASB issued Statement No. 165 (SFAS No. 165), “Subsequent Events”. SFAS No. 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The standard sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this standard for the fiscal quarter ended June 28, 2009 did not have a material impact on the Company’s consolidated financial statements.
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	June 28,	December 28,
	2009	2008
Accrued workers’ compensation	$1,407	$1,536
Deferred rent	1,086	1,071
Accrued professional fees	976	767
Accrued severance	612	1,372
Accrued telecom	487	163
Accrued property tax	209	256
Recognized / unrecognized loss on derivative contracts	106	954
Other	3,505	4,389

Total	$8,388	$10,508

4. Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the thirteen and twenty-six weeks ended June 28, 2009. As of June 28, 2009 and December 28, 2008, the Company had $13.3 million of goodwill.
The identifiable intangible assets of the Company represent acquired customer relationships and internally developed software. The acquired customer relationships have a gross carrying value of $28.5 million and accumulated amortization of $26.4 million and $25.2 million as of June 28, 2009 and December 28, 2008, respectively. The internally developed software has a gross carrying value of $0.3 million and accumulated amortization of $0.2 million as of June 28, 2009 and December 28, 2008. Total amortization expense related to intangible assets was $0.6 million for each of the thirteen weeks ended June 28, 2009 and June 29, 2008, and $1.2 million for each of the twenty-six weeks ended June 28, 2009 and June 29, 2008.
5. Accounting for Stock-Based Compensation
At June 28, 2009, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 2.6 million shares are available for future grants at June 28, 2009.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Total stock-based compensation expense was $0.2 million and $0.1 million for the thirteen weeks ended June 28, 2009 and June 29, 2008, respectively. For the twenty-six weeks ended June 28, 2009 and June 29, 2008, total stock-based compensation expense was $0.2 million and $0.8 million, respectively. As of June 28, 2009, there was $2.0 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately 3.4 years.
A summary of the Company’s non-vested common share grant activity during the twenty-six weeks ended June 28, 2009 is presented below:

Number of Shares
Outstanding on December 28, 2008	53,000
Granted	—
Issued	(28,000)
Forfeited	—
Expired	—

Outstanding on June 28, 2009	25,000

The Company did not award non-vested common shares during the thirteen weeks ended June 28, 2009 and June 29, 2008. The Company did not award any non-vested common shares during the twenty-six weeks ended June 28, 2009. During the twenty-six weeks ended June 29, 2008, the Company awarded 50,000 non-vested common shares to employees at a weighted average value per share of $1.10. The majority of the non-vested common shares vest two years from the grant date.
A summary of the Company’s stock option grant activity during the twenty-six weeks ended June 28, 2009 is presented below:

			Weighted Average
	Number of	Grant Price Range Per	Exercise Price Per	Aggregate
	Options	Share	Share	Intrinsic Value
Outstanding on December 28, 2008	6,066,016	$0.79 - $11.63	$1.88
Granted	594,034	1.38 - 5.53	3.36
Exercised	(735,519)	0.86 - 5.64	2.42
Forfeited	(91,224)	1.38 - 3.39	1.94
Expired	(98,350)	1.35 - 10.97	4.42

Outstanding on June 28, 2009	5,734,957	$0.79 - $11.63	$1.93	$18,831

Exercisable on June 28, 2009	2,273,673	$0.79 - $11.63	$2.18	$6,959
Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
6. Comprehensive Income (Loss)
Comprehensive income (loss) for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008, respectively, is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Net income (loss)	$7,736	$(63)	$18,355	$(4,091)
Foreign currency translation adjustment	19	(701)	(104)	(753)
Unrealized gain (loss) on derivative contracts	257	(1,526)	614	(2,262)

Total comprehensive income (loss)	$8,012	$(2,290)	$18,865	$(7,106)

The foreign currency translation adjustment relates to the impact of a change in exchange rates on net assets located outside of the United States.
As of June 28, 2009, forward contracts to purchase 892 million Philippine pesos at a US dollar notional amount of $18.2 million were outstanding. The objective of the foreign currency hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the US operations to the Philippines representing the Philippines share of revenue. The net loss associated with settled forward contracts was $0.4 million and $0.9 million for the thirteen weeks and twenty-six weeks ended June 28, 2009, respectively, both of which are recorded as a component of cost of services. For the thirteen weeks ended June 29, 2008, the net loss associated with settled forward contracts was $0.1 million and for the twenty-six weeks ended June 29, 2008, the net gain on settled forward contracts was $0.3 million, both of which are recorded as a component of cost of services.
As of June 28, 2009, the unrealized gain and unrealized loss in value of the outstanding forward contracts was $0.3 million and $0.1 million, respectively, and was recorded in other assets and other liabilities. As of December 28, 2008, the unrealized gain and unrealized loss in value of the outstanding forward contracts was $0.3 million and $0.7 million, respectively, and was also recorded in other assets and other liabilities. The unrealized gain and unrealized loss will be recognized in earnings over the next 12 months as cash flows related to the intercompany payable are effectively settled.
During the twenty-six weeks ended June 28, 2009, the Company was party to a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The interest rate swap had a maturity date of May 2011 however, it was terminated in June 2009 due to the elimination of outstanding borrowings.
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
On January 29, 2009, the Company received a proposal from Tresar Holdings LLC, an affiliate of Theodore G. Schwartz, the Company’s chairman and principal shareholder (Tresar), to acquire all of the outstanding shares of the Company’s common stock other than those shares held by Theodore G. Schwartz and certain related holders (the Tresar Proposal). In response to the receipt of the Tresar Proposal, the Company’s Board of Directors formed a special committee of independent directors to review the proposal. On or about February 10, 2009, the Company was served with a purported class action complaint filed on or about February 6, 2009. The complaint was filed in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (the “Court”) against the Company, all of its directors and Tresar. The complaint alleged that the directors breached their fiduciary duties of good faith, loyalty, fair dealing and due care. The complaint also alleged that Tresar and Theodore G. Schwartz aided and abetted the directors in breaching their fiduciary duties. The Company believed that the complaint had no merit. On March 9, 2009, the Company announced that the Special Committee and Tresar had jointly agreed not to further pursue the Tresar Proposal, and that Tresar had withdrawn its proposal. Following the withdrawal of the Tresar proposal, Plaintiff’s counsel agreed to dismiss the action without prejudice. The dismissal order was approved by the Court on March 17, 2009.
On May 27, 2009, a purported collective/class action complaint captioned Tiffany Sharpe, et al. v. APAC Customer Services, Inc. was filed in the United States District Court for the Western District of Wisconsin. On behalf of the named plaintiff, a non-exempt call center employee, and other similarly situated individuals, the complaint asserts violations under the Federal Fair Labor Standards Act related to overtime compensation and wage records. The complaint also asserts violations under Wisconsin Wage Payment and Overtime Compensation Laws based upon the same alleged facts. The complaint purports to allege claims as a nationwide collective action under federal law, as well as a class action under Wisconsin state law. The complaint seeks various forms of relief, including injunctive relief, unpaid overtime wages, liquidated damages, interest, and attorneys’ fees and costs. The Company believes that the claims are without merit and intends to vigorously defend this action. As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of this matter, nor can it estimate the amount of any losses that might result.
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
Borrowings under the Revolving Loan Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate which approximates the prime rate defined in the Revolving Loan Agreement, subjecting the Company to interest rate risk, and requires a $5.0 million interest rate hedge. In August 2008, the Company entered into a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The objective of the swap was to mitigate the variability in cash flows resulting from changes in the LIBOR rate. In June 2009, the swap was terminated due to the elimination of outstanding borrowings.
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
The Company’s financial results for the fiscal year ended December 28, 2008 met each of the necessary requirements under the Credit Enhancement Letter of Credit. The Company did not borrow against the Credit Enhancement Letter of Credit with TCS during the period from December 29, 2008 through March 20, 2009, at which time PNC released the Credit Enhancement Letter of Credit.
Interest rates on the Company’s borrowings with PNC for the twenty-six weeks ended June 28, 2009 ranged from 3.25% to 3.75% under the Revolving Loan Agreement. There were no outstanding borrowings under the Revolving Loan Agreement as of June 28, 2009 and the Company had cash of $9.6 million at June 28, 2009.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
As of June 28, 2009, the Company had approximately $25.7 million in undrawn, committed capacity under its Revolving Loan Agreement, of which $19.7 million was available based upon borrowing base calculations. The Company is not aware of any issues with its lenders which might cause funds not to be available for it to draw upon under the terms of its Revolving Loan Agreement. The Company was in compliance with its financial covenants as of June 28, 2009.
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
9. Restructuring and Other Charges
Severance Charges
The Company recorded severance charges (reversals) of less than $0.1 million for the thirteen and twenty-six weeks ended June 28, 2009, primarily related to adjustments in severance charges and retirement obligations recorded in fiscal year 2008. In January 2008, Robert Keller, the Company’s former President and CEO, announced his intention to retire. Additionally, in March 2008, the Company effectively restructured operations resulting in the elimination of approximately 100 operational and administrative positions throughout the company. In May 2008, the Company announced its intent to further reduce approximately 30 operational and administrative positions throughout the remainder of 2008 resulting in severance charges of $0.5 million for the thirteen weeks ended June 29, 2008. Severance charges and retirement obligations of $2.8 million related to these events were recorded during the twenty-six weeks ended June 29, 2008.
Cumulative payments to date of $2.9 million related to severance charges and retirement obligations have been made through June 28, 2009, of which $0.9 million occurred during the twenty-six weeks ended June 28, 2009. Remaining cash payments of $0.6 million are payable through 2010.
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
As of June 28, 2009, the Company was no longer in a cumulative loss position for the prior twelve quarters, but had been as of March 29, 2009. This was primarily the result of losses incurred from the exited outbound customer acquisition business. Due to the uncertainty in the Company’s ability to realize the benefit of its net deferred tax assets a valuation allowance of $32.2 million was recorded as of June 28, 2009. The valuation allowance reported at December 28, 2008 was $39.0 million.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
The income tax provision for the thirteen and twenty-six weeks ended June 28, 2009 was $0.1 million and $0.3 million, respectively. This is driven by a gross income earned tax of 5% on a portion of the Company’s Philippine financial results beginning in 2009 and certain state income taxes on the Company’s domestic financial results. The Federal and certain state tax provisions are fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This results in a 1.7% effective income tax rate for the thirteen weeks ended June 28, 2009 and a 1.5% effective income tax rate for the twenty-six weeks ended June 28, 2009. The effective tax rate for the thirteen and twenty-six weeks ended June 29, 2008 was zero.
The Company’s Federal net operating loss carry forwards expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2025	$10,109
2026	9,187
2027	12,823

$32,119

11. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The impact of any potentially dilutive securities is excluded from the computation for the thirteen and twenty-six weeks ended June 29, 2008 as the Company recorded a net loss for this period. The following table sets forth the computation of basic and diluted earnings per share for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(In thousands, except earnings per share)

Net income (loss)	$7,736	$(63)	$18,355	$(4,091)

Shares used in basic per share calculation	51,404	50,393	51,111	50,307
Effects of dilutive securities:
Stock options	3,138	—	2,105	—
Non-vested stock	25	—	25	—

Shares used in diluted per share calculation	54,567	50,393	53,241	50,307

Net income (loss) per share:
Basic	$0.15	$(0.00)	$0.36	$(0.08)

Diluted	$0.14	$(0.00)	$0.34	$(0.08)

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 28, 2009:

	Fair Value Measurements at June 28, 2009
	Level 1	Level 2	Level 3

Cash and cash equivalents(1)	$9,605	$—	$—

Foreign currency contracts, net asset(2)	$—	$187	$—

Notes to Fair Value Measurements

(1)	Cash and cash equivalents: The carrying amount of these items approximates fair value at period end.

(2)
Foreign currency contracts: The carrying amount of these items is based on valuations provided by the counter-party institution, but there are no guaranteed selling prices for these forward currency contracts.

The carrying amounts of accounts receivable, accounts payable and short-term debt approximate fair value.
13. Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. For the twenty-six weeks ended June 29, 2008, financing costs of $0.9 million have been reclassified from operating activities to financing activities and non-cash warrant issuances of $0.2 million have been reclassified from financing activities to operating activities in the Condensed Consolidated Statement of Cash Flows.
14. Subsequent Events
Effective this quarter, the Company implemented FASB Statement No. 165 (SFAS No. 165), “Subsequent Events”. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 28, 2009 up through August 5, 2009, the date it issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

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
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, business services, communications, publishing, travel and entertainment, financial services, and media industries. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, off-shore, and client-owned locations. As of June 28, 2009, we operated nine customer care centers in the United States, two of which are client-owned facilities, and four off-shore customer care centers in the Philippines. As of June 28, 2009, our domestic operations consisted of approximately 5,200 workstations and our off-shore operations consisted of approximately 3,500 workstations.
Early in 2008, our Board of Directors selected Michael P. Marrow as President and CEO, bringing 25 years of industry experience to our company. Since joining us, Mr. Marrow has assembled a team of talented mid- and senior-level managers, many of whom have deep experience in running successful outsourced call center operations, as well as senior-level managers with significant turnaround experience. The entire organization, under Mr. Marrow’s leadership, has transformed our Company into what we believe to be a more efficient and productive operation, which we believe has returned us to a profitable operating model. During 2008, we restructured operations resulting in the reduction of overhead costs and headcount, refinanced our debt, and took steps to improve our operating efficiencies. We saw an immediate impact from these and other cost savings initiatives resulting in the Company’s profitability on a full year basis for fiscal year 2008. Additionally, our focus on improving our financial performance also resulted in increased gross profit margins, improved cash flow and lower levels of debt in fiscal year 2008.
During the first half of 2009, we continued to see a favorable impact from the initiatives launched in 2008 and prior years. Our revenue has grown by 12.1% for the twenty-six weeks ended June 28, 2009 as compared with the comparable prior year period, driven by expanded services with existing clients and the acquisition of new clients. Cost of services as a percentage of revenue has declined significantly driven by cost savings initiatives. This has resulted in a gross profit margin of 24.4% for the twenty-six weeks ended June 28, 2009, as compared to 14.9% for the twenty-six weeks ended June 29, 2008. Net income for the first half of 2009 was $18.4 million, a 548.7% increase over the same period of 2008. In addition, our outstanding borrowings were eliminated in June 2009, allowing us to use our cash generated from operations to fund our capital expenditures to drive further growth.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Certain of our accounting policies are considered critical, due to the level of subjectivity and judgment necessary in applying these policies and because the impact of these estimates and assumptions on our financial condition and operating performance may be material. On an ongoing basis, we evaluate our estimates and judgments in these areas based on historic experience and other relevant factors. The estimates as of the date of the financial statements reflect our best judgment giving consideration to all currently available facts and circumstances. We believe our estimates and judgments are reasonable, however, actual results and the timing of the recognition of such amounts could differ from those estimates.
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

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008, respectively. Certain additional components of cost of services have been included as we believe they would enhance an understanding of our results of operations. All amounts in the table below are presented in thousands.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 28,	June 29,	Fav (Unfav)	June 28,	June 29,	Fav (Unfav)
	2009	2008	% Change	2009	2008	% Change

Net Revenue	$66,042	$60,710	8.8%	$139,288	$124,227	12.1%

Cost of Services:
Direct labor	34,212	34,449	0.7	72,520	71,979	(0.8)
Other facility expenses	16,426	15,529	(5.8)	32,814	33,745	2.8

Total cost of services	50,638	49,978	(1.3)	105,334	105,724	0.4

Percentage of revenue	76.7%	82.3%	—	75.6%	85.1%	—

Gross profit	15,404	10,732	43.5	33,954	18,503	83.5
Gross profit margin	23.3%	17.7%	—	24.4%	14.9%	—

Operating Expenses:
Selling, general & administrative expenses	7,596	7,827	3.0	15,350	16,395	6.4
Restructuring and other charges (reversals)	7	437	98.4	(49)	2,778	101.8

Total operating expenses	7,603	8,264	8.0	15,301	19,173	20.2

Operating income (loss)	7,801	2,468	216.1	18,653	(670)	*
Other income	(23)	(142)	(83.8)	(30)	(174)	(82.8)
Interest (income) expense, net	(47)	2,673	101.8	42	3,595	98.8

Income (loss) before income taxes	7,871	(63)	*	18,641	(4,091)	555.7
Income tax provision	135	—	*	286	—	*

Net income (loss)	$7,736	$(63)	*	$18,355	$(4,091)	548.7%

*	Means that the percentage change is not meaningful
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
We believe this non-GAAP financial measure provides meaningful supplemental information and is useful in understanding our results of operations and analyzing trends because it excludes certain charges such as interest, taxes, depreciation and amortization expenses that are not part of our ordinary business operations.
EBITDA is a measure used by our lenders, investors and analysts to evaluate our financial performance and our ability to pay interest and repay debt. This measure is also indicative of our ability to fund the capital investments necessary for our continued growth. We use this measure, together with our GAAP financial metrics, to assess our financial performance, allocate resources, measure our performance against debt covenants and evaluate our overall progress towards meeting our long-term financial objectives.

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

	Thirteen Weeks Ended (1)			Twenty-Six Weeks Ended
	June 28,	June 29,	Fav (Unfav)	June 28,	June 29,	Fav (Unfav)
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands except statistical data and notes)
EBITDA (2)	$10,777	$5,561	93.8%	$24,465	$5,926	312.8%

Statistical information:
Number of customer care centers:
Domestic	9	9		9	9
Off-shore	4	3		4	3

Total	13	12		13	12

Number of workstations, end of period:
Domestic	5,177	4,655		5,177	4,655
Off-shore	3,486	3,259		3,486	3,259

Total	8,663	7,914		8,663	7,914

Notes to Non-GAAP Financial Measures

(1)	We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to June 30.

(2)	We define EBITDA as net income (loss) plus the provision (benefit) for income taxes, depreciation and amortization, and interest expense.
EBITDA is a measure used by our lenders, investors and analysts to evaluate our financial performance and our ability to pay interest and repay debt. This measure is also indicative of our ability to fund the capital investments necessary for our continued growth. We use this measure, together with our GAAP financial metrics, to assess our financial performance, allocate resources, measure our performance against debt covenants and evaluate our overall progress towards meeting our long-term financial objectives.

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
EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income (loss)	$7,736	$(63)	$18,355	$(4,091)

Interest (income) expense, net	(47)	2,673	42	3,595
Income tax provision	135	—	286	—
Depreciation and amortization	2,953	2,951	5,782	6,422

EBITDA	$10,777	$5,561	$24,465	$5,926

Comparison of Results of Operations for the Thirteen Weeks Ended June 28, 2009 and June 29, 2008
Net revenue increased 8.8% to $66.0 million for the thirteen weeks ended June 28, 2009, as compared to $60.7 million for the thirteen weeks ended June 29, 2008. The increase in revenue of $5.3 million is primarily driven by growth with existing and new clients of $11.8 million driven by increased volume across the communications, healthcare and publishing verticals. This was partially offset by the decline in revenue of $3.2 million from the seasonal Medicare Part D program, $1.1 million from the exit of a retail client in 2008, $1.0 million from the business services vertical and $1.2 million of other business.
Cost of services increased $0.6 million, or 1.3%, to $50.6 million for the thirteen weeks ended June 28, 2009, from $50.0 million for the thirteen weeks ended June 29, 2008. Direct labor decreased $0.2 million, or less than 1%, primarily driven by lower direct wage rates and benefits, improved efficiencies both domestically and off-shore, and lower volume in the business services vertical, partially offset by higher volume in the domestic communications vertical and higher volume off-shore. Facility and other costs increased $0.9 million, or 5.8%, primarily due to $1.2 million of increased facility costs related to growth and expansion domestically and from the build-out of our fourth facility in the Philippines, partially offset by $0.3 million of other continued cost savings initiatives. Cost of services as a percentage of revenue declined to 76.7% for the thirteen weeks ended June 28, 2009 from 82.3% for the thirteen weeks ended June 29, 2008, driven by lower direct wages and benefits, and improved efficiencies.
Gross profit increased $4.7 million, or 43.5%, to $15.4 million for the thirteen weeks ended June 28, 2009, as compared to $10.7 million for the thirteen weeks ended June 29, 2008, primarily due to an increase in off-shore and domestic volume, lower domestic direct wages and benefits, and overall improved efficiencies, offset partially by increased facility and other costs. Lower direct wages and benefits as a percentage of revenue and improved efficiencies in direct labor contributed to the improvement in the gross profit margin which increased to 23.3% for the thirteen weeks ended June 28, 2009 from 17.7% for the thirteen weeks ended June 29, 2008.
Selling, general and administrative expenses were $7.6 million for the thirteen weeks ended June 28, 2009, a decrease of $0.2 million from $7.8 million for the thirteen weeks ended June 29, 2008. The decrease is primarily due to a $0.2 million reduction in rent and other facility charges resulting from the relocation of our corporate office and a $0.2 reduction in bad debt expense, partially offset by a $0.2 million increase in franchise taxes and professional fees.
Restructuring and other charges of less than $0.1 million were recorded for the thirteen weeks ended June 28, 2009, as compared to $0.4 million for the thirteen weeks ended June 29, 2008 and were primarily related to adjustments in severance charges and retirement obligations recorded in fiscal year 2008. We recorded $0.4 million of severance charges for the thirteen weeks ended June 29, 2008 primarily related to changes in our executive team and further reductions in our operational and administrative headcount. For more information regarding restructuring and other charges, see Note 9 of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating income was $7.8 million for the thirteen weeks ended June 28, 2009, as compared to $2.5 million for the thirteen weeks ended June 29, 2008. The $5.3 million improvement was the result of a $4.7 million increase in gross profit, a $0.4 million decrease in restructuring and other charges and a $0.2 million decrease in selling, general and administrative expenses as noted above.
Net interest income was less than $0.1 million for the thirteen weeks ended June 28, 2009 and was primarily related to $0.2 million from the amortization of points on forward contracts, partially offset by $0.2 million of fees and interest associated with borrowings under the Revolving Loan Facility with PNC. Net interest expense of $2.7 million for the thirteen weeks ended June 29, 2008 was primarily related to the acceleration of deferred financing charges and prepayment fees of $1.8 million due to the early repayment in May 2008 of our loan facilities with LaSalle and Atalaya, $0.6 million of fees and interest associated with borrowings of those loan facilities and $0.3 million of fees and interest associated with borrowings under the new Revolving Loan Agreement with PNC.
EBITDA was $10.8 million for the thirteen weeks ended June 28, 2009, an increase of $5.2 million, as compared to $5.6 million for the thirteen weeks ended June 29, 2008. The increase was primarily due to a $4.7 million increase in gross profit, a $0.4 million decrease in restructuring and other charges and a $0.2 million decrease in selling, general and administrative expenses as noted above, offset by a $0.1 million decrease in other income. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The income tax provision for the thirteen weeks ended June 28, 2009 was $0.1 million. This is driven by a gross income earned tax of 5% on a portion of our Philippine financial results and domestic state income taxes. The Federal tax provision is fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 1.7% effective income tax rate for the thirteen weeks ended June 28, 2009. The tax benefit associated with the loss before income taxes incurred for the thirteen weeks ended June 29, 2008 of less than $0.1 million and the related deferred tax asset were offset with a corresponding valuation allowance. This resulted in a zero effective income tax rate for the thirteen weeks ended June 29, 2008.
Net income for the thirteen weeks ended June 28, 2009 was $7.7 million, a $7.8 million increase from the net loss of $0.1 million for the thirteen weeks ended June 29, 2008.
Comparison of Results of Operations for the Twenty-six Weeks Ended June 28, 2009 and June 29, 2008
Net revenue increased 12.1% to $139.3 million for the twenty-six weeks ended June 28, 2009, as compared to $124.2 million for the twenty-six weeks ended June 29, 2008. The increase in revenue of $15.1 million is primarily driven by growth with existing and new clients of $28.6 million as a result of increased volume across the communications, healthcare and publishing verticals. This was partially offset by the decline in revenue of $8.4 million from the seasonal Medicare Part D program, $2.5 million from the exit of a retail client in 2008, $1.4 million in the business services vertical and $1.2 million of other business.
Cost of services decreased $0.4 million, or 0.4%, to $105.3 million for the twenty-six weeks ended June 28, 2009, from $105.7 million for the twenty-six weeks ended June 29, 2008. Direct labor increased $0.5 million, or 0.8%, primarily driven by higher volume off-shore and in the domestic communications and healthcare verticals, partially offset by lower direct wage rates and benefits, and improved efficiencies both domestically and off-shore. Total facility and other costs decreased $0.9 million, or 2.8%, primarily due to $0.8 million of reduced information technology costs resulting from the 2008 workforce reduction and a $0.5 million decrease in facility costs, partially offset by a $0.4 million increase in telecommunication costs associated with increased volumes off-shore. Cost of services as a percentage of revenue declined to 75.6% for the twenty-six weeks ended June 28, 2009 from 85.1% for the twenty-six weeks ended June 29, 2008, primarily driven by lower direct wages and benefits, improved efficiencies and reduced information technology costs.
Gross profit increased $15.5 million, or 83.5%, to $34.0 million for the twenty-six weeks ended June 28, 2009, as compared to $18.5 million for the twenty-six weeks ended June 29, 2008, primarily due to an increase in off-shore and domestic volume, lower domestic direct wages and benefits, and a decline in facility and other costs. Lower direct wages and benefits as a percent of revenue, improved efficiencies in direct labor and reduced information technology costs contributed to the improvement in the gross profit margin which increased to 24.4% for the twenty-six weeks ended June 28, 2009 from 14.9% for the twenty-six weeks ended June 29, 2008.
Selling, general and administrative expenses were $15.4 million for the twenty-six weeks ended June 28, 2009, a decrease of $1.0 million from $16.4 million for the twenty-six weeks ended June 29, 2008. The decrease is primarily due to a $0.4 million reduction in rent and other facility charges resulting from the relocation of our corporate office, a $0.2 reduction in bad debt expense, a $0.2 million reduction in salaries and wages and $0.2 million of other cost savings obtained through continued efforts to control expenses.
Restructuring and other charges decreased $2.8 million to a negative $0.1 million, as compared to $2.8 million for the twenty-six weeks ended June 28, 2009 and were primarily related to adjustments in severance charges and retirement obligations recorded in fiscal year 2008. During the twenty-six weeks ended June 29, 2008, we recorded charges of $2.8 million resulting from the accrual of retirement obligations of $1.1 million to Robert Keller, our former CEO, upon his retirement and $1.7 million of severance charges related to the elimination of approximately 130 operations and administrative positions and changes to our executive team. For more information regarding restructuring and other charges, see Note 9 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Operating income was $18.7 million for the twenty-six weeks ended June 28, 2009, as compared an operating loss of $0.7 million for the twenty-six weeks ended June 29, 2008. The $19.4 million improvement was the result of a $15.5 million increase in gross profit, a $2.8 million decrease in restructuring and other charges and a $1.0 million decrease in selling, general and administrative expenses as noted above.
Net interest expense was less than $0.1 million for the twenty-six weeks ended June 28, 2009 and was primarily related to $0.4 million of fees and interest associated with borrowings under the Revolving Loan Facility, offset by $0.4 million related to the amortization of points on forward contracts. Net interest expense of $3.6 million for the twenty-six weeks ended June 29, 2008 was primarily related to the acceleration of deferred financing charges and prepayment fees of $1.8 million due to the early repayment in May 2008 of our loan facilities with LaSalle and Atalaya, $1.5 million of fees and interest associated with borrowings of those loan facilities and $0.3 million of fees and interest associated with borrowings under the new Revolving Loan Agreement with PNC.
EBITDA was $24.4 million for the twenty-six weeks ended June 28, 2009, an increase of $18.5 million, as compared to $5.9 million for the twenty-six weeks ended June 29, 2008. The increase was primarily due to an increase in gross profit of $14.8 million, excluding a change in depreciation and amortization expense of $0.7 million, a $2.8 million decrease in restructuring and other charges and a $1.0 million decrease in selling, general and administrative expenses as noted above, offset by a $0.1 million decrease in other income. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The income tax provision for the twenty-six weeks ended June 28, 2009 was $0.3 million. This is driven by a gross income earned tax of 5% on a portion of our Philippine financial results and domestic state income taxes. The Federal tax provision is fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 1.5% effective income tax rate for the twenty-six weeks ended June 28, 2009. The benefit associated with the loss before income taxes incurred for the twenty-six weeks ended June 29, 2008 of $1.6 million and the related deferred tax asset were offset with a corresponding valuation allowance. This resulted in a zero effective income tax rate for the twenty-six weeks ended June 29, 2008.
Net income for the twenty-six weeks ended June 28, 2009 was $18.4 million, a $22.5 million increase from the net loss of $4.1 million for the twenty-six weeks ended June 29, 2008.
Liquidity and Capital Resources
The following table sets forth our condensed consolidated statements of cash flow data for the twenty-six weeks ended June 28, 2009 and June 29, 2008, respectively.

	Twenty-Six Weeks Ended
	June 28,	June 29,
	2009	2008
	(Dollars in thousands)
Net cash provided by operating activities	$18,102	$14,463
Net cash used in investing activities	(5,466)	(2,778)
Net cash used in financing activities	(4,329)	(9,429)
Effect of exchange rate changes on cash	680	(2,049)

Net increase in cash and cash equivalents	$8,987	$207

Operating Activities
Net cash provided by operating activities was $18.1 million for the twenty-six weeks ended June 28, 2009, a $3.6 million increase from $14.5 million for the twenty-six weeks ended June 29, 2008. The net increase was primarily due to a $22.5 increase in net income, offset by a $5.2 million decrease in accrued payroll and severance costs primarily related to the payout of 2008 management bonuses and payments related to severance and retirement obligations recorded in 2008, a $4.0 million decrease in other accrued expenses and other liabilities partly related to the acceleration of deferred financing charges and fees due to the early repayment in May 2008 of our loan facilities with LaSalle and Atalaya and the payment of accrued restructuring charges associated with the 2008 relocation of our corporate office, a $3.5 million increase in prepaid expenses resulting from the timing of payments, a $3.4 million increase in accounts receivable driven by increased revenue and the timing of collections and a $2.8 million decrease in net unrealized gain/loss on derivative contracts.
Investing Activities
Net cash used in investing activities increased $2.7 million to $5.5 million for the twenty-six weeks ended June 28, 2009, as compared to $2.8 million for the twenty-six weeks ended June 29, 2008. Cash used in investing activities for the twenty-six weeks ended June 28, 2009 consisted primarily of $2.2 million in capital expenditures related to client implementations, $2.3 million in capital expenditures related to the build-out of our fourth customer care center in the Philippines and $1.0 million in continued investment in operational and information technology equipment.
Cash used in investing activities for the twenty-six weeks ended June 29, 2008 consisted primarily of $1.3 million in continued investment in information technology equipment, $1.0 million for the build-out of our Davenport, Iowa customer care center, net of funding from the landlord, and $0.5 million in capital expenditures related to our third customer care center in the Philippines.
Financing Activities
Net cash used in financing activities of $4.3 million for the twenty-six weeks ended June 28, 2009 is the result of net payments of $6.1 million against the Revolving Loan Facility, offset by $1.8 million cash received from the exercise of stock options.
Net cash used in financing activities of $9.4 million for the twenty-six weeks ended June 29, 2008 is the result of net payments of $14.0 million and $12.3 million as repayment in full of our outstanding term loan with Atalaya and our revolving loan facility with LaSalle, respectively, and $0.9 million in financing costs, partially offset by net borrowings of $17.7 million under our new Revolving Loan Agreement with PNC Bank National Association (PNC) and $0.1 million cash received from the exercise of stock options.
Bank Financing
During the twenty-six weeks ended June 28, 2009, we were party to a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides us with a $40.0 million revolving loan facility which expires in May 2011. The Revolving Loan Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Revolving Loan Agreement prohibit us (with limited exceptions) from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments.
Our ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from our clients. In addition to borrowing against our eligible receivables, we could borrow an additional $9.0 million which was supported by a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, our Chairman and principal shareholder. In connection with the issuance of the Credit Enhancement Letter of Credit, we and TCS entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement).

The face amount of the Credit Enhancement Letter of Credit could be reduced or entirely released by PNC under certain circumstances after PNC received our audited financial statements for the fiscal year ended December 28, 2008, and if we achieved certain financial ratios and EBITDA and met certain minimum availability thresholds under the Revolving Loan Agreement. Our financial results for the fiscal year ended December 28, 2008 met each of the necessary requirements under the Credit Enhancement Letter of Credit. The Company did not borrow against the Credit Enhancement Letter of Credit with TCS during the period from December 29, 2008 through March 20, 2009, at which time PNC released the Credit Enhancement Letter of Credit.
There were no outstanding borrowings under the Revolving Loan Agreement as of June 28, 2009 and we had cash of $9.6 million at June 28, 2009. We had approximately $25.7 million of undrawn capacity under the Revolving Loan Agreement as of June 28, 2009, of which $19.7 million was available based upon borrowing base calculations. We were in compliance with our financial covenants as of June 28, 2009.
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
Historically, we have been exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in the Philippines. Our Revolving Loan Agreement bears interest at floating rates, subjecting us to interest rate risk. To date, the impact from interest rate fluctuations has not been material. In August 2008, we entered into a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The objective of the contract was to mitigate the variability in cash flows resulting from changes in the underlying interest rate index or changes in the LIBOR rate. The contract was terminated in June 2009 due to the elimination of outstanding borrowings.
The impact from foreign currency exchange rates has become significant due to our exposure to the Philippine peso resulting from our expanded operations in the Philippines. We manage this risk through a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines share of revenue. As of June 28, 2009, forward contracts to purchase 892 million Philippine pesos at a U.S. dollar notional of $18.2 million were outstanding.

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
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information

Item 1.	Legal Proceedings
On May 27, 2009, a purported collective/class action complaint captioned Tiffany Sharpe, et al. v. APAC Customer Services, Inc. was filed in the United States District Court for the Western District of Wisconsin. On behalf of the named plaintiff, a non-exempt call center employee, and other similarly situated individuals, the complaint asserts violations under the Federal Fair Labor Standards Act related to overtime compensation and wage records. The complaint also asserts violations under Wisconsin Wage Payment and Overtime Compensation Laws based upon the same alleged facts. The complaint purports to allege claims as a nationwide collective action under federal law, as well as a class action under Wisconsin state law. The complaint seeks various forms of relief, including injunctive relief, unpaid overtime wages, liquidated damages, interest, and attorneys’ fees and costs. We believe that the claims are without merit and intend to vigorously defend this action. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of this matter, nor can we estimate the amount of any losses that might result.

Item 1A.	Risk Factors
For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. There have been no material changes to these risk factors since that report.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of the Company was held on June 3, 2009.
(b)	The name of each director elected at the Annual Meeting of Shareholders is set forth under (c) below.
(c)	Set forth below is the tabulation of the votes for each nominee for election as a director of the Company. All votes against nominees were recorded by the inspector of election as withheld.

		Withhold Authority
Name	For	(including broker non-vote)
Cindy K. Andreotti	47,223,432	1,040,455
John C. Kraft	47,623,937	639,950
Michael P. Marrow	47,696,993	566,894
John J. Park	47,672,632	591,255
Theodore G. Schwartz	43,644,373	4,619,514
Samuel K. Skinner	47,685,268	578,619
John L. Workman	47,599,366	664,521

Item 6.	Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.
Date: August 5, 2009	By:	/s/ Michael P. Marrow
Michael P. Marrow
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2009	By:	/s/ Andrew B. Szafran
Andrew B. Szafran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2009	By:	/s/ Joseph R. Doolan
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

4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

10.1	Indemnification Agreement, dated April 28, 2009, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated May 4, 2009.

10.2
Master Agreement For Call Center Services Between Verizon Corporate Services Group Inc. and APAC Customer Services, Inc. incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated July 14, 2009.

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