Form 10-Q
period 2009-09-27
APAC CUSTOMER SERVICE INC
filed 2009-11-04
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 27, 2009
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
Yes ☐ No ☑
There were 52,118,563 common shares, $0.01 par value per share, outstanding as of October 25, 2009.

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
In various places throughout this Quarterly Report on Form 10-Q we use certain non-GAAP financial measures when describing our performance. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP (“GAAP”) in the statements of operations, balance sheets or statements of cash flows of a company. We believe that non-GAAP financial measures provide meaningful supplemental information and are useful in understanding our results of operations and analyzing of trends because they exclude certain charges such as interest, taxes, depreciation and amortization expenses that are not part of our ordinary business operations. We also believe that non-GAAP financial measures are useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision-making. In addition, we believe investors, analysts and lenders benefit from referring to non-GAAP measures when assessing our performance and expectations of our future performance. However, this information should not be used as a substitute for our GAAP financial information; rather it should be used in conjunction with financial statement information contained in our Condensed Consolidated Financial Statements prepared in accordance with GAAP. We discuss non-GAAP financial measures in Item 2 of this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Pursuant to the requirements of Regulation G, we have provided a reconciliation of all non-GAAP financial measures to the most directly comparable GAAP financial measure in Item 2 of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 27,	December 28,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,176	$618
Accounts receivable, net	36,648	31,547
Other current assets	5,027	3,515

Total current assets	57,851	35,680

Property and equipment, net	23,855	22,664
Goodwill	13,338	13,338
Other intangible assets, net	1,630	3,434
Other assets	1,520	1,448

Total assets	$98,194	$76,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$6,100
Accounts payable	2,321	1,641
Income taxes payable	623	253
Accrued payroll and related items	20,150	18,727
Accrued liabilities	7,619	10,508

Total current liabilities	30,713	37,229
Other liabilities	3,220	3,915
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 52,028,563 shares issued and outstanding at September 27, 2009, and 50,783,312 shares issued and 50,782,353 shares outstanding at December 28, 2008	520	509
Additional paid-in capital	107,277	104,517
Accumulated deficit	(44,797)	(69,741)
Accumulated other comprehensive income	1,261	136
Treasury shares: 0 and 959 shares at cost at September 27, 2009, and December 28, 2008, respectively	—	(1)

Total shareholders’ equity	64,261	35,420

Total liabilities and shareholders’ equity	$98,194	$76,564

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Net revenue	$68,360	$59,243	$207,648	$183,470
Cost of services	54,195	49,172	159,529	154,896

Gross profit	14,165	10,071	48,119	28,574

Operating expenses:
Selling, general and administrative expenses	7,518	7,187	22,868	23,582
Restructuring and other charges:
Restructuring charges (reversals)	(29)	54	(51)	34
Other severance charges (reversals)	20	562	(7)	3,360

Total operating expenses	7,509	7,803	22,810	26,976

Operating income	6,656	2,268	25,309	1,598
Other income	(15)	(129)	(45)	(303)
Interest (income) expense, net	(60)	359	(18)	3,954

Income (loss) before income taxes	6,731	2,038	25,372	(2,053)
Income tax expense	143	33	429	33

Net income (loss)	$6,588	$2,005	$24,943	$(2,086)

Net income (loss) per share:
Basic	$0.13	$0.04	$0.49	$(0.04)

Diluted	$0.12	$0.04	$0.46	$(0.04)

Weighted average number of shares outstanding:
Basic	51,835	50,486	51,352	50,367

Diluted	55,199	51,160	53,962	50,367

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 27,	September 28,
	2009	2008
Operating activities:
Net income (loss)	$24,943	$(2,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,711	9,239
Non-cash restructuring charges	—	14
Stock compensation expense	509	1,082
Amortized gain on sale leaseback	(70)	(95)
Loss on sale of property and equipment	7	193
Non-cash warrant issuances	—	215
Income taxes payable	370	33
Change in operating assets and liabilities	(8,239)	8,646

Net cash provided by operating activities	26,231	17,241

Investing activities:
Purchases of property and equipment, net	(7,965)	(3,137)
Net proceeds from sale of property and equipment	1	57

Net cash used in investing activities	(7,964)	(3,080)

Financing activities:
Net payments on long-term debt	—	(14,000)
Net (payments) borrowings under revolving credit facility	(6,100)	1,499
Payments of financing costs	—	(984)
Stock option transactions, including related excess income tax benefits	2,264	197

Net cash used in financing activities	(3,836)	(13,288)

Effect of exchange rate changes on cash	1,127	(1,847)

Net increase (decrease) in cash and cash equivalents	15,558	(974)

Cash and cash equivalents:
Beginning balance	618	1,426

Ending balance	$16,176	$452

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
The Company’s off-shore customer care centers use their local currency, the Philippine peso, as their functional currency. Assets and liabilities of off-shore customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the respective periods. All inter-company transactions and balances have been eliminated. The balance sheet at September 27, 2009 has been derived from the unaudited financial statements at that date and includes all of the information and notes required by GAAP for interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to September 30. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31.
2. New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168 (SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles; a replacement of FASB Statement No. 162” (now Accounting Standards Update 2009-01 (ASU 2009-01), “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASU 2009-01 establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC is meant to simplify user access to all authoritative GAAP by reorganizing GAAP pronouncements into roughly 90 accounting topics within a consistent structure; it is not intended to change GAAP or any requirements of the SEC. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. References to specific accounting guidance in financial statements issued after this date must reference the ASC as it is now the source of authoritative accounting principles recognized by the FASB. The adoption of this standard for the fiscal quarter ended September 27, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
In December 2007, FASB issued ASC 805 (formerly SFAS No. 141(R), “Business Combinations”). This standard requires that in a business combination the acquirer recognize all purchased assets and assumed liabilities at fair value, that negative goodwill due to bargain purchases be recognized as a gain in the income statement and that acquisition costs and planned restructuring costs associated with the acquisition be separately recognized. This standard is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. This standard amends the accounting for income taxes to require adjustments, made after the effective date of this standard, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. The Company adopted this standard as of December 29, 2008, the beginning of its fiscal year. The adoption had no impact on the Company’s consolidated financial statements and the Company will apply the provisions of this standard to its accounting for subsequent business combinations.
In April 2009, the FASB issued ASC 805-20-25-18A (FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies”). This standard amends and clarifies ASC 805 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. This standard is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard in the fiscal quarter ended June 28, 2009 did not have an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued ASC 815-10-50 (SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”) to amend and expand the disclosures about derivatives and hedging activities. The standard requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. This standard is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on December 29, 2008, the beginning of the Company’s fiscal year, did not have a material impact on its consolidated financial statements.
In April 2008, the FASB issued ASC 350-30-35-1 (FSP FAS No. 142-3, “Determining the Useful Life of Intangible Assets”). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 (SFAS No. 142, “Goodwill and Other Intangible Assets”). The intent of this standard is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. This standard is effective for fiscal years beginning after December 15, 2008. The adoption of this standard on December 29, 2008, the beginning of the Company’s fiscal year, did not have a material impact on its consolidated financial statements.
In April 2009, the FASB issued two ASCs intended to provide additional application guidance and enhance disclosures regarding fair value measurements. ASC 820 (transitional: 820-10-65-4) (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820 (SFAS No. 157, “Fair Value Measurements”). ASC 820-10-50 (FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), enhances consistency in financial reporting by increasing the frequency of fair value disclosures. These standards are effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The adoption of these standards in the fiscal quarter ended June 28, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
In May 2009, the FASB issued ASC 855 (SFAS No. 165, “Subsequent Events”). ASC 855 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The standard sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this standard for the fiscal quarter ended June 28, 2009 did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets; 2) another valuation technique that is consistent with the principles of Topic 820. The guidance provided in this update is effective for the first reporting period (including interim periods) beginning after issuance of the update. The adoption of this update for the fiscal quarter ended September 27, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update provides additional guidance related to measuring the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. If certain conditions are met, ASU 2009-12 allows reporting entities to use net asset value per share to estimate the fair value of these investments as a practical expedient. ASU 2009-12 also requires disclosures by major category of investment about the attributes of the investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. This update is effective for interim and annual financial periods ending after December 15, 2009, with early application permitted. The Company is currently evaluating ASU 2009-12 and does not expect that it will have a material impact on the Company’s financial condition or results of operations.
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	September 27,	December 28,
	2009	2008
Accrued professional fees	$1,213	$767
Deferred rent	1,061	1,071
Accrued workers’ compensation	978	1,536
Accrued telecom	606	163
Accrued severance	409	1,372
Accrued property tax	132	256
Recognized / unrecognized loss on derivative contracts	11	954
Other	3,209	4,389

Total	$7,619	$10,508

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
4. Goodwill and Other Intangible Assets
The Company is required and it is its policy to test all existing goodwill for impairment at least annually and more frequently if circumstances require. The Company tested the goodwill for impairment in the third quarter of fiscal year 2009, resulting in no impairment being recorded. As of September 27, 2009 and December 28, 2008, the Company had $13.3 million of goodwill.
The Company also tests other intangible assets for impairment at least annually and more frequently if impairment indicators are present. The identifiable intangible assets of the Company represent acquired customer relationships and internally developed software. The Company tested its identifiable intangible assets for impairment in the third quarter of fiscal year 2009, resulting in no impairment being recorded. The acquired customer relationships have a gross carrying value of $28.5 million and accumulated amortization of $27.0 million and $25.2 million as of September 27, 2009 and December 28, 2008, respectively. The internally developed software has a gross carrying value of $0.3 million and accumulated amortization of $0.2 million as of September 27, 2009 and December 28, 2008. Total amortization expense related to intangible assets was $0.6 million for each of the thirteen weeks ended September 27, 2009 and September 28, 2008, and $1.8 million for each of the thirty-nine weeks ended September 27, 2009 and September 28, 2008.
5. Accounting for Stock-Based Compensation
The Company has a share-based incentive compensation plan for employees and non-employee directors, which authorizes the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 1.9 million shares are available for future grants at September 27, 2009.
Total stock-based compensation expense was $0.3 million and $0.2 million for the thirteen weeks ended September 27, 2009 and September 28, 2008, respectively. For the thirty-nine weeks ended September 27, 2009 and September 28, 2008, total stock-based compensation expense was $0.5 million and $1.1 million, respectively. As of September 27, 2009, there was $2.4 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately 3.3 years.
A summary of the Company’s non-vested common share grant activity during the thirty-nine weeks ended September 27, 2009 is presented below:

Number of Shares
Outstanding on December 28, 2008	53,000
Granted	—
Issued	(28,000)
Forfeited	—
Expired	—

Outstanding on September 27, 2009	25,000

The Company did not award non-vested common shares during the thirteen weeks ended September 27, 2009 and September 28, 2008. The Company did not award any non-vested common shares during the thirty-nine weeks ended September 27, 2009. During the thirty-nine weeks ended September 28, 2008, the Company awarded 50,000 non-vested common shares to employees at a weighted average value per share of $1.10. The majority of the non-vested common shares vest two years from the grant date.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
A summary of the Company’s stock option grant activity during the thirty-nine weeks ended September 27, 2009 is presented below:

			Weighted Average
	Number of	Grant Price Range	Exercise Price	Aggregate
	Options	Per Share	Per Share	Intrinsic Value
Outstanding on December 28, 2008	6,514,639	$0.79 – $11.63	$1.98
Granted	890,824	1.38 – 5.82	3.99
Exercised	(978,339)	0.86 – 5.84	2.32
Forfeited	(91,224)	1.38 – 3.39	1.94
Expired	(98,350)	1.35 – 10.97	4.42

Outstanding on September 27, 2009	6,237,550	$0.79 – $11.63	$2.17	$24,455

Exercisable on September 27, 2009	2,658,866	$0.79 – $11.63	$2.33	$10,063
Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.
6. Comprehensive Income (Loss)
Comprehensive income (loss) for the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008, respectively, is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net income (loss)	$6,588	$2,005	$24,943	$(2,086)
Foreign currency translation adjustment	121	(374)	17	(1,127)
Unrealized gain (loss) on derivative contracts	494	160	1,108	(2,102)

Total comprehensive income (loss)	$7,203	$1,791	$26,068	$(5,315)

The foreign currency translation adjustment relates to the impact of a change in exchange rates on net assets located outside of the United States.
As of September 27, 2009, forward contracts to purchase 916 million Philippine pesos at a US dollar notional amount of $18.5 million were outstanding. The objective of the foreign currency hedging transactions is to mitigate the variability in cash flows over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines share of revenue. The net loss associated with settled forward contracts was $0.2 million and $1.2 million for the thirteen weeks and thirty-nine weeks ended September 27, 2009, respectively, both of which are recorded as a component of cost of services. The net loss associated with settled forward contracts was $0.5 million and $0.1 million for the thirteen and thirty-nine weeks ended September 28, 2008, respectively, both of which are also recorded as a component of cost of services.
As of September 27, 2009, the unrealized gain and unrealized loss in value of the outstanding forward contracts was $0.7 million and less than $0.1 million, respectively, and was recorded in other assets and other liabilities. As of December 28, 2008, the unrealized gain and unrealized loss in value of the outstanding forward contracts was $0.3 million and $0.7 million, respectively, and was also recorded in other assets and other liabilities. The unrealized gain and unrealized loss will be recognized in earnings over the next 12 months as cash flows related to the intercompany payable are effectively settled.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
During the thirty-nine weeks ended September 27, 2009, the Company was party to a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The interest rate swap had a maturity date of May 2011 however, it was terminated in June 2009 due to the elimination of outstanding borrowings.
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
8. Debt
As of September 27, 2009, there were no outstanding borrowings under the Revolving Loan Agreement and the Company had cash and cash equivalents of $16.2 million.

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
Borrowings under the Revolving Loan Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate which approximates the prime rate defined in the Revolving Loan Agreement, subjecting the Company to interest rate risk, and requires a $5.0 million interest rate hedge. In August 2008, the Company entered into a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The objective of the swap was to mitigate the variability in cash flows resulting from changes in the LIBOR rate. In June 2009, the swap was terminated due to the payment of all outstanding borrowings.
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
Interest rates on the Company’s borrowings with PNC for the thirty-nine weeks ended September 27, 2009 ranged from 3.25% to 3.75% under the Revolving Loan Agreement. As of September 27, 2009, the Company had approximately $29.2 million in undrawn, committed capacity under its Revolving Loan Agreement, of which $23.2 million was available based upon borrowing base calculations. The Company is not aware of any issues with its lenders which might cause funds not to be available for it to draw upon under the terms of its Revolving Loan Agreement. The Company was in compliance with its financial covenants as of September 27, 2009.
The Company expects that its cash balances, cash flow from operations and available borrowings under its Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations for the next twelve months. The Company’s cash flow is significantly impacted by its ability to collect its accounts receivable on a timely basis. To the extent that the Company’s business with a single client or small group of clients represents a more significant portion of its revenue, a delay in receiving payment could materially and adversely affect the availability of cash to fund operations. A significant change in operating cash flow or a failure to sustain profitability could have a material adverse effect on the Company’s liquidity and its ability to comply with the covenants in its Revolving Loan Agreement. In addition, the Company’s failure to adhere to the financial and other covenants could give rise to a default under the Revolving Loan Agreement which would have a material adverse effect on the Company’s liquidity and financial condition. There can be no assurances that the Company will be able to meet the financial and other covenants in its Revolving Loan Agreement.
9. Restructuring and Other Charges
The Company recorded restructuring and other charges (reversals) of less than $0.1 million for the thirteen and thirty-nine weeks ended September 27, 2009, primarily related to adjustments in severance charges and retirement obligations recorded in fiscal year 2008, offset by the reversal of the remaining reserve for property taxes associated with the 2006 restructuring initiative.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
Restructuring and other charges of $0.6 million and $3.4 million for the thirteen and thirty-nine weeks ended September 28, 2008, respectively, were related to changes in the Company’s executive team and operational and administrative positions, as well as adjustments to the 2005 and 2007 restructuring initiatives. In January 2008, Robert Keller, the Company’s former President and CEO, announced his intention to retire. Additionally, several changes in the executive team took place during the thirty-nine weeks ended September 28, 2008, resulting in charges of $2.1 million. The Company also effectively restructured operations resulting in the elimination of approximately 130 operational and administrative positions throughout the company. Severance charges of $1.3 million related to these events were recorded during the thirty-nine weeks ended September 28, 2008.
The 2007 restructuring initiative included costs associated with the reduction of space in the Company’s Tucson, Arizona customer care center. During the thirteen weeks ended September 28, 2008, the Company recorded a reversal of the remaining $0.1 million reserve associated with the 2007 restructuring after determining it would expand utilization of the center. The 2005 restructuring initiative included costs associated with the reduction of the Company’s corporate office space in Deerfield, Illinois. During the thirteen weeks ended September 28, 2008, the Company recorded an additional $0.1 million of costs associated with exiting the corporate office space.
Cumulative payments to date of $3.1 million related to the 2008 severance charges and retirement obligations have been made through September 27, 2009, of which $1.1 million occurred during the thirty-nine weeks ended September 27, 2009. Remaining cash payments of $0.4 million are payable through 2010.
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
Due to the uncertainty in the Company’s ability to realize the benefit of its net deferred tax assets a valuation allowance of $29.1 million was recorded as of September 27, 2009. The valuation allowance reported at December 28, 2008 was $39.0 million.
The income tax expense for the thirteen and thirty-nine weeks ended September 27, 2009 was $0.1 million and $0.4 million, respectively. This is driven by a gross income earned tax of 5% on a portion of the Company’s Philippine financial results beginning in 2009 and certain state income taxes on the Company’s domestic financial results. The U.S. federal and certain state tax provisions are fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This results in a 2.1% effective income tax rate for the thirteen weeks ended September 27, 2009 and a 1.7% effective income tax rate for the thirty-nine weeks ended September 27, 2009. The effective tax rate was 1.6% for the thirteen weeks ended September 28, 2008 due to the provision for state income taxes and zero for the thirty-nine weeks ended September 28, 2008, excluding the impact of the provision for state income taxes.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
The Company’s federal net operating loss carry forwards expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2025	$10,365
2026	9,227
2027	12,752
2028	208

$32,552

11. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The impact of any potentially dilutive securities is excluded from the computation for the thirty-nine weeks ended September 28, 2008 as the Company recorded a net loss for this period. The following table sets forth the computation of basic and diluted earnings per share for the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(In thousands, except earnings per share)

Net income (loss)	$6,588	$2,005	$24,943	$(2,086)

Shares used in basic per share calculation	51,835	50,486	51,352	50,367
Effects of dilutive securities
Stock options	3,339	605	2,585	—
Non-vested stock	25	69	25	—

Shares used in diluted per share calculation	55,199	51,160	53,962	50,367

Net income (loss) per share:
Basic	$0.13	$0.04	$0.49	$(0.04)

Diluted	$0.12	$0.04	$0.46	$(0.04)

12. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The accounting standards establish a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except as otherwise indicated)
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 27, 2009:

	Fair Value Measurements at June 28, 2009
	Level 1	Level 2	Level 3

Cash equivalents(1)	$16,176	$—	$—

Foreign currency contracts, net asset(2)	$—	$661	$—

Non-current investments(3)	$126	$—	$—

Notes to Fair Value Measurements

(1)	Cash equivalents: The carrying amount of these items approximates fair value at period end.

(2)
Foreign currency contracts: The carrying amount of these items is based on valuations provided by the counter-party institution, but there are no guaranteed selling prices for these forward currency contracts.

(3)
Non-current investments: The carrying amount of these items, which represent Philippine treasury bills, approximates fair value at period end and is recorded as a component of other assets on the Company’s balance sheet.

The carrying amounts of accounts receivable, accounts payable and short-term debt approximate fair value.
13. Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. For the thirty-nine weeks ended September 28, 2008, financing costs of $1.0 million have been reclassified from operating activities to financing activities and non-cash warrant issuances of $0.2 million have been reclassified from financing activities to operating activities in the Condensed Consolidated Statement of Cash Flows.
14. Subsequent Events
The Company evaluated all events or transactions that occurred after the balance sheet date of September 27, 2009 through November 4, 2009, the date it issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

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
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, business services, communications, media & publishing, travel & entertainment and financial services industries. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, off-shore, and client-owned locations. As of September 27, 2009, we operated nine customer care centers in the United States, two of which are client-owned facilities, and four off-shore customer care centers in the Philippines. As of September 27, 2009, our domestic operations consisted of approximately 5,200 workstations and our off-shore operations consisted of approximately 3,600 workstations.
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
During 2009, we continued to see a favorable impact from the initiatives launched in 2008 and prior years. Our revenue has grown by approximately 13.2% for the thirty-nine weeks ended September 27, 2009 as compared with the comparable prior year period, driven by expanded services with existing clients and the acquisition of new clients. Cost of services as a percentage of revenue has declined significantly driven by cost savings initiatives. This has resulted in a gross profit margin of approximately 23.2% for the thirty-nine weeks ended September 27, 2009, as compared to approximately 15.6% for the thirty-nine weeks ended September 28, 2008. Net income for the thirty-nine weeks ended September 27, 2009 was $24.9 million, as compared to a net loss of $2.1 million for the same period of 2008. In addition, we paid all outstanding debt in June 2009, allowing us to use our cash generated from operations to fund our capital expenditures to drive further growth.

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

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008, respectively. Certain additional components of cost of services have been included as we believe they would enhance an understanding of our results of operations. All amounts in the table below are presented in thousands.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 27,	September 28,	Fav (Unfav)	September 27,	September 28,	Fav (Unfav)
	2009	2008	% Change	2009	2008	% Change

Net Revenue	$68,360	$59,243	15.4%	$207,648	$183,470	13.2%

Cost of Services:
Direct labor	37,648	34,239	(10.0)	110,168	106,218	(3.7)
Other facility expenses	16,547	14,933	(10.8)	49,361	48,678	(1.4)

Total cost of services	54,195	49,172	(10.2)	159,529	154,896	(3.0)

Percentage of revenue	79.3%	83.0%	—	76.8%	84.4%	—

Gross profit	14,165	10,071	40.7	48,119	28,574	68.4
Gross profit margin	20.7%	17.0%	—	23.2%	15.6%	—

Operating Expenses:
Selling, general & administrative expenses	7,518	7,187	(4.6)	22,868	23,582	3.0
Restructuring and other charges (reversals)	(9)	616	101.5	(58)	3,394	101.7

Total operating expenses	7,509	7,803	3.8	22,810	26,976	15.4

Operating income	6,656	2,268	193.5	25,309	1,598	*
Other income	(15)	(129)	(88.4)	(45)	(303)	(85.1)
Interest (income) expense, net	(60)	359	116.7	(18)	3,954	100.5

Income (loss) before income taxes	6,731	2,038	230.3	25,372	(2,053)	*
Income tax expense	143	33	(333.3)	429	33	*

Net income (loss)	$6,588	$2,005	228.6%	$24,943	$(2,086)	*

*	Means that the percentage change is not meaningful
Non-GAAP Financial Measures
To supplement our Condensed Consolidated Financial Statements presented in accordance with GAAP, we present EBITDA, which is defined as a non-GAAP financial measure. The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. The items excluded from this non-GAAP financial measure are significant components of our financial statements and must be considered in performing a comprehensive analysis of our overall financial results.
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

We believe that this non-GAAP financial measure is useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision making. In addition, we believe investors, analysts and lenders benefit from referring to EBITDA when assessing our performance and expectations of our future performance. However, this information should not be used as a substitute for our GAAP financial information; rather it should be used in conjunction with financial statement information contained in our condensed consolidated financial statements presented in accordance with GAAP.
We use a consistent method for computation of EBITDA. Our calculation of EBITDA may not be consistent with calculations of similar measures used by other companies. The accompanying notes have more details on the GAAP financial measure that is most directly comparable to our non-GAAP financial measure and the related reconciliation between these financial measures.

	Thirteen Weeks Ended (1)			Thirty-Nine Weeks Ended
	September 27,	September 28,	Fav (Unfav)	September 27,	September 28,	Fav (Unfav)
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands except statistical data and notes)

EBITDA (2)	$9,600	$5,214	84.1%	$34,065	$11,140	205.8%

Statistical information:
Number of customer care centers:
Domestic	9	9		9	9
Off-shore	4	3		4	3

Total	13	12		13	12

Number of workstations, end of period:
Domestic	5,174	4,486		5,174	4,486
Off-shore	3,647	3,275		3,647	3,275

Total	8,821	7,761		8,821	7,761

Notes to Non-GAAP Financial Measures

(1)	We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to September 30.

(2)	We define EBITDA as net income (loss) plus income tax expense (benefit), depreciation and amortization, and interest expense.
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

EBITDA can be reconciled to net income (loss), which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Dollars in thousands)

Net income (loss)	$6,588	$2,005	$24,943	$(2,086)

Interest (income) expense, net	(60)	359	(18)	3,954
Income tax expense	143	33	429	33
Depreciation and amortization	2,929	2,817	8,711	9,239

EBITDA	$9,600	$5,214	$34,065	$11,140

Comparison of Results of Operations for the Thirteen Weeks Ended September 27, 2009 and September 28, 2008
Net revenue increased 15.4% to $68.4 million for the thirteen weeks ended September 27, 2009, as compared to $59.2 million for the thirteen weeks ended September 28, 2008. The increase in revenue is primarily driven by growth with existing and new clients of $11.6 million in the communications vertical, $0.9 million in the healthcare vertical, excluding the seasonal Medicare Part D program, $0.6 million in the media & publishing vertical and $0.4 million in the financial services vertical. This was partially offset by the decline in revenue of $1.8 million in the business services vertical, $1.1 million from the seasonal Medicare Part D program, $0.8 million in the travel & entertainment vertical, $0.4 million from the exit of a retail client in 2008 and $0.2 million of other services.
Cost of services increased $5.0 million, or 10.2%, to $54.2 million for the thirteen weeks ended September 27, 2009, from $49.2 million for the thirteen weeks ended September 28, 2008. Direct labor increased $3.4 million, or 10.0%, primarily driven by higher volume in the domestic communications vertical and higher volume offshore, partly offset by lower wage rates and employee benefits, both domestically and offshore, and lower volume in the business services vertical. Facility and other costs increased $1.6 million, or 10.8%, primarily due to $1.9 million of increased facility costs related to growth and expansion domestically and from the build-out of our fourth facility in the Philippines, partially offset by $0.3 million of other continued cost savings initiatives. Cost of services as a percentage of revenue declined to 79.3% for the thirteen weeks ended September 27, 2009 from 83.0% for the thirteen weeks ended September 28, 2008, primarily driven by lower wage rates and employee benefits.
Gross profit increased $4.1 million, or 40.7%, to $14.2 million for the thirteen weeks ended September 27, 2009, as compared to $10.1 million for the thirteen weeks ended September 28, 2008, primarily due to an increase in domestic and off-shore volume and lower wages and employee benefits, partially offset by increased facility and other costs associated with growth and expansion domestically and off-shore. Gross profit margin increased to 20.7% for the thirteen weeks ended September 27, 2009 from 17.0% for the thirteen weeks ended September 28, 2008 due to a decline in wage rates and employee benefits both domestically and off-shore.
Selling, general and administrative expenses were $7.5 million for the thirteen weeks ended September 27, 2009 as compared to $7.2 million for the thirteen weeks ended September 28, 2008. The $0.3 million increase is primarily due to $0.7 million increase in compensation and benefits primarily related to incentive compensation, a $0.3 million increase in professional fees and a $0.2 million increase in employee recruiting and relocation costs, partially offset by a $0.6 million reduction in bad debt expense driven by the collection of previously provided reserves from a 2008 client bankruptcy, and a $0.3 million reduction in rent and other facility charges resulting from the relocation of our corporate office.
Restructuring and other charges reflected a recovery of less than $0.1 million for the thirteen weeks ended September 27, 2009, as compared to a charge of $0.6 million for the thirteen weeks ended September 28, 2008 and were primarily related to adjustments in severance charges and retirement obligations recorded in fiscal year 2008, offset by the reversal of the remaining reserve for property taxes associated with the 2006 restructuring initiative. Restructuring and other charges of $0.6 million for the thirteen weeks ended September 28, 2008 included $0.6 million of severance charges related to changes in our executive team and further reductions in our operations and administrative headcount and $0.1 million in additional restructuring charges associated with our 2005 restructuring initiative, partially offset by the reversal of the remaining $0.1 million reserve associated with the 2007 restructuring initiative. For more information regarding restructuring and other charges, see Note 9 of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating income was $6.7 million for the thirteen weeks ended September 27, 2009, as compared to $2.3 million for the thirteen weeks ended September 28, 2008. The $4.4 million improvement was the result of a $4.1 million increase in gross profit and a $0.6 million decrease in restructuring and other charges, partially offset by a $0.3 million increase in selling, general and administrative expenses as noted above.
Net interest income was less than $0.1 million for the thirteen weeks ended September 27, 2009 and was primarily related to $0.2 million from the amortization of points on forward contracts, partially offset by $0.1 million of fees and interest associated with borrowings under the Revolving Loan Facility with PNC. Interest expense was $0.4 million for the thirteen weeks ended September 28, 2008 and was primarily related to interest associated with borrowings under the Revolving Loan Facility with PNC.

EBITDA was $9.6 million for the thirteen weeks ended September 27, 2009, an increase of $4.4 million, as compared to $5.2 million for the thirteen weeks ended September 28, 2008. The increase was primarily due to a $4.1 million increase in gross profit, a $0.6 million decrease in restructuring and other charges, partially offset by a $0.3 million increase in selling, general and administrative expenses as noted above. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The income tax expense for the thirteen weeks ended September 27, 2009 was $0.1 million. This is driven by a gross income and earned tax of 5% on a portion of our Philippine financial results and domestic state income taxes. The U.S. federal tax provision is fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 2.1% effective income tax rate for the thirteen weeks ended September 27, 2009. The tax provision associated with the income before taxes for the thirteen weeks ended September 28, 2008 of less than $0.1 million resulted from the utilization of net operating loss carryforwards. The effective income tax rate for the thirteen weeks ended September 28, 2008 was 1.6% due to the provision for state income taxes.
Net income increased $4.6 million to $6.6 million for the thirteen weeks ended September 27, 2009, as compared to $2.0 million for the thirteen weeks ended September 28, 2008.
Comparison of Results of Operations for the Thirty-nine Weeks Ended September 27, 2009 and September 28, 2008
Net revenue increased 13.2% to $207.6 million for the thirty-nine weeks ended September 27, 2009, as compared to $183.5 million for the thirty-nine weeks ended September 28, 2008. The increase in revenue of $24.1 million is primarily driven by growth with existing and new clients of $29.9 million in the communications vertical, $10.3 million in the healthcare vertical, excluding the seasonal Medicare Part D program, $1.5 million in the media & publishing vertical and $0.4 million in the financial services vertical. This was partially offset by the decline in revenue of $9.5 million from the seasonal Medicare Part D program, $3.2 million in the business services vertical, $2.9 million due to the exit of a retail client in 2008, $0.8 million in the travel & entertainment vertical and $1.6 million of other services.
Cost of services increased $4.6 million, or 3.0%, to $159.5 million for the thirty-nine weeks ended September 27, 2009, as compared to $154.9 million for the thirty-nine weeks ended September 28, 2008. Direct labor increased $3.9 million, or 3.7%, primarily driven by higher volume in the domestic communications vertical and higher volume off-shore, partially offset by lower wage rates and employee benefits and improved efficiencies both domestically and off-shore. Total facility and other costs increased $0.7 million, or 1.4%, primarily due to $3.2 million increase in facility costs associated with domestic expansion and the build-out of our fourth facility in the Philippines and a $0.6 million increase in telecommunication costs associated with increased volumes off-shore, partially offset by a $2.5 million decrease in facility and other costs associated with continued cost savings initiatives both domestically and offshore and $0.6 million of reduced information technology costs resulting from the 2008 workforce reduction. Cost of services as a percentage of revenue declined to 76.8% for the thirty-nine weeks ended September 27, 2009 from 84.4% for the thirty-nine weeks ended September 28, 2008, primarily driven by lower wages and employee benefits, increased labor efficiencies and the leveraging of fixed costs.
Gross profit increased $19.5 million, or 68.4%, to $48.1 million for the thirty-nine weeks ended September 27, 2009, as compared to $28.6 million for the thirty-nine weeks ended September 28, 2008, primarily due to higher volume domestically and off-shore and lower wage rates and employee benefits and improved efficiencies both domestically and off-shore. Gross profit margin increased to 23.2% for the thirty-nine weeks ended September 27, 2009 from 15.6% for the thirty-nine weeks ended September 28, 2008 due to efficiencies in cost of services as noted above.
Selling, general and administrative expenses were $22.9 million for the thirty-nine weeks ended September 27, 2009, a decrease of $0.7 million from $23.6 million for the thirty-nine weeks ended September 28, 2008. The decrease is primarily due to a $0.8 million reduction in bad debt expense related to the specific reserves recorded in 2008 in the publishing vertical and a recovery of a portion of these reserves recognized in 2009, a $0.7 million decrease in rent and other facility charges resulting from the relocation of our corporate office, a $0.6 million reduction in salaries and wages and $0.1 million of other cost savings obtained through continued efforts to control expenses, partially offset by a $1.1 million increase in incentive compensation and a $0.4 million increase in professional fees.

Restructuring and other charges decreased $3.5 million to a recovery of $0.1 million for the thirty-nine weeks ended September 27, 2009, as compared to a charge of $3.4 million for the thirty-nine weeks ended September 28, 2008 and were primarily related to adjustments in severance charges and retirement obligations recorded in fiscal year 2008 and the reversal of the remaining reserve for property taxes associated with the 2006 restructuring initiative. During the thirty-nine weeks ended September 28, 2008, we recorded charges of $3.4 million resulting from the accrual of retirement obligations of $1.1 million to Robert Keller, our former CEO, upon his retirement and $2.3 million of severance charges related to the elimination of approximately 130 operations and administrative positions and changes to our executive team and less than $0.1 million in restructuring charges associated with our 2005 and 2007 restructuring initiatives. For more information regarding restructuring and other charges, see Note 9 of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating income was $25.3 million for the thirty-nine weeks ended September 27, 2009, as compared to $1.6 million for the thirty-nine weeks ended September 28, 2008. The $23.7 million improvement was the result of a $19.5 million increase in gross profit, a $3.5 million decrease in restructuring and other charges and a $0.7 million decrease in selling, general and administrative expenses as noted above.
Net interest income was less than $0.1 million for the thirty-nine weeks ended September 27, 2009 and was primarily related to $0.6 million from the amortization of points on forward contracts, partially offset by $0.5 million of fees and interest associated with borrowings under the Revolving Loan Facility with PNC. Interest expense of $4.0 million for the thirty-nine weeks ended September 28, 2008 was primarily related to the acceleration of deferred financing charges and prepayment fees of $1.8 million due to the early repayment in May 2008 of our loan facilities with LaSalle and Atalaya, $1.5 million of fees and interest associated with borrowings against those loan facilities and $0.8 million of fees and interest associated with borrowings under the new Revolving Loan Agreement with PNC, partially offset by $0.1 million from the amortization of points on forward contracts.
EBITDA was $34.1 million for the thirty-nine weeks ended September 27, 2009, an increase of $23.0 million, as compared to $11.1 million for the thirty-nine weeks ended September 28, 2008. The increase is primarily due to an $19.0 million increase in gross profit, excluding a change in depreciation and amortization expense of $0.5 million, a $3.5 million decrease in restructuring and other charges and a $0.7 million decrease in selling, general and administrative expenses as noted above. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The income tax expense for the thirty-nine weeks ended September 27, 2009 was $0.4 million. This is driven by a gross income earned tax of 5% on a portion of our Philippine financial results and domestic state income taxes. The U.S. federal tax provision is fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 1.7% effective income tax rate for the thirty-nine weeks ended September 27, 2009. The tax benefit associated with the loss before income taxes for the thirty-nine weeks ended September 28, 2008 of $0.8 million and the related deferred tax asset were offset with a corresponding valuation allowance. This resulted in a zero effective income tax rate for the thirty-nine weeks ended September 28, 2008, excluding the impact of the provision for state income taxes.
Net income for the thirty-nine weeks ended September 27, 2009 was $24.9 million, a $27.0 million increase from the net loss of $2.1 million for the thirty-nine weeks ended September 28, 2008.

Liquidity and Capital Resources
The following table sets forth our condensed consolidated statements of cash flow data for the thirty-nine weeks ended September 27, 2009 and September 28, 2008, respectively.

	Thirty-Nine Weeks Ended
	September 27,	September 28,
	2009	2008
	(Dollars in thousands)
Net cash provided by operating activities	$26,231	$17,241
Net cash used in investing activities	(7,964)	(3,080)
Net cash used in financing activities	(3,836)	(13,288)
Effect of exchange rate changes on cash	1,127	(1,847)

Net increase (decrease) in cash and cash equivalents	$15,558	$(974)

Operating Activities
Net cash provided by operating activities was $26.2 million for the thirty-nine weeks ended September 27, 2009, a $9.0 million increase from $17.2 million for the thirty-nine weeks ended September 28, 2008. The net increase was primarily due to a $27.0 million increase in net income, offset by a $7.6 million increase in accounts receivable due to increased revenue and the timing of collections, a $3.2 million decrease in accrued payroll and severance costs primarily related to the payout of 2008 management bonuses and payments related to severance and retirement obligations recorded in 2008, a $3.0 million increase in net unrealized gain/loss on derivative contracts, a $2.2 million decrease in accrued expenses and other liabilities partly related to the acceleration of deferred financing charges and fees due to the early repayment in May 2008 of our loan facilities with LaSalle and Atalaya, and the payment of accrued restructuring charges associated with the 2008 relocation of our corporate office and a $2.0 million increase in prepaid expenses resulting from the timing of payments.
Investing Activities
Net cash used in investing activities increased $4.9 million to $8.0 million for the thirty-nine weeks ended September 27, 2009, as compared to $3.1 million for the thirty-nine weeks ended September 28, 2008. Cash used in investing activities for the thirty-nine weeks ended September 27, 2009 consisted primarily of $3.4 million in capital expenditures related to client implementations, $2.4 million in capital expenditures related to the build-out of our fourth customer care center in the Philippines and $2.2 million in continued investment in operational and information technology equipment.
Cash used in investing activities was $3.1 million for the thirty-nine weeks ended September 28, 2008 and primarily consisted of $1.1 million for the build-out of our Davenport, Iowa customer care center, net of funding from the landlord, $0.8 million in continued investment in information technology equipment, $0.7 million in capital expenditures related to our third customer care center in the Philippines, and $0.5 million in capital expenditures related to customer implementation.
Financing Activities
Net cash used in financing activities of $3.8 million for the thirty-nine weeks ended September 27, 2009 is the result of net payments of $6.1 million against the Revolving Loan Facility, offset by $2.3 million cash received from the exercise of stock options.
Net cash used in financing activities was $13.3 million for the thirty-nine weeks ended September 28, 2008 and included $14.0 million as repayment in full of our outstanding term loan with Atalaya and $1.0 million in financing costs, partially offset by net increased borrowings of $1.5 million under our Revolving Loan Facility and $0.2 million cash received from the exercise of stock options.

Bank Financing
As of September 27, 2009, there were no outstanding borrowings under the Revolving Loan Agreement and the Company had cash and cash equivalents of $16.2 million.
During the thirty-nine weeks ended September 27, 2009, we were party to a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides us with a $40.0 million revolving loan facility which expires in May 2011. The Revolving Loan Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Revolving Loan Agreement prohibit us (with limited exceptions) from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments.
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
The face amount of the Credit Enhancement Letter of Credit could be reduced or entirely released by PNC under certain circumstances after PNC received our audited financial statements for the fiscal year ended December 28, 2008, and if we achieved certain financial ratios and EBITDA and met certain minimum availability thresholds under the Revolving Loan Agreement. Our financial results for the fiscal year ended December 28, 2008 met each of the necessary requirements under the Credit Enhancement Letter of Credit. We did not borrow against the Credit Enhancement Letter of Credit with TCS during the period from December 29, 2008 through March 20, 2009, at which time PNC released the Credit Enhancement Letter of Credit.
We had approximately $29.2 million of undrawn capacity under the Revolving Loan Agreement as of September 27, 2009, of which $23.2 million was available based upon borrowing base calculations. We were in compliance with our financial covenants as of September 27, 2009.
Future Liquidity
We expect that our cash balances, cash flows from operations and available borrowings under our Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations for the next twelve months. Our cash flow is significantly impacted by our ability to collect our accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a more significant portion of our revenue, a delay in receiving payment could materially and adversely affect the availability of cash to fund operations.
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
The impact from foreign currency exchange rates has become significant due to our exposure to the Philippine peso resulting from our expanded operations in the Philippines. We manage this risk through a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedging transactions is to mitigate the variability in cash flows over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines share of revenue. As of September 27, 2009, forward contracts to purchase 916 million Philippine pesos at a U.S. dollar notional of $18.5 million were outstanding.
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
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. There have been no material changes to these risk factors since the date of that report.
Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.
Date: November 4, 2009	By:	/s/ Michael P. Marrow
Michael P. Marrow
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	By:	/s/ Andrew B. Szafran
Andrew B. Szafran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2009	By:	/s/ Joseph R. Doolan
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