Form 10-K
period 2010-01-03
APAC CUSTOMER SERVICES, INC
filed 2010-03-01
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010
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
(*Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common shares held by non-affiliates was approximately $144.8 million based on the last sale price as of June 26, 2009.
As of February 19, 2010, there were 52,322,726 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by our forward-looking statements including, but not limited to, the following:
•
A large portion of our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.

•	Our operating results and financial condition may be affected by the performance of our clients and general economic conditions.
•	Our financial results depend on our ability to effectively manage our production capacity and our workforce.
•	Our success is subject to the terms of our client contracts.
•	Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants and funding requirements under our credit facility.
•	Our financial results may be affected by risks associated with international operations and expansion, including foreign currency fluctuations.
•	Our principal shareholder can exercise significant control over us.
•	Our success depends on the retention of key personnel.
•	We operate in a highly competitive environment.
•
Circumstances outside our control such as typhoons, hurricanes, earthquakes, floods and other acts of God, political instability, equipment malfunction, telephone or data service interruptions, changes in the telecommunications market, war and terrorism could seriously harm our domestic or international business operations.

•	Our inability to attract and retain a sufficient number of qualified employees could negatively impact our business.

•	Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation, penalties and may cause us to lose clients.
•	Our business and our clients’ businesses are subject to federal and state regulation and industry standards.
•	Uncertainties relating to future litigation could result in negative impact to financial results.
•	Our industry is subject to rapid technological change.
•	Volatility of stock price may result in loss of investment.
More detailed discussions of these risk factors can be found in Items 1A and Item 7 of this Annual Report on Form 10-K.

PART I
Item 1. Description of Business.
General Overview
We are a leading provider of customer care services and solutions to market leaders in the communications, healthcare, business services, media & publishing, travel & entertainment and financial services industries. We operate ten customer care centers in the United States, two of which are client-owned facilities, four off-shore customer care centers in the Philippines and one near-shore customer care center in the Dominican Republic. As of January 3, 2010, the domestic operations consisted of approximately 6,200 workstations and the international operations consisted of approximately 4,200 workstations.
Our principal executive office is located at 2333 Waukegan Road., Suite 100, Bannockburn, Illinois 60015 and the telephone number at that address is (847) 374-4980.
In 2005, we initiated a strategic realignment to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a number of key industries and reposition ourselves for long-term growth and profitability. We exited virtually all of our outbound customer acquisition business which resulted in the closure of 16 centers. We invested heavily in the growth of our off-shore capacity in the Philippines and increased our off-shore revenue. In the period from 2006 to 2009, we opened three additional centers in the Philippines, bringing our total number of off-shore centers to four. Also, in the fourth quarter of 2009, we opened our first near-shore center in Latin America, located outside of Santo Domingo, Dominican Republic. We also worked with a strategic customer to acquire one of their facilities, giving us a second location in Tucson, Arizona at the beginning of the fourth quarter 2009.
Early in 2008, the Board of Directors selected Michael P. Marrow as President and CEO, bringing 25 years of industry experience to our company. Since joining APAC, Mr. Marrow has assembled a team of talented mid- and senior-level managers, many of whom have deep experience in running successful outsourced call center operations, as well as senior-level managers with significant turnaround experience. The entire organization, under Mr. Marrow’s leadership, has transformed our Company into a more efficient and productive operation, which has returned us to a profitable operating model.
Long Term Strategy
We believe that we are well positioned to realize the long-term potential of our business and will continue to improve our financial performance. We continue to focus on providing customized, high quality customer care services and solutions to market leaders in industries that place significant value on long-term customer relationships. Our high level growth strategy is to continually provide the highest level of quality services to our clients. We strive to operate as efficiently as possible, optimizing our capacity and maximizing our utilization, in order to achieve our target margins. We expect to achieve growth both with existing and new clients, both domestically and globally. We will add new centers on the basis of client needs. Through growth, we will seek to diversify our client base and reduce client concentration. We also manage our business with a goal of leveraging our expense base and increasing cash flow.
Our Approach and Competitive Strategy
Our focus is to provide customized, high quality customer care services and solutions to market leaders in the communications, healthcare, business services, media & publishing, travel & entertainment and financial services industries. Traditionally, we have focused a majority of our efforts on voice-based interactions with our clients’ customers. In mid-2009, we created a business unit focused on knowledge-based and back office services. We believe the increasing breadth of related services we provide enables us to build stronger, long-term partnerships with our clients resulting in increased client retention and growth, improving the consistency of our revenue flow.
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

Our mission is to help our clients serve their customers better. Each of our clients has developed their own unique view on what constitutes good service and the resulting levels of customer satisfaction achieved through those services. It is common in the outsource industry for a supplier to push a particular solution such as “off-shore.” Our strategy is to provide a variety of service solutions so that a client can choose options that best fit with their unique view on servicing their customers. We will advocate solutions that we believe will best meet our clients’ needs, but we always subscribe to the philosophy that the final choice is that of our clients. Cost and quality are universally important to our clients. With that in mind, we provide choices for location including domestic, near-shore and off-shore; training developed by APAC, by our clients or a mix; varying agent experience levels and hiring criterion and; live operator interaction, self-service or a mix of the two. We will provide services from APAC facilities, from our clients’ facilities or through a build-operate-transfer relationship. Service levels, quality criterion and supervisory ratios are always tailored to a clients’ unique needs. We believe providing customized solutions, which help our clients serve their customers better, creates a long lasting, mutually beneficial relationship with our clients.
Our Core Industries
Core Industries
As part of our strategy, we have targeted primarily growing industry sectors, each with critical customer care needs and businesses with unique opportunities for outsourced customer care. Our business model is to partner with robust, growing businesses with leadership positions in their markets that place a premium on customer loyalty and retention and consider high quality customer care programs an important competitive advantage.
We have focused on the following industries: communications, healthcare, business services, media & publishing, travel & entertainment and financial services. In fiscal year 2009, approximately 99% of our revenue was derived from clients in these key industry verticals and approximately 87% of our revenue was generated from clients in our three largest industries: communications, healthcare and business services.
Seasonality
Due to the nature of certain clients’ businesses, we experience seasonality of revenues. In particular, our healthcare industry clients’ call volumes experience seasonality, peaking during open enrollment and plan initiation periods, typically in the fourth and first quarter of each fiscal year. Our business services client also experiences peak processing needs from November through December coinciding with the holiday season. As healthcare and business services represent a significant portion of our revenue our business is significantly impacted by this seasonality.
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
Communications
Within the communications industry, we provide the following services: product sales, ongoing account maintenance, billing issue resolution, basic technical support, identifying and remediating product issues, warranty and exchange processes, product set-up services, pre-paid account inquiries, customer retention activities, number portability, provisioning and targeted inbound customer acquisition.
Healthcare
Within the healthcare industry, we offer customer service support for a wide variety of medical plans, including pharmacy, medical, dental, vision and Medicare Part D, to plan members and healthcare plan providers alike. Our customer service representatives answer questions regarding healthcare members’ plan coverage, including benefits and eligibility, claims processing, enrollment and plan comparisons, prescription coverage and co-payment determination, and provide internet service help desk support and insurance and coverage application assistance. For healthcare providers, our customer service representatives provide similar information regarding member eligibility and benefits and claims processing. For more complex programs, we employ clinical staff such as nurses, pharmacists and pharmacy technicians to handle member and provider interactions. We also provide various healthcare clients with internal help desk support and back office functions for their organizations.

Business Services
Within the business services industry, we provide a variety of solutions and services ranging from customer care, delivery scheduling, delivery issue resolution, strategic account management, international services, business to business contact management and sales, account set-up and maintenance, billing research and resolution, and claims processing.
Media & Publishing
Within the media sector, we provide email support for social networking sites and postings, as well as image review for the content on those sites. Additionally, we support cable and broadband subscribers’ inquiries in multiple languages, handling issues ranging from program and content to installation and technical support dispatch. Within the publishing industry, we provide services for account management, subscriber acquisition, verification and retention, and billing and payment support. In addition to our phone services, we also provide extensive solutions in support of customer correspondence, back-office document processing and email.
Travel & Entertainment
For the travel & entertainment industry, we provide customer care services including reservation booking for general and corporate travel, information on hotels, resort properties locations and amenities, car rental and airline policies, cancellations, billing and account management as well as complaint resolution.
Financial Services
Within the financial services industry, our services include assisting customers with card activation, credit inquiries, billing issue resolution, account maintenance, balance inquiries and transfers, credit line increases, and credit insurance products. We also support the insurance, fraud protection and identity theft products often delivered to the consumer customers of these cards. Our client-specific teams handle inquiries from plan and program members related to information updates, fraud alerts, cross-sell/up-sell and cancel/save initiatives.
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
We provide each new employee with extensive job skills training delivered in an interactive environment. Training programs for front line teams are customized to client programs and teach specialized customer service skills. We provide additional customer care training, empathy training and telephone etiquette for all of our customer service employees. In addition to training for specific job performance, our teams receive training on our culture and our guiding values of honesty, integrity and respect for others. In our international facilities we also provide basic skills training, voice inflection and accent neutralization training and education in United States geography.
We also provide coaching, management and leadership training to front line supervisors. Our use of leading technology enables our front line supervisors to provide coaching opportunities to representatives by direct observation, as does our centralized quality function. See “Quality” and “Technology and Telecommunications.”
We had approximately 12,250 employees on February 2, 2010. None of our employees are subject to collective bargaining agreements.

Operations and Capacity Utilization
Customer Care Centers
As of January 3, 2010, we operated 15 customer care centers: eight domestic, two domestic client-owned facilities, four off-shore centers located in the Philippines and one near-shore center located in the Dominican Republic. The United States operations consisted of approximately 6,200 workstations and the international operations consisted of approximately 4,200 workstations. In fiscal year 2009, we opened a center in San Isidro, Dominican Republic and acquired a second center in Tucson, Arizona.
We operate across multiple shifts in our customer care centers, most having the capability to run 24 hours a day, seven days a week. Customer care centers can be configured to meet specific client needs and deliver customer care services across multiple contact channels, including telephone, internet, on-line chat, email, correspondence and facsimile. See Item 2 of this Annual Report on Form 10-K under the caption “Properties.”
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
Program Implementation
We use an integrated team of professionals to manage the implementation and expansion of client programs. This team is led by a project manager and includes subject matter experts from operations, information technology, human resources, training, quality, sales, and account management and compliance. The implementation team serves as the primary interface with our clients’ own implementation resources, is actively involved in the creation of detailed project plans, and is responsible for end-to-end implementation. In addition, we typically provide additional front line supervisors at the outset of a new program to ensure smooth program start-up. The progress of each implementation project is reviewed by our senior executive team on a weekly basis.
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
We continue to use leading technology to support our atHOME™ agent program, which we believe we can enhance workforce optimization and improve quality on certain programs by using agents that work from their own homes. We have built an internal infrastructure to support this program and provide all of the necessary equipment to agents we deploy in this fashion. All supporting systems have been fully integrated to ensure synergy with our customer care center operations.
We also maintain a number of internal systems to support our business. Anchored by a commercially available enterprise financial platform, we use a combination of internally developed and third-party add-on systems to measure our business. We have made significant efforts to build and maintain systems and processes that ensure regulatory compliance at all levels of the organization.

We contract with multiple, well-established leading providers for domestic and international voice and data services. We currently obtain pricing based on volume and usage commitments obligating us to pay a minimum charge over the term of the contracts.
System Architecture and Redundancy
Our total systems architecture incorporates a number of advanced technology solutions such as telephony and network switching platforms, interactive voice response systems, on-line chat, email, web collaboration, facsimile, customer relationship management solutions, knowledge-based tools, quality management, workforce management and optimization, training, and reporting platforms. These tools are used to create specific solutions for our clients offering them a comprehensive set of customer care solutions.
All of the above solutions are supported by a number of back-end production systems that consolidate, process, and transfer data. A technology recovery plan has been developed to address interruptions in voice and data services and equipment malfunctions and is tested regularly. We also develop and maintain technology continuity plans for clients which are tailored to their unique requirements. Additionally, we maintain fail over voice capacity and a fully redundant data infrastructure as part of our technology disaster recovery strategy. See Item 1A of this Annual Report on Form 10-K under the caption “Circumstances outside our control such as typhoons, hurricanes, earthquakes, floods and other acts of God, political instability, equipment malfunction, telephone or data service interruptions, changes in the telecommunications market, war and terrorism could seriously harm our domestic or international business operations.”
Client Relationships
We provide services to our clients under written contracts which generally provide for engagements of one to five years. Most contracts permit clients to terminate for convenience on short notice and some contracts provide us with a similar right to terminate without cause. Many contracts for customer care services require adherence to a termination schedule allowing for the gradual reduction of services over three-month to six-month periods. We have, however, historically established long-term relationships with many of our clients. The duration of our relationships with clients who represent more than 10% of our annual fiscal year 2009 revenue range in duration from ten to fourteen years.
Contracts are tailored to the specific requirements of each client and generally require that we bill for our services based on time worked by customer service representatives, time spent interacting with customers or on a per call or per transaction basis. Billing for phone minutes of service requires greater customer service representative productivity to achieve an equivalent hourly rate. Billing on a per call or per transaction basis shifts additional operational risk to us, since managing the duration of each call is critical to achieving efficiency under this pricing method.
We are generally subject to varying client quality and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may provide bonus opportunities or, conversely, may subject us to penalties.
Overall, the profitability of a particular client contract is impacted by numerous factors including: whether we bill the client based on time spent for all staff hours, on a per call or on a per minute basis; our ability to effectively implement the program and reach our anticipated productivity and performance metrics; our ability to efficiently service the clients’ business and perform at the required quality and service levels demanded by the client over the contract term, and; whether we are incurring penalties or being paid a bonus for our performance. See Item 1A of this Annual Report on Form 10-K under the captions “Our financial results depend on our ability to effectively manage our production capacity and our workforce” and “Our success is subject to the terms of our client contracts.”
Competition
We operate in a fragmented and highly competitive growing market. Our competitors range in size from small firms offering specialized applications to large firms that have more financial resources that enable them to invest more substantially in growing their business.
We believe that the principal competitive factors in the industry are cost of services, service quality, the ability to develop and implement quality, customized products and services quickly, technological expertise, performance against client metrics, strength of relationship, and management credibility and reputation. These factors also include scalability, efficiency and productivity. We believe that the companies that succeed are companies that build strong client relationships and are able to successfully deliver quality customer services and solutions that provide real value, furthering their clients’ progress toward business goals.

In our opinion, several significant factors impact the current competitive environment: (1) intensifying competition is putting pressure on clients and prospective clients to provide higher quality customer service while containing costs and improving margins; (2) outsourcing is becoming more prevalent and accepted in our core industries as threshold concerns regarding customer privacy and information security have been addressed; (3) the growth in international capacity, which offers lower pricing than domestic capacity, largely due to the cost of labor differential; (4) increased competition for labor, and (5) technology advances. Such factors, when combined, are causing clients and prospective clients to demand more competitive pricing and higher quality service. See Item 1A of this Annual Report on Form 10-K under the caption “We operate in a highly competitive environment.”
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
Many of our clients obtain payment for their services with credit cards. To the extent our services to these clients involve capturing, storing or transmitting consumer credit card information, these activities are governed by the PCI Standards which require us to maintain certain information security procedures.
There is increasing federal and state interest in privacy protections and information security, some aspects of which could impose additional regulatory requirements on our clients’ businesses and, less directly, on our business.
Licensing
We and our employees who are involved in certain types of sales activities, such as the sale of insurance or certain healthcare products, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those entities. Other examples of activities, that we are involved in, requiring licensing include pharmaceutical and mortgage banking activities.
Outbound Telemarketing Sales
While the portion of our business dedicated to outbound telemarketing sales is not significant, we are subject to various federal and state regulations. On the federal level, both the Federal Trade Commission (FTC) and the Federal Communications Commission (FCC) regulate the initiation of telephone solicitations to residential telephone subscribers. Federal regulations prohibit the use of deceptive, unfair and abusive telemarketing sales practices. States have also enacted and continue to enact legislation governing telephone solicitations, which contain similar restrictions, as well as registration requirements.

Compliance Activities
We have policies and procedures in place which are intended to meet the requirements of all applicable laws and regulations that are material to our business. Companies that violate any of these laws or regulations may be subject to enforcement actions, civil actions or private causes of action initiated by consumers, shareholders or employees, as well as adverse publicity which may damage their reputation. See Item 1A of this Annual Report on Form 10-K under the captions “Our business and our clients’ businesses are subject to federal and state regulation and industry standards” and “Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation, penalties and may cause us to lose clients.”
Financial Information about Industry Segments
We have one reportable segment and, therefore, in accordance with Accounting Standards Codification (ASC) 280 “Segment Reporting” on disclosures about segments of an enterprise and related information, all segment-related financial information is included in the consolidated financial statements. The reportable segment reflects our operating and reporting structure.
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
A large portion of our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially affect our financial results.
We derive a substantial portion of our revenue from a small number of clients. Most of our revenue is concentrated in the communications, healthcare, business services, media & publishing, travel & entertainment and financial services industries. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our larger clients or maintain our current volume or margins with these clients. Should we lose a client or experience a reduction in demand for our services from, or decline in the profitability of, a large client, we may not be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits or terminate such client relationships. Our five largest clients accounted for approximately 76% of our fiscal year 2009 revenue and our ten largest clients accounted for approximately 90% of our fiscal year 2009 revenue.
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
Our operating results and financial condition may be affected by the performance of our clients and general economic conditions.
Our business is directly impacted by the performance of our clients and general economic conditions. Unfavorable general economic conditions, including the economic downturn in the United States and the on-going financial crisis affecting the banking system and financial markets, could negatively affect our business. These conditions could adversely affect the demand for some of our client’s products and services and, in turn, could cause a decline in the demand for our services. A decline in our clients’ business or performance, including potential client bankruptcies, could impair their ability to pay for our services. Our cash flow is significantly impacted by our overall profitability and our ability to collect our accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a significant portion of our revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations, thereby increasing our reliance on borrowings under our current loan agreements. Also, our clients may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If these were to occur, we could be required to increase our allowance for doubtful accounts. Although we currently do not anticipate payment issues with our major clients, our business, financial condition, results of operations and cash flows would be adversely affected if any such clients were unable or unwilling, for any reason, to pay for our services. If the current economic conditions persist or decline, this could adversely affect our business, results of operations, liquidity, or financial condition.
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
We periodically assess the long-term capacity of our customer care centers, both domestically and internationally, including the ability to accommodate new and expanded programs and clients, and make strategic decisions regarding the opening or expansion of customer care centers. We use a workforce administration platform which allows us to more effectively manage our employees’ time, quickly respond to changing client needs and maximize our workforce productivity. There can be no assurance that we will be able to achieve optimum capacity utilization, maximize the productivity of our workforce or keep pace with the anticipated growth in demand for our services. If we maintain idle production seats or fail to effectively manage our workforce productivity, our business, results of operations, liquidity or financial condition may be materially and adversely affected. See Item 1 of this Annual Report on Form 10-K under the caption “Operations and Capacity Utilization.”

Our success is subject to the terms of our client contracts.
Most of our client contracts do not have minimum volume requirements and the profitability of each client program may fluctuate, sometimes significantly, throughout various stages of a program. Certain contracts have performance-related bonus and/or penalty provisions, whereby the client may pay us a bonus or we may have to issue a credit based upon our meeting, or failing to meet, agreed-upon service levels and performance metrics. Our objective is to sign multi-year contracts with our clients. However, our contracts generally enable the clients to terminate the contract for convenience or reduce customer interaction volumes. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration date, that the volume of services for these programs will not be reduced or that we will be able to avoid penalties or earn performance bonuses. In addition, there can be no assurance that each client program will be profitable for us or that we will be able to terminate unprofitable client relationships without incurring significant liabilities. The loss of one or more of our significant clients, the substantial reduction of the amount of services we perform for a significant client, the reduction of revenues due to penalties for failure to meet performance metrics, an unprofitable client or client program, unfavorable changes to current contracts, or our inability to terminate an unprofitable client contract could have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Item 1 of this Annual Report on Form 10-K under the caption “Client Relationships.”
Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants and funding requirements under our credit facility.
Our ability to borrow under our loan agreement depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, our lender retains certain reserves against otherwise available borrowing capacity. Our current loan agreement requires us to comply with certain financial and other covenants, including limitations on the amount of our capital expenditures, the maintenance of a minimum fixed charge coverage ratio, and prohibits us from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments. These limitations may affect our liquidity and limit our ability to make capital expenditures. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreement. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreement or, in the event of non-compliance, that we will be able to obtain waivers or amendments from our lender.
Our financial results may be affected by risks associated with international operations and expansion, including foreign currency fluctuations.
We intend to continue to expand and pursue opportunities for our off-shore customer care centers in the Philippines and our near-shore customer care center in the Dominican Republic, and may consider other international locations. There are certain risks inherent in conducting business internationally, including exposure to currency fluctuations, the necessity to comply with foreign laws, unexpected changes in foreign laws and regulations, difficulties in staffing and managing foreign operations, foreign political instability, changes in clients’ sourcing preferences and potentially adverse tax consequences.
In particular, we serve an increasing number of U.S. clients from our customer care centers in the Philippines and the Dominican Republic. Contracts with these clients are typically priced in U.S. dollars while costs incurred in operating the centers are generally denominated in the local currency, which presents a foreign currency exchange risk to us, the amount of which increases as our international operations continue to grow. We have, from time to time, taken limited actions, such as using foreign currency forward contracts, to attempt to mitigate our currency exchange exposure. However, there can be no assurance that we will take any actions to mitigate such exposure in the future and, if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material impact on our future operating results, liquidity and financial condition.
In addition, we benefit from an income tax holiday as a Philippine Economic Zone Authority (PEZA) registrant. We are required to comply with certain financial metrics to continue to qualify for the income tax holiday. There can also be no assurance that we will continue to meet the requirements necessary to enjoy the continued benefits of the PEZA income tax holiday or that the Philippine government will not eliminate or change these requirements in the future. We are also authorized to operate as a Free Zone Enterprise in the Dominican Republic. A free zone license was issued for 15 years. As a result of our free zone status, we are exonerated from income tax and certain other taxes. Our inability to realize continued benefits from these income tax holidays could have a material adverse effect on our results of operations, liquidity and financial condition.

Our principal shareholder can exercise significant control over us.
Mr. Theodore G. Schwartz, our Chairman, and four trusts and a partnership established by Mr. Schwartz collectively own approximately 38% of our outstanding common shares. As a result, Mr. Schwartz is able to exercise significant influence over operations and significant control over the outcome of substantially all matters requiring action by our shareholders. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control.
In his role as Chairman, Mr. Schwartz has been involved in an advisory and oversight capacity on certain operational aspects of the Company, particularly with respect to senior management recruiting and transition.
Our success depends on the retention of key personnel.
Our growth and success depends in large part upon the abilities and continued service of our executive officers and other key employees. There can be no assurance that we will succeed in sustaining consistent and improving profitability. The loss of, or failure to motivate, key officers and employees could have a material adverse effect on our business, results of operations, liquidity and financial condition.
We operate in a highly competitive environment.
The outsourcing of customer care services is a highly competitive, growing market and such competition may intensify in the future. Our competitors range in size from small firms offering specialized applications to large firms operating in the broader business process outsourcing market. Many of our competitors have greater resources and capabilities than we do. In addition, market factors are causing clients and prospective clients to demand more competitive pricing and higher quality service. Furthermore, many of our existing or potential clients have their own in-house operations. See Item 1 of this Annual Report on Form 10-K under the caption “Competition.” There can be no assurance that we can successfully compete in this environment.
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
Competitive pressures from current or future competitors and changing market conditions could cause our services to lose market share or result in significant price and margin erosion which could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Circumstances outside our control such as typhoons, hurricanes, earthquakes, floods and other acts of God, political instability, equipment malfunction, telephone or data service interruptions, changes in the telecommunications market, war and terrorism could seriously harm our domestic or international business operations.
Our success is dependent on the continued operation of our customer care centers. In the event of fire, power loss, typhoon, earthquake, flood or other natural disaster, political instability, and other similar events, the operation of one or more customer care centers could be temporarily or permanently interrupted. If we experience a temporary or permanent interruption at one or more of our customer care centers our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts. Our international operations are more at risk to adverse weather conditions, including earthquakes, typhoons and hurricanes. We maintain property and business interruption insurance, however, such insurance may not adequately compensate for any losses we may incur.
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
Our business involves the access to and transmission of information about our employees, our clients and customers of our clients. We are reliant on IT networks and systems to process, transmit and store such electronic data. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or customer data. As a result, we are subject to numerous federal and state laws and regulations designed to protect this information. See Item 1 of this Annual Report on Form 10-K under the caption “Government Regulation and Industry Self-Regulation.” While we take measures to protect the security and privacy of this information and to prevent unauthorized access, it is possible that our security controls over personal data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, financial condition, results of operations and cash flows.
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
Uncertainties relating to future litigation could result in negative impact to financial results.
We are subject to lawsuits, claims and governmental investigations arising out of the normal conduct of our business. We cannot predict whether any material lawsuits, claims, or investigations may arise in the future. Regardless of the outcome of any future actions, claims, or investigations, we may incur substantial defense costs and such actions may cause a disruption of management’s attention to the day-to-day operations of the business. Also, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our business, results of operations, liquidity, or financial condition. See Item 3 of this Annual Report on Form 10-K under the caption “Legal Proceedings.”
Our industry is subject to rapid technological change.
Rapid technological advances, frequent new product introductions and enhancements, and changes in client requirements are commonplace in the market for outsourced customer contact management services. Our future success depends on our ability to develop and implement systems technology and outsourcing services and solutions that anticipate and respond to continuing changes in technology, industry developments, and client needs.
Our ability to develop and implement quality, customized products and services is highly dependent on our computer and telecommunications equipment and software capabilities. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain our competitiveness. Our future success will depend in part on our ability to continue to invest in and develop information technology solutions that keep pace with evolving industry standards and changing client demands. We must be able to service new products, platforms and respond to rapidly changing developments in technology. These factors will require us to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of our clients. There can be no assurance that we will have sufficient expertise or capital to meet these challenges or that the technologies developed by our competitors will not render our products and services obsolete over a period of time. See Item 1 of this Annual Report on Form 10-K under the caption “Technology and Telecommunications” and Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources — Future Liquidity.” Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in client requirements could have a material adverse effect on our business, results of operations, liquidity, or financial condition.
Volatility of stock price may result in loss of investment.
The trading price of our common stock has experienced considerable volatility over short and long periods of time. The stock market in general, the NASDAQ Global Market and the market for other companies in our industry have experienced volatility, which could affect the market price of our common stock regardless of our financial results or performance. Various factors such as general economic conditions, changes or volatility in the financial markets, changing market conditions in the outsourced customer contact management services industry, quarterly variations in our financial results, and changes in financial estimates and recommendations by securities analysts could cause the market price of our common stock to fluctuate substantially in the future.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of January 3, 2010, our corporate headquarters was located in Bannockburn, Illinois in leased facilities consisting of 9,936 square feet of office space rented under a lease that expires in December 2011. Our main data center is located within our 54,600 square foot facility in Cedar Rapids, Iowa. We owned this facility until October 10, 2006 at which time the property was sold in a sale-leaseback transaction that resulted in a net gain of $0.8 million. The gain has been deferred and is being amortized over the terms of the individual lease-back agreements.
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
As of January 3, 2010, we operated customer care centers and workstations in the following locations:

Number of
Customer Care Center Locations	Workstations
Cedar Rapids, Iowa	529
Corpus Christi, Texas	370
Davenport, Iowa	695
Green Bay, Wisconsin	774
LaCrosse, Wisconsin	379
Newport News, Virginia (client owned)	717
Tampa, Florida (client owned)	677
Tuscon, Arizona (East)	853
Tuscon, Arizona (West)	700
Utica, New York	409
at HOME™	119

Total Domestic	6,222

Alabang, Muntilupa City, Philippines	1,309
Alabang, Muntilupa City, Philippines	442
Cubao, Quezon City, Philippines	1,765
Palo, Leyte, Philippines	633
San Isidro, Dominican Republic	57

Total International	4,206

Total all customer care center locations	10,428

Item 3. Legal Proceedings.
We are subject to lawsuits, claims and governmental investigations arising out of the normal conduct of our business. We do not believe that the outcome of any pending claims will have a material adverse effect on our business, results of operations, liquidity or financial condition. Although we do not believe that any such proceeding will result in a material adverse effect, no assurance to that effect can be given.

On May 27, 2009, a purported collective/class action complaint captioned Tiffany Sharpe, et al. v. APAC Customer Services, Inc. was filed in the United States District Court for the Western District of Wisconsin. On behalf of the named plaintiff, a non-exempt call center employee, and other similarly situated individuals, the complaint asserts violations under the Federal Fair Labor Standards Act related to overtime compensation and wage records. The complaint also asserts violations under Wisconsin Wage Payment and Overtime Compensation Laws based upon the same alleged facts. The complaint purports to allege claims as a nationwide collective action under federal law, as well as a class action under Wisconsin state law. The complaint seeks various forms of relief, including injunctive relief, unpaid overtime wages, liquidated damages, interest, and attorneys’ fees and costs. On January 8, 2010, the court entered an order which conditionally certified the case as a collective action under the Fair Labor Standards Act. We believe that the claims did not support conditional certification as a collective action and intend to vigorously defend this action. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of this matter, nor can we estimate the amount of any losses that might result.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Position

Michael P. Marrow	52	President and Chief Executive Officer
Christopher H. Crowley	39	Senior Vice President, Sales
Arthur D. DiBari	52	Senior Vice President, Operations
Joseph R. Doolan	46	Vice President and Controller
Mark E. McDermott	49	Vice President and Chief Information Officer
Robert B. Nachwalter	39	Senior Vice President, General Counsel and Corporate Secretary
Andrew B. Szafran	43	Senior Vice President and Chief Financial Officer
Michael P. Marrow joined us in February 2008 as President and Chief Executive Officer. From January 2003 to February 2008, Mr. Marrow was employed by Affiliated Computer Systems, Inc. where he held a variety of positions, most recently Managing Director of Emerging Markets.
Christopher H. Crowley joined us in March 2009 as Senior Vice President of Sales. From January 2009 to February 2009, Mr. Crowley was employed by Cybernet Software Systems where he served as Senior Vice President of Sales focusing on IT Solutions for technology companies. From May 2008 to August 2008, Mr. Crowley was employed by Teletech Holdings, Inc. where he served as Senior Vice President of Sales. From May 1997 to April 2008, Mr. Crowley was employed by Sutherland Global Services, where he held a variety of positions, most recently, Senior Vice President of Sales.
Arthur D. DiBari joined us in March 2008 as Senior Vice President of Operations. From February 2004 to February 2008, Mr. DiBari was employed by Affiliated Computer Systems, Inc. where he held a variety of positions, most recently Regional Vice President for the Emerging Markets Group. From 1997 to 2004, Mr. DiBari was employed by Aegis Communications Group, Inc. where he was the Senior Vice President of Operations.
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
Andrew B. Szafran joined us in May 2008 as Senior Vice President and Chief Financial Officer. From June 2002 to June 2007, Mr. Szafran was employed by Communications Supply Corp. where he served as the Vice President and Chief Financial Officer. From 1995 to 2002, Mr. Szafran was employed by Alliant Exchange, Inc. and its affiliate Alliant Foodservice, Inc. where he held a variety of financial management positions, most recently, Senior Vice President — Finance.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares are quoted on the NASDAQ Global Market under the symbol “APAC.” The following table sets forth, for the periods indicated, the high and low sale prices of our common shares as reported on the NASDAQ Global Market during such periods.

	High	Low
Fiscal Year 2009:
First Quarter	$3.30	$0.94
Second Quarter	$6.40	$2.55
Third Quarter	$6.27	$4.67
Fourth Quarter	$7.02	$5.02

	High	Low
Fiscal Year 2008:
First Quarter	$1.35	$0.68
Second Quarter	$1.64	$0.74
Third Quarter	$2.39	$1.16
Fourth Quarter	$2.17	$0.98
As of February 19, 2010, there were approximately 810 holders of record of our common shares. We did not pay any dividends on common shares in fiscal years 2009 or 2008. We currently intend to retain future earnings to finance our growth and development and, therefore, do not anticipate paying any cash dividends or making purchases of any common shares in the foreseeable future. In addition, our revolving loan agreement restricts the payment of cash dividends and the repurchase of common shares. See Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources -Bank Financing.” Payment of any future dividends or purchases of any common shares will depend upon the future earnings and capital requirements and other factors our Board of Directors considers appropriate. See Item 12 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information.”
During the second quarter of fiscal year 2009, we repurchased 959 shares of common stock at an average price of $5.90 per share related to employee withholding tax upon the full vesting of previously issued non-vested shares. We did not repurchase any shares of common stock during the fourth quarter of fiscal year 2009. No shares remained in the treasury as of January 3, 2010. During fiscal year 2008, we repurchased 47,193 shares of common stock at an average price of $1.04 per share related to employee withholding tax upon the full vesting of previously issued non-vested shares. Of this amount, 959 shares at an average price of $1.20 remained in treasury at December 28, 2008.

The following graph sets forth a comparison of the cumulative total shareholder return on our common shares for the period beginning December 31, 2004, and ending December 31, 2009, as compared with the cumulative total return of the S&P 500 Index and a Peer Group Index. The Peer Group consists of: Convergys Corp., ICT Group, Inc., StarTek, Inc., Sykes Enterprises, Inc., and Teletech Holdings, Inc. The total shareholder return for each company in the Peer Group has been weighted according to the company’s stock market capitalization. This graph assumes an investment of $100 in each of our common shares, the S&P 500 Index and the Peer Group Index on December 31, 2004, including reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
The following unaudited selected financial data should be read in conjunction with Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and the related notes appearing in Item 8 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended(1)
	January 3,	December 28,	December 30,	December 31,	January 1,
	2010	2008	2007	2006	2006
	(Dollars in thousands, except share data and notes)
Operating Data:
Net revenue	$293,177	$248,799	$224,683	$224,297	$239,845
Cost of services	227,845	207,953	203,880	197,881	218,121

Gross profit	65,332	40,846	20,803	26,416	21,724
Selling, general and administrative expenses(5)	30,732	30,148	28,362	31,279	33,372
Restructuring and other charges (reversals)(2)	(56)	3,635	1,632	2,384	8,216
Asset impairment charges(3)	—	—	—	—	10,886

Total operating expenses	30,676	33,783	29,994	33,663	52,474

Operating income (loss)	34,656	7,063	(9,191)	(7,247)	(30,750)
Other income	(36)	(347)	(249)	(101)	(600)
Interest (income) expense, net	(34)	4,358	3,537	2,013	1,408

Income (loss) before income taxes	34,726	3,052	(12,479)	(9,159)	(31,558)
Income tax expense (benefit) (4)	(23,327)	33	(17,568)	21,380	(9,160)

Net income (loss)	$58,053	$3,019	$5,089	$(30,539)	$(22,398)

Net income (loss) per share:
Basic	$1.13	$0.06	$0.10	$(0.62)	$(0.45)
Diluted	$1.09	$0.06	$0.10	$(0.62)	$(0.45)

Weighted average shares outstanding:
Basic	51,570	50,424	49,800	49,458	49,455
Diluted	53,296	50,477	52,019	49,458	49,455

Balance Sheet Data:
Cash and cash equivalents	$20,557	$618	$1,426	$1,305	$960
Working capital (deficit)	52,145	(1,549)	645	(16,679)	(7,685)
Capital expenditures, net	12,102	5,810	12,827	10,713	8,699
Total assets	138,605	76,564	89,926	92,054	110,353
Short-term obligations	397	6,100	14,707	14,378	11,971
Long-term obligations, less current maturities	667	—	11,600	4,400	—
Shareholders’ equity	99,748	35,420	33,381	23,306	51,874
See accompanying Notes to Selected Financial Data.

Notes to Selected Financial Data

(1)
We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks, except for fiscal year 2009 which ended on January 3, 2010. Fiscal year 2009 was 53 weeks. The effect of the additional week in fiscal year 2009 was to increase revenues and gross profit by $6.0 million and $0.9 million, respectively and to increase net income by $0.4 million.

The fiscal years presented are as follows:

Fiscal Year	Fiscal Year End
2005	January 1, 2006
2006	December 31, 2006
2007	December 30, 2007
2008	December 28, 2008
2009	January 3, 2010

(2)
We recorded restructuring charges in each of the fiscal years presented in the “Selected Financial Data” table noted above. For fiscal years 2009, 2008 and 2007, see Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. We recorded $2.4 million of restructuring and other charges in fiscal year 2006. During the year, we closed four customer care centers with approximately 960 workstations. Restructuring and other charges associated with these closures were $1.8 million comprised of lease termination and other costs of $0.8 million, the write down of property and equipment of $0.5 million net of reductions from the proceeds from the sale of related assets, and severance costs of $0.5 million related to the elimination of 119 administrative and support positions. We also recorded additional charges of $0.9 million related to the 2005 restructuring as a result of delays in subletting space in our corporate office, which charges were partially offset by a reversal of $0.3 million of prior year charges not utilized. We recorded $8.2 million of restructuring and other charges in fiscal year 2005 which included $7.7 million of restructuring charges and $0.5 million of other charges. The restructuring charges consisted of $4.9 million and $0.5 million, respectively, for the write-off of property and lease termination and other costs associated with the reduction of our corporate office space in Deerfield, Illinois and the closure of seven additional customer care centers and $2.3 million in severance costs related to the elimination of administrative and support positions.

(3)	We recorded $10.9 million of asset impairment charges in fiscal year 2005, including a write-down of goodwill of $10.5 million.

(4)
During the fiscal year 2009, we reversed $37.9 million of the valuation allowance that had been provided against the deferred tax assets, which resulted in a deferred income tax benefit of $23.8 million. In 2007, we reversed a $17.6 million tax reserve and related accrued interest, in connection with the Internal Revenue Services’ proposed adjustment to our 2002 tax return, which was favorably resolved in 2007. We provided a valuation allowance of $27.3 million against deferred tax assets as of December 31, 2006. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.

(5)
Effective January 2, 2006, we adopted FASB guidance regarding share-based payments. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. Total stock-based compensation expense which is included in selling, general and administrative expenses was $0.9 million for the fiscal year ended January 3, 2010, $1.3 million for fiscal year ended December 28, 2008 and $1.5 million for the fiscal years ended December 30, 2007 and December 31, 2006.

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
Overview
We are a leading provider of customer care services and solutions to market leaders in the communications, healthcare, business services, media & publishing, travel & entertainment, and financial services industries. As of January 3, 2010, we operated 15 customer care centers: eight domestic, two domestic client-owned facilities, four off-shore centers located in the Philippines and one near-shore facility located in the Dominican Republic. As of January 3, 2010, our United States operations consisted of approximately 6,200 workstations and our international operations consisted of approximately 4,200 workstations. This compares to approximately 4,800 domestic workstations and approximately 3,500 international workstations as of December 28, 2008.
In 2005, we initiated a strategic realignment to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a number of key industries and reposition ourselves for long-term growth and profitability. We exited virtually all of our outbound customer acquisition business, which resulted in the closure of 16 domestic customer care centers.
We invested heavily in the growth of our off-shore capacity in the Philippines, opening our second customer care center in the Philippines in the second half of 2006, a third customer care center in the first quarter of 2007, and the fourth center in the first quarter of 2009.
Increased client demand has resulted in the continued expansion of capacity of our domestic customer care centers. In 2007, we added over 675 seats domestically when we began managing a second facility in our business services vertical. In 2008, we expanded our facilities located in Cedar Rapids and Davenport, Iowa and Tucson, Arizona. In 2009, we opened a second customer care center in Tucson, Arizona, expanded our atHomeTM program, and began call center operations in the Dominican Republic.
In February 2008, Michael P. Marrow was appointed our new President and CEO. Since joining us, Mr. Marrow has assembled a team of talented mid- and senior-level managers, many of whom have deep experience in running successful outsourced call center operations, as well as senior-level managers with significant turnaround experience. The entire organization, under Mr. Marrow’s leadership, has transformed our Company into what we believe to be a more efficient and productive operation, which has returned us to a profitable operating model. During 2008, we implemented cost savings initiatives which resulted in the reduction of overhead costs and headcount, refinanced our debt, and took steps to improve our operating efficiencies. We realized an immediate impact from these and other cost savings initiatives resulting in us being profitable on a full year basis for fiscal year 2008. We continue to see a favorable impact from the initiatives launched in 2008 and prior years. In 2009, we expanded the sales organization and focused on expanding our service offerings and client base. These actions have resulted in an increase in revenue of 17.8% to $293.2 million for 2009, and resulted in improvements in operating margins to 11.8% compared to 2.8% in 2008. Operating cash flow improved significantly allowing us to fully pay off all outstanding debt and establish a cash position of $20.6 million as of January 3, 2010. Income before taxes for 2009 was $34.7 million compared to $3.1 million for 2008.
Due to the cumulative losses incurred in years 2004 — 2007, we had provided a full valuation allowance against our deferred tax assets. For 2008 and 2009, we experienced significant improvement in our operating profit and as a result, $37.9 million, representing substantially all of the valuation allowance, was reversed in fiscal year 2009. This resulted in a deferred income tax benefit of $23.8 million in the current year.

Business Outlook
For 2010, we believe that we are well positioned to realize the long-term potential of our business and will continue to improve our financial performance. We will continue to focus on providing customized, high quality customer care services and solutions to market leaders in industries that place significant value on long-term customer relationships. Our high level growth strategy is to continually provide the highest level of quality services to our clients. We will strive to operate as efficiently as possible, optimizing our capacity and maximizing our utilization, in order to achieve our target markets. We expect to achieve growth both with existing and new clients. We intend to expand our service offerings globally. We may add new centers on the basis of client needs. Through growth, we seek to diversify our client base and reduce client concentration. We also manage our business with a goal of leveraging our expense base and increasing cash flow.

Results of Operations
The following table sets forth selected information about our results of operations for fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 (fiscal years 2009, 2008, and 2007, respectively). Certain additional components of cost of services have been included as we believe they enhance an understanding of our results of operations.

	For the Fiscal Year Ended (1)
	January 3,	December 28,	December 30,	2009 vs 2008	2008 vs 2007
	2010	2008	2007	% Fav (Unfav)	% Fav (Unfav)
	(Dollars in thousands, except statistical data and notes)

Net revenue	$293,177	$248,799	$224,683	17.8%	10.7%
Cost of Services:
Direct labor	158,669	143,500	134,137	(10.6)	(7.0)
Other facility expenses	69,176	64,453	69,743	(7.3)	7.6

Total cost of services	227,845	207,953	203,880	(9.6)	(2.0)

Percentage of revenue	77.7%	83.6%	90.7%

Gross profit	65,332	40,846	20,803	59.9	96.3
Gross profit margin	22.3%	16.4%	9.3%
Operating Expenses:
Selling, general & administrative expenses	30,732	30,148	28,362	(1.9)	(6.3)
Restructuring and other charges (reversals)	(56)	3,635	1,632	101.5	(122.7)

Total operating expenses	30,676	33,783	29,994	9.2	(12.6)

Operating income (loss)	34,656	7,063	(9,191)	390.7	176.8
Other income	(36)	(347)	(249)	(89.6)	39.4
Interest (income) expense, net	(34)	4,358	3,537	100.8	(23.2)

Income (loss) before income taxes	34,726	3,052	(12,479)	1,037.8	124.5
Income tax expense (benefit)	(23,327)	33	(17,568)	*	*

Net income	$58,053	$3,019	$5,089	1,822.9%	(40.7)%

Statistical Information:
Number of customer care centers
Domestic	10	9	9	1	—
International	5	4	3	1	1

Total	15	13	12	2	1

Number of workstations, end of period
Domestic	6,222	4,855	4,597	1,367	258
International	4,206	3,467	2,944	739	523

Total	10,428	8,322	7,541	2,106	781

(1)
We operate on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks, except for fiscal year 2009 which ended on January 3, 2010. Fiscal year 2009 was 53 weeks. The effect of the additional week in fiscal year 2009 was to increase revenues and gross profit by $6.0 million and $0.9 million, respectively and to increase net income by $0.4 million.

*	Percentage change is not meaningful.

Fiscal Year 2009 Results of Operations Compared to Fiscal Year 2008 Results of Operations
Net revenue increased 17.8% to $293.2 million in fiscal year 2009, as compared to $248.8 in fiscal year 2008. Fiscal year 2009 included 53 weeks as compared to 52 weeks in fiscal year 2008. The additional week results in an increase of $6.0 million in revenue. The increase in revenue of $44.4 million is primarily driven by growth with existing and new clients of $46.4 million in the communications vertical, $13.0 million in the healthcare vertical, excluding the seasonal Medicare Part D program, $2.2 million in the media & publishing vertical and $1.0 million in the financial services vertical. This was partially offset by the decline in revenue of $9.7 million from the seasonal Medicare Part D program, $2.9 million due to the exit of a retail client in 2008, $2.2 million in the business services vertical, $1.5 million in the travel & entertainment vertical and $1.9 million of other services.
Cost of services increased $19.9 million, or 9.6%, to $227.8 million for fiscal year 2009, as compared to $208.0 million for fiscal year 2008. The impact of the additional week in fiscal year 2009 was an increase in cost of services of $5.1 million. Direct labor increased $15.2 million, or 10.6%, primarily driven by higher volume in the domestic communications vertical and higher volume off-shore, partially offset by lower wage rates and benefits and improved efficiencies both domestically and offshore. Total facility and other costs increased $4.7 million, or 7.3%, primarily due to a $4.4 million increase in facility costs associated with domestic expansion and the build-out of our fourth facility in the Philippines and a $1.4 million increase in telecommunication costs primarily associated with increased volumes off-shore, partly offset by a $1.0 million decrease in facility and other costs associated with continued cost savings initiatives both domestically and offshore. Cost of services as a percentage of revenue declined to 77.7% for fiscal year 2009 from 83.6% in fiscal year 2008, primarily driven by lower wages and benefits, improved efficiencies and leveraging fixed costs.
Gross profit increased $24.5 million, or 59.9%, to $65.3 million for fiscal year 2009, as compared to $40.8 million for fiscal year 2008, primarily due to higher volume domestically and off-shore, and lower wage rates and benefits and improved efficiencies both domestically and off-shore. Gross profit margin increased to 22.3% for fiscal year 2009 from 16.4% for fiscal year 2008 due to efficiencies in cost of services as noted above.
Selling, general and administrative expenses were $30.7 million for fiscal year 2009, an increase of $0.6 million from $30.1 million for fiscal year 2008. The increase is primarily due to a $1.8 million increase in compensation and benefits related primarily to incentive compensation, a $0.7 million increase in salaries and wages primarily associated with an increase in our sales personnel and a $0.4 million increase in professional fees, partially offset by a $1.5 million reduction in bad debt expense related to the specific reserves recorded in 2008 in the publishing vertical and a recovery of a portion of these reserves recognized in 2009, a $0.6 million reduction in rent and other facility charges resulting from the relocation of our corporate office in late 2008 and $0.2 million of other cost savings obtained through continued efforts to control expenses.
Restructuring and other charges decreased $3.7 million to a recovery of $0.1 million in fiscal 2009, as compared to a charge of $3.6 million in fiscal 2008. The fiscal year 2009 restructuring reversal was primarily related to adjustments in severance charges and retirement obligations recorded in fiscal year 2008 and the reversal of the remaining reserve for property taxes associated with the 2006 restructuring initiative. We recorded $3.5 million of severance charges in fiscal 2008 related to changes in our executive team and operational and administrative positions. We recorded less than $0.1 million of restructuring charges in fiscal 2008, primarily related to changes in the May 2007 downsizing of our Tucson, Arizona customer care center as a result of delays in subletting space in the center. See Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.
Operating income was $34.7 million for fiscal year 2009, as compared to $7.1 million for fiscal year 2008. The $27.6 million improvement was the result of a $24.5 million increase in gross profit and a $3.7 million decrease in restructuring and other charges, partially offset by a $0.6 million increase in selling, general and administrative expenses as noted above.
Net interest income was less than $0.1 million for fiscal year 2009 and was primarily related to $0.7 million from the amortization of points on forward contracts, partially offset by $0.6 million of fees and interest associated with borrowings under the Revolving Loan Facility with PNC Bank National Association (PNC). Interest expense of $4.4 million for the fiscal year of 2008 was primarily related to the acceleration of deferred financing charges and prepayment of fees of $1.8 million due to the early repayment in May 2008 of our loan facilities with LaSalle Bank National Association (LaSalle) and Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (Atalaya), $1.5 million of fees and interest associated with borrowings against those loan facilities and $1.2 million of fees and interest associated with borrowings under the new Revolving Loan Agreement with PNC, partially offset by $0.1 million from the amortization of points on forward contracts.

The income tax benefit for fiscal year 2009 was $23.3 million, driven by a deferred income tax benefit of $23.8 million resulting from the reversal of substantially all of the valuation allowance previously provided against the deferred tax assets, partially offset by $0.5 million tax expense related to the gross income earned tax of 5% on a portion of our Philippine financial results and domestic state income taxes. For fiscal year 2008, the tax provision associated with the income before income taxes of $1.2 million was offset with a corresponding utilization of net operating loss carryforwards. The effective income tax rate for fiscal year 2008 was 1.1% due to net operating loss carryforwards.
Net income for fiscal year 2009 was $58.1 million, as compared to $3.0 million for fiscal year 2008. The $55.1 million increase includes a $0.4 million impact from the additional week in fiscal year 2009 and a $23.8 million deferred income tax benefit, resulting from the valuation allowance reversal of $37.9 million in fiscal year 2009. In fiscal year 2010, with no such valuation allowance reversal, we anticipate our effective income tax rate to be approximately 38%.
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
Liquidity and Capital Resources
The following table sets forth our consolidated statements of cash flow data for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

	For the Fiscal Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
	(Dollars in thousands)
Net cash provided by operating activities (1)	$31,937	$27,035	$4,880
Net cash used in investing activities	(10,898)	(5,753)	(12,636)
Net cash (used in) provided by financing activities (1)	(1,812)	(20,849)	7,432
Effect of exchange rates on cash	712	(1,241)	445

Net change in cash	$19,939	$(808)	$121

(1)	We adjusted the presentation of reclassified financing costs of $1.0 million and $0.8 million from operating activities to financing activities for the fiscal years of 2008 and 2007, respectively.
Operating Activities
Net cash provided by operating activities was $31.9 million in fiscal year 2009 and primarily related to $58.1 million of net income, $11.9 million of depreciation and amortization and $0.9 million of stock compensation expense, partially offset by a $24.8 million increase in deferred tax assets resulting from the reversal of the valuation allowance, a $13.8 million increase in accounts receivable due to increased revenue and the timing of collections and $0.4 million net change in operating assets and liabilities.
Net cash provided by operating activities increased $22.1 million to $27.0 million in fiscal year 2008 as compared to $4.9 million in fiscal 2007, primarily due to a $20.0 million increase in gross profit, a $1.8 million reduction in deferred financing charges and prepayment fees associated with the early repayment of our loan facilities in May 2008, and a $4.1 million increase in other liabilities, partially offset by increases in selling, general and administrative expenses of $1.8 million and restructuring and other charges of $2.0 million.
Investing Activities
Net cash used in investing activities increased $5.1 million to $10.9 million in fiscal year 2009 as compared to $5.8 million in fiscal year 2008. Cash used in investing activities in 2009 consisted primarily of $5.7 million in capital expenditures related to client implementations, $2.8 million in continued investment in operational and information technology equipment and $2.4 million in capital expenditures related to the build-out of our fourth customer care center in the Philippines.

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
Net cash used in investing activities in 2007 consisted primarily of $8.3 million in capital expenditures for our third customer care center in the Philippines, and $4.3 million in continued investment in operational and information technology equipment.
Financing Activities
Net cash used in financing activities of $1.8 million for fiscal year 2009 is primarily the result of net payments of $6.1 million against the Revolving Loan Facility and $0.1 million of payments against capital lease obligations, offset by $4.4 million cash received from the exercise of stock options, including the excess tax benefit.
Net cash used in financing activities of $20.8 million for fiscal year 2008 is the result of net payments of $14.0 million as repayment in full of our outstanding term loan with Atalaya, net decreased borrowings of $6.2 million under our Revolving Loan Facility and $1.0 million in financing costs associated with the new debt facility with PNC entered into in May 2008, partially offset by $0.4 million in cash received from the exercise of stock options.
Net cash provided by financing activities of $7.4 million for fiscal year 2007 is the result of net borrowings of $9.0 million under the term loan with Atalaya and $0.7 million in cash received from the exercise of stock options, offset by $1.5 million of net payments against under the Revolving Loan Facility with LaSalle and $0.8 million in financing costs associated with changes in borrowing agreements.
Bank Financing
As of January 3, 2010, there were no outstanding borrowings under the Revolving Loan Agreement and the Company had cash and cash equivalents of $20.6 million.
During the fifty-three weeks ended January 3, 2010, we were party to a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides us with a $40.0 million revolving loan facility which expires in May 2011. The Revolving Loan Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Revolving Loan Agreement prohibit us (with limited exceptions) from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments.
Our ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from our clients. In addition to borrowing against our eligible receivables, we had the ability to borrow an additional $9.0 million which was supported by a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, our Chairman and principal shareholder. In connection with the issuance of the Credit Enhancement Letter of Credit, we and TCS entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement). We did not borrow against the Credit Enhancement Letter of Credit, which was released on March 20, 2009 upon our meeting certain required financial thresholds.
We had approximately $29.1 million of undrawn borrowing capacity under the Revolving Loan Agreement as of January 3, 2010, based upon borrowing base calculations. We were in compliance with our financial covenants as of January 3, 2010. For more information regarding the Revolving Loan Agreement, see Note 9 of the Notes to Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K.

Future Liquidity
We expect that our cash balances of $20.6 million, cash flow from operations and available borrowings of $29.1 million under our Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations for the next twelve months.
A significant change in operating cash flow or a failure to maintain profitability could have a material adverse effect on our liquidity and our ability to comply with the covenants in our Revolving Loan Agreement. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the Revolving Loan Agreement which would have a material adverse effect on our liquidity and financial condition. There can be no assurances that we will be able to meet the financial and other covenants in our Revolving Loan Agreement. See Item 1A of this Annual Report on Form 10-K under the caption “Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants and funding requirements under our credit facility” and “Our operating results and financial condition may be affected by the performance of our clients and general economic conditions.”
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
Accounting for derivatives
We use forward contracts to mitigate foreign currency risk and have used an interest rate swap to mitigate interest rate risk. Our derivatives are designated as cash flow hedges to the extent that the instruments qualify for accounting as a hedging instrument and therefore, the effective portion of gains and losses that result from changes in fair value of the derivative instruments are recorded in accumulated other comprehensive income until the hedged transaction affects income, at which time gains and/or losses are realized. If the instrument does not qualify for accounting as a hedge, the change in the value of the instrument during the reporting period is recorded immediately to earnings. Unrealized gain and unrealized loss in value of outstanding forward contracts was $0.7 million and less than $0.1 million, respectively, and was recorded in other assets and other liabilities as of January 3, 2010. We expect these amounts to be reclassified into earnings over the next twelve months. In June 2009, the interest rate swap was terminated due to the elimination of all outstanding borrowings.
Changes in the currency exchange rate subsequent to January 3, 2010 will have the impact of increasing or decreasing the forward contract settlement, which is recorded periodically through earnings. A decrease in the U.S. dollar to Philippine peso exchange rate would have the effect of reducing earnings and conversely, an increase in the currency exchange rate would have the effect of increasing earnings.
Allowance for doubtful accounts
We recorded an allowance for doubtful accounts of $1.1 million as of January 3, 2010 based on our assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for certain identified receivables with balances outstanding generally greater than 90 days. An additional allowance for estimated losses on all other receivables is based on their age and our collection history. The collection history is determined based on a range of the average losses incurred in our receivables portfolio over the prior three years. If the financial condition of one or more of our customers were to deteriorate significantly, resulting in a reduced ability to make payments, or our collection history were to materially deteriorate, additional allowances would be required which would have the effect of reducing earnings.

Accounting for employee benefits and obligations
We recorded a liability for group health claims of $1.2 million as of January 3, 2010 and workers’ compensation claims of $0.9 million as of January 3, 2010 based on an estimate of claims incurred, but not reported, as well as known claims at the end of a period. The estimate for group health claims is derived from an analysis prepared by an actuary we hired who has expertise in this area. The estimate is based on a factor of the number of participants in the medical plan at an estimated average claim per participant. The estimated claim per participant is determined with reference to our average medical costs incurred per participant over the prior two years and other relevant factors. Should actual claims incurred exceed our estimates, we would record an additional liability which results in a charge to earnings. The estimate for workers compensation claims is derived from an analysis performed by an actuary we hired who has expertise in this area. The reserve is based upon outstanding claims from the prior years. Unforeseen claims or claims exceeding estimates provided by the actuary could result in an adjustment to the estimated liability and an additional charge to earnings. Conversely, should favorable trends result in a reduction in the estimates provided by the actuary, we would reduce our estimated liability which would benefit earnings.
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
Delivery of services to our clients generally entails an initial implementation effort during which costs are incurred in connection with information and telephony systems implementation, establishment of operating processes and hiring and training of employees. Certain of our client contracts provide for payment of fees in connection with some of these activities and, in such instances, related costs are expensed as incurred. The initial implementation effort is not considered a separate element, but rather, these implementation activities, together with the ongoing service delivery, constitute a single unit of accounting for which revenue is recognized using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis, as appropriate. Revenue recognized is limited to the amount which we are contractually entitled to collect from our clients.
Certain client contracts do not provide for separate payment of fees for implementation activities; rather such fees are implicitly included within the rates associated with the ongoing service delivery. For these arrangements, no revenue is recognized related to the implementation activities and specific direct and incremental costs associated with the implementation activities are deferred and amortized over the period the related ongoing service revenue is recognized. Deferred costs were $0.5 million at January 3, 2010. Should the contract with our client terminate before its expected termination period any deferred costs associated with the terminated client would be immediately recorded as a charge to earnings.
In many cases, we are subject to varying client quality, service level, and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. Our performance against such standards may provide bonus opportunities, or conversely, may subject us to penalties, which are recognized as earned or incurred.
Intangible assets
It is our policy to test all existing goodwill and other intangible assets for impairment at least annually and more frequently if circumstances require. If impairment indicators are present, we will perform an evaluation for impairment at that time. The evaluation of impairment of intangibles with definite lives is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.
Our identifiable intangible assets include acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $27.6 million as of January 3, 2010. We amortize intangible assets with definite lives, such as customer relationship intangible assets, over their estimated useful lives. We evaluate the remaining useful life of our customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period.

The customer relationship intangible asset is being amortized on a straight-line basis over the expected period of benefit of 12 years. Annual amortization expense for the existing customer relationships intangible asset is expected to be $0.9 million for fiscal year 2010.
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
Accounting for stock-based compensation
We account for stock-based compensation using the modified prospective transition method to apply fair value estimates. Under the modified prospective transition method, compensation expense is recognized for all share-based payment awards granted prior to, but not yet vested as of January 2, 2006 based on the grant-date estimated fair value. In addition, stock-based compensation expense for all share-based payment awards newly awarded after January 2, 2006 is based on the grant-date estimated fair value. Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees’ service period in selling, general and administrative expenses in the Consolidated Statements of Operations in accordance with the classification of the related employees’ compensation and benefits.
There are several assumptions used in calculating the fair value of options and common share awards. The assumptions used in calculating the fair value of options include expected volatility, risk-free interest rate, expected life, and annualized forfeiture rate. The annualized forfeiture rate is also used in calculating the value of common share awards. We estimated the forfeiture rate of 13.3%, volatility ranging between 87% to 91% and expected life for all awards ranging from 3.0 years to 3.3 years based on our experience during the preceding fiscal years. The risk-free interest rate of 1.3% to 1.7% is based on the three year treasury bond. Any changes in the assumptions used or future significant awards granted or forfeited will change the future stock compensation expense recorded. An increase in compensation expense will have the effect of reducing earnings, and conversely, a decrease in compensation expense will increase earnings.
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
On a quarterly basis, we review the likelihood that deferred tax assets will be realized in future tax periods under the more-likely-than-not criteria. In making this judgment, all available evidence, both positive and negative, is considered in determining whether, based on the available evidence, a valuation allowance is required. Due to the uncertainty in the ability to realize forecasted earnings, a full valuation allowance of $39.0 million existed as of December 28, 2008 to fully offset our net deferred tax assets. Pretax earnings increased substantially in 2009 to $34.7 million and we expect to be profitable in future periods as well. Because we believe it is more-likely-than-not that the deferred tax assets will be realized in future tax periods, we reversed substantially all of the valuation allowance in fiscal year 2009. The remaining valuation allowance of $1.0 million relates to state net operating loss carryforwards where realization of the net operating loss carryforward is uncertain.

New Accounting Pronouncements
Accounting Standards Codification
In June 2009, the FASB established the Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC is meant to simplify user access to all authoritative GAAP by reorganizing GAAP pronouncements into roughly 90 accounting topics within a consistent structure; it is not intended to change GAAP or any requirements of the SEC. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. References to specific accounting guidance in financial statements issued after this date must reference the ASC as it is now the source of authoritative accounting principles recognized by the FASB. The adoption of this standard for the fiscal quarter ended September 27, 2009 did not have a material impact on our consolidated financial statements.
Business Combinations
In December 2007, the FASB issued guidance requiring that in a business combination the acquirer recognize all purchased assets and assumed liabilities at fair value, that negative goodwill due to bargain purchases be recognized as a gain in the income statement and that acquisition costs and planned restructuring costs associated with the acquisition be separately recognized. This guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. This guidance amends the accounting for income taxes to require adjustments, made after the effective date of this guidance, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. We adopted this standard as of December 29, 2008, the beginning of our fiscal year. The adoption had no impact on our consolidated financial statements and we will apply the provisions of this guidance to our accounting for subsequent business combinations.
In April 2009, the FASB issued guidance to clarify application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard in the fiscal quarter ended June 28, 2009 did not have an impact on our consolidated financial statements.
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued guidance that amends and expands the disclosures about derivatives and hedging activities. The guidance requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. This guidance is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on December 29, 2008, the beginning of our fiscal year, did not have a material impact on our consolidated financial statements.
Fair Value
In April 2009, the FASB issued guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements. This guidance provides guidelines for making fair value measurements more consistent and enhance financial reporting by increasing the frequency of fair value disclosures. This guidance is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance in the fiscal quarter ended June 28, 2009 did not have a material impact on our consolidated financial statements.
In August 2009, the FASB issued an update that provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets; 2) another valuation technique that is consistent with the principles of Topic 820. The guidance provided in this update is effective for the first reporting period (including interim periods) beginning after issuance of the update. The adoption of this update for the fiscal quarter ended September 27, 2009 did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued an update that provides additional guidance related to measuring the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. If certain conditions are met, the update allows reporting entities to use net asset value per share to estimate the fair value of these investments as a practical expedient. It also requires disclosures by major category of investment about the attributes of the investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. This update is effective for interim and annual financial periods ending after December 15, 2009, with early application permitted. The adoption of this update did not have a material impact on our consolidated financial statements.
Intangible Assets
In April 2008, the FASB issued guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset as part of a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance on December 29, 2008, the beginning of our fiscal year, did not have a material impact on our consolidated financial statements.
Revenue Recognition
In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables which revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that this guidance will have on our financial statements.
Subsequent Events
In May 2009, the FASB issued guidance establishing standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance for the fiscal quarter ended June 28, 2009 did not have a material impact our consolidated financial statements.

Contractual Obligations and Commitments
We have the following contractual obligations and commercial commitments:

	Payment due by period
	Less than 1			Over 5
	Year	2 to 3 Years	4 to 5 Years	Years	Total
	(Dollars in thousands)
Contractual Obligations:
Operating leases	$9,136	$12,354	$7,392	$8,483	$37,365
Capital leases	396	668	—	—	1,064

Total contractual obligations	$9,532	$13,022	$7,392	$8,483	$38,429

Other Commercial Commitments:
Telecommunications commitments	$4,052	$6,130	$—	$—	$10,182
Letters of Credit	3,441	—	—	—	3,441

Total other commercial commitments	$7,493	$6,130	$—	$—	$13,623

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
We prepared a sensitivity analysis of our average debt for the fiscal year ended January 3, 2010, assuming a one-percentage point adverse change in interest rates. Holding all other variables constant, the hypothetical adverse change would not significantly increase interest expense. The sensitivity analysis assumes no changes in our financial structure.
The impact from foreign currency exchange rates has become significant due to the change in the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations in the Philippines. We had not used derivatives to manage this risk prior to September 30, 2007. In October 2007, we commenced a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines’ share of revenue. As of January 3, 2010, forward contracts to purchase 820 million Philippine pesos at a U.S. dollar notional of $16.9 million were outstanding.
We prepared a sensitivity analysis of our foreign currency exposure for the fiscal year ended January 3, 2010, assuming a one point adverse change in the foreign exchange rate. Holding all other variables constant, the hypothetical adverse change would result in less than a $1.0 million impact on our financial results.

Item 8. Financial Statements and Supplementary Data.
The following financial information is included in this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Shareholders of APAC Customer Services, Inc.
We have audited the accompanying consolidated balance sheet of APAC Customer Services, Inc. as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended January 3, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APAC Customer Services, Inc. at January 3, 2010 and December 28, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), APAC Customer Services, Inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 1, 2010

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except net income per share data)

	For the Fiscal Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
Net revenue	$293,177	$248,799	$224,683
Cost of services	227,845	207,953	203,880

Gross profit	65,332	40,846	20,803

Operating expenses:
Selling, general and administrative expenses	30,732	30,148	28,362
Restructuring and other charges (reversals)	(56)	3,635	1,632

Total operating expenses	30,676	33,783	29,994

Operating income (loss )	34,656	7,063	(9,191)
Other income	(36)	(347)	(249)
Interest (income) expense, net	(34)	4,358	3,537

Income (loss) before income taxes	34,726	3,052	(12,479)

Income tax expense (benefit)	(23,327)	33	(17,568)

Net income	$58,053	$3,019	$5,089

Net income per share:
Basic	$1.13	$0.06	$0.10

Diluted	$1.09	$0.06	$0.10

Weighted average shares outstanding:
Basic	51,570	50,424	49,800

Diluted	53,296	50,477	52,019

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 3,	December 28,
	2010	2008

ASSETS
Current assets:
Cash and cash equivalents	$20,557	$618
Accounts receivable, less allowances of $1,144 and $1,435, respectively	45,358	31,547
Deferred tax assets, current	14,593	—
Other current assets	6,323	3,515

Total Current Assets	86,831	35,680

Property and equipment, net	25,653	22,664
Goodwill	13,338	13,338
Other intangible assets, net	1,028	3,434
Deferred tax assets, non-current	10,170	—
Other assets	1,585	1,448

Total Assets	$138,605	$76,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$6,100
Capital leases — current portion	397	—
Accounts payable	2,770	1,641
Income taxes payable	365	253
Accrued payroll and related items	21,964	18,727
Accrued liabilities	9,190	10,508

Total Current Liabilities	34,686	37,229

Other liabilities	4,171	3,915
Commitments and contingencies	—	—

Shareholders’ equity:
Common Shares, $0.01 per share; authorized 200,000,000 shares; 52,318,726 shares issued and outstanding at January 3, 2010, and 50,783,312 shares issued and 50,782,353 shares outstanding at December 28, 2008	523	509
Additional paid-in capital	109,818	104,517
Accumulated deficit	(11,688)	(69,741)
Accumulated other comprehensive income	1,095	136
Treasury shares: 0 and 959 shares at cost at January 3, 2010 and December 28, 2008, respectively	—	(1)

Total Shareholders’ Equity	99,748	35,420

Total Liabilities and Shareholders’ Equity	$138,605	$76,564

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common	Common	Additional		Accumulated Other	Total
	Shares	Share	Paid-In	Accumulated	Comprehensive	Treasury	Shareholders’
	Issued	Amount	Capital	Deficit	Income (Loss)	Stock	Equity

Balance, December 31, 2006	50,066,628	$501	$101,077	$(77,849)	$280	$(703)	$23,306
Net income		—	—	5,089	—	—	5,089
Foreign currency translation adjustment		—	—	—	1,917	—	1,917
Unrealized gain on derivative contracts		—	—	—	793	—	793

Total comprehensive income		—	—	—	—	—	7,799
Issuance of non-vested stock	11,389	—	—	—	—	—	—
Exercise of employee stock options, including related excess income tax benefits	301,279	3	27	—	—	703	733
Stock compensation expense		—	1,543	—	—	—	1,543

Balance, December 30, 2007	50,379,296	$504	$102,647	$(72,760)	$2,990	$—	$33,381

Net income		—	—	3,019	—	—	3,019
Foreign currency translation adjustment		—	—	—	(1,315)	—	(1,315)
Unrealized loss on derivative contracts		—	—	—	(1,539)	—	(1,539)

Total comprehensive income		—	—	—	—	—	165
Issuance of warrants		—	215	—	—	—	215
Purchase of treasury stock		—	—	—	—	(49)	(49)
Exercise of employee stock options, including related excess income tax benefits	404,016	5	350	—	—	48	403
Stock compensation expense		—	1,305	—	—	—	1,305

Balance, December 28, 2008	50,783,312	$509	$104,517	$(69,741)	$136	$(1)	$35,420

Net income		—	—	58,053		—	58,053
Foreign currency translation adjustment		—	—	—	25	—	25
Unrealized gain on derivative contracts		—	—	—	934	—	934

Total comprehensive income		—	—	—	—	—	59,012
Purchase of treasury stock		—	—	—	—	(6)	(6)
Exercise of employee stock options, including related excess income tax benefits	1,535,414	14	4,441	—	—	7	4,462
Stock compensation expense		—	860	—	—	—	860

Balance, January 3, 2010	52,318,726	$523	$109,818	$(11,688)	$1,095	$—	$99,748

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Fiscal Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
Operating Activities:
Net income	$58,053	$3,019	$5,089
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,870	12,067	14,112
Deferred income taxes	(24,763)	—	—
Non-cash restructuring charges	—	14	12
Stock compensation expense	860	1,305	1,543
Non-cash warrant issuances	—	215	—
Loss (gain) on sale of property and equipment	38	193	(18)
Amortized gain on sale leaseback	(94)	(118)	(175)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,811)	2,921	3,389
Other current assets	(2,782)	2,955	990
Accounts payable	1,129	(646)	(603)
Accrued payroll and related items	3,237	2,773	1,351
Income taxes payable	112	33	(17,580)
Accrued liabilities	(1,310)	2,471	(4,464)
Other assets and liabilities	(602)	(167)	1,234

Net cash provided by operating activities	31,937	27,035	4,880

Investing Activities:
Purchase of property and equipment, net	(10,899)	(5,810)	(12,827)
Net proceeds from sale of property and equipment	1	57	191

Net cash used in investing activities	(10,898)	(5,753)	(12,636)

Financing Activities:
Borrowings under revolving credit facility	326,021	324,936	249,644
Payments under revolving credit facility	(332,121)	(331,143)	(251,115)
Borrowings on long-term debt	—	—	10,000
Payments on long-term debt	—	(14,000)	(1,000)
Payment of capital lease obligations	(139)	—	—
Payment of financing costs	(29)	(996)	(830)
Stock option transactions including related excess income tax benefits	4,462	403	733
Purchase of treasury stock	(6)	(49)	—

Net cash (used in) provided by financing activities	(1,812)	(20,849)	7,432

Effect of exchange rates on cash	712	(1,241)	445
Net (decrease) increase in cash and cash equivalents	19,939	(808)	121

Cash and Cash Equivalents:
Beginning of year	618	1,426	1,305

End of year	$20,557	$618	$1,426

Supplemental Disclosures:
Cash payments for interest	$393	$2,396	$2,947
Cash payments for income taxes	227	—	12
Income tax refund received	3	—	6
Capital expenditures funded by landlord and others	295	1,413	182
Property and equipment purchases acquired under capital leases	1,203	—	—
See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data and as otherwise indicated)
1. Description of Business
APAC Customer Services, Inc. (Company) is a leading provider of customer care services and solutions to market leaders in the communications, healthcare, business services, media & publishing, travel & entertainment, and financial services industries. As of January 3, 2010, the Company operated 15 customer care centers: eight domestic, two domestic client-owned facilities, four international centers located in the Philippines and one international center located in the Dominican Republic. The domestic operations consist of approximately 6,200 workstations and the international operations consist of approximately 4,200 workstations. The Company consists of a single operating segment that offers customer care services and solutions to its clients.
2. Basis of Presentation and Principles of Consolidation
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All of the Company’s subsidiaries are wholly-owned and are included in the consolidated financial statements. The Company’s international customer care centers use their local currency, the Philippine peso and the Dominican peso, as their functional currency. Assets and liabilities of international customer care centers have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. All inter-company transactions and balances have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fiscal Year
The Company operates on a 52/53-week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks, except for fiscal year 2009 which ended on January 3, 2010. Fiscal year 2009 was 53 weeks.
3. Summary of Significant Accounting Policies and Estimates
Revenue recognition
The Company provides customer care services according to each client’s contract. Each contract is evaluated to determine the appropriate treatment for revenue recognition. The Company recognizes revenues only when there is evidence of an arrangement, services have been provided, the price is fixed and determinable, and collection is considered probable. Client contracts generally require that the Company bill for its services based on time spent by customer service representatives or on a per call or per transaction basis.
Delivery of services to the Company’s clients generally entails an initial implementation effort during which costs are incurred in connection with information and telephony systems implementation, establishment of operating processes and hiring and training of employees. Certain of the Company’s client contracts provide for payment of fees in connection with some of these activities. The initial implementation effort is not considered a separate element, but rather, these implementation activities, together with the ongoing service delivery, constitute a single unit of accounting for which revenue is recognized using a proportional performance method such as recognizing revenue based on transactional services delivered or on a straight-line basis, as appropriate. Revenue recognized is limited to the amount which the Company is contractually entitled to collect from its clients.
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
Cost of services
The Company generally recognizes costs associated with its customer care services as they are incurred in accordance with guidance on the recognition and measurement in financial statements of business enterprise. Cost of services include direct labor, telephone and other facility expenses directly related to providing customer care services to our clients.
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
Accounting for derivatives
The Company uses forward contracts to mitigate foreign currency risk and had used an interest rate swap to mitigate interest rate risk. The Company’s derivatives are designated as cash flow hedges to the extent that the instruments qualify for accounting as a hedging instrument; therefore, the effective portion of gains and losses that result from changes in fair value of the derivative instruments are recorded in accumulated other comprehensive income until the hedged transaction affects income, at which time gains and/or losses are realized. The Company expects these amounts to be reclassified into earnings over the next twelve months. If the instrument does not qualify for accounting as a hedge, the change in the value of the instrument during the reporting period is recorded immediately to earnings. The Company assesses hedge effectiveness each reporting period. See Note 18 for more information.
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
Accounting for employee benefits and obligations
The Company records a liability for group health and workers’ compensation claims based on an estimate of claims incurred, but not reported, as well as known claims at the end of the reporting period. The estimate for workers’ compensation claims is derived from an analysis performed by an actuary hired by the Company who has expertise in this area. The reserve is based upon outstanding claims from the prior years. The estimate for group health claims is also derived from an analysis prepared by an actuary hired by the Company who has expertise in this area. The estimate for group health claims is a factor of the number of participants in the medical plan at an estimated average claim per participant. The estimated claim per participant is determined with reference to the Company’s average medical costs incurred per participant over the prior two years and other relevant factors.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The liability recorded for these accounts, which are included in accrued payroll and related items and accrued liabilities, at January 3, 2010 and December 28, 2008, were:

	2009	2008
Group Health Insurance	$1,170	$2,253

Workers’ Compensation	$929	$1,536
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
In applying the criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements, the Company is required to evaluate a tax position using a two-step process. First, the Company evaluates the position for recognition. The Company recognizes the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. Next, the Company measures the amount of benefit that should be recognized for those tax positions that meet the more-likely-than-not test.
Cash equivalents
Cash equivalents consist of highly liquid, short-term investments readily convertible to cash.
Accounting for long-lived assets
The Company’s long-lived assets consist primarily of property and equipment, including capital leases and intangible assets. In addition to the original cost of these assets, the recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. Any decision by the Company to reduce capacity by closing customer care centers or to abandon assets may result in a write-off of the net book value of the affected assets. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge would be determined based upon the amount by which the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to, the estimated fair market value of the assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in the Company’s operations and estimated salvage values.
Property and Equipment
Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for buildings, the life of the lease for leasehold improvements, 3 to 7 years for telecommunications equipment, and 3 to 7 years for workstations and office equipment. The Company also capitalizes certain costs associated with the leasing of various computer equipment, which is included in property and equipment. As of January 3, 2010, the gross carrying value of capital leases was $1.2 million. Amortization of capital leases is provided on a straight line basis over the term of each lease, which is generally three years. The Company had $1.1 million of unamortized capital lease costs as of January 3, 2010. See Note 9 for information regarding long-term lease obligations and future minimum capital lease payments.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Excluding capitalized software, the total depreciation expense for property and equipment, including amortization of capital leases for fiscal years 2009, 2008 and 2007 was $8.0 million, $8.3 million and $9.5 million, respectively. Interest cost capitalized as a component of building and leasehold improvements was less than $0.1 million for the fiscal year ended January 3, 2010 and approximately $0.1 million for the fiscal year ended December 30, 2007. No interest was capitalized for the fiscal year ended December 28, 2008.

	January 3,	December 28,
	2010	2008
Building and leasehold improvements	$22,677	$18,927
Telecommunications equipment	39,691	35,793
Workstations and office equipment	12,435	10,301
Capitalized software	18,972	17,907
Construction in progress	2,151	1,776
Accumulated depreciation and amortization	(70,273)	(62,040)

Property and equipment, net	$25,653	$22,664

For the fiscal year ended December 28, 2008, property and equipment and its related accumulated depreciation have been adjusted to reflect the physical inventory write-off of $22.0 million of assets with no remaining book value as of that time. The net property and equipment did not change as a result of this adjustment. Net property and equipment located at the Company’s international customer care centers totaled $10.5 million and $10.3 million as of January 3, 2010 and December 28, 2008, respectively.
Capitalized Software
The Company capitalizes certain costs related to the purchase and installation of computer software and for internally developed software for internal use. Amortization is provided on a straight-line basis over estimated useful lives of up to 5 years. The Company had $1.7 million of unamortized capitalized software costs as of January 3, 2010 and December 28, 2008. Amortization expense for capitalized software costs was $1.5 million in fiscal years 2009 and 2008, and $2.3 million in fiscal year 2007.
Goodwill
Under the provisions of FASB ASC 250, goodwill is not amortized, but instead the Company is required and it is its policy to test all existing goodwill for impairment at least annually and more frequently if circumstances require. The Company tested the goodwill for impairment in the third quarter of 2009 and 2008, resulting in no further impairment being recorded. As of January 3, 2010, the Company had $13.3 million of goodwill.
Intangible Asset
Identifiable intangible assets of the Company include acquired customer relationships with a gross carrying value of $28.5 million and accumulated amortization of $27.6 million and $25.2 million as of fiscal year end 2009 and 2008, respectively. The Company amortizes intangible assets with definite lives, such as customer relationship intangible assets, over their estimated useful lives. The Company evaluates the remaining useful life of its customer relationships balance at least annually to determine whether events or circumstances warrant a revision to the remaining amortization period. Customer relationship intangible assets are being amortized on a straight-line basis over the expected period of benefit of 12 years. Total amortization of intangible assets was $2.4 million for fiscal year 2009 and $2.3 million for fiscal years 2008 and 2007. Annual amortization expense is expected to be $0.9 million in fiscal year 2010.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The Company’s policy is to test all non-goodwill intangible assets for impairment at least annually. If impairment indicators are present, the Company will perform an evaluation for impairment at that time. The evaluation of impairment of intangibles with definite lives is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. Based on the Company’s evaluation, no impairment charges have been recognized for fiscal years 2007 through 2009.
Financial Information about Industry Segments
The Company has one reportable segment and therefore, in accordance with FASB ASC 280 “Segment Reporting”, all segment-related financial information is included in the consolidated financial statements. The reportable segment reflects the Company’s operating and reporting structure.
Accounting for Stock-Based Compensation
At January 3, 2010, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan was 11.8 million at January 3, 2010, of which 1.7 million shares are available for future grants.
The Company accounts for stock-based compensation using the modified prospective transition method to apply fair value estimates. Under the modified prospective transition method, compensation expense is recognized for all share-based payment awards granted prior to, but not yet vested as of January 2, 2006 based on the grant-date estimated fair value. In addition, stock-based compensation expense for all share-based payment awards newly awarded after January 2, 2006 is based on the grant-date estimated fair value. Compensation expense related to share-based awards, net of a forfeiture rate, is amortized on a straight-line basis over the requisite employees’ service periods in selling, general and administrative expenses in the Consolidated Statements of Operations in accordance with the classification of the related employees’ compensation and benefits. The Company estimated the forfeiture rate, volatility and expected life for all awards based on its experience during the preceding fiscal years. The interest rate is based on the three year treasury bond.
Total stock-based compensation expense was $0.9 million, $1.3 million and $1.5 million for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. As of January 3, 2010, there was $2.8 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately three years.
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
During the fiscal year ended January 3, 2010, the Company did not award non-vested common shares. During the fiscal year ended December 28, 2008, the Company awarded 50,000 non-vested common shares to employees at a weighted average value per share of $1.10. The non-vested common shares vest ratably two years from the grant date.
Concentrations of Credit and Other Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables and foreign currency forward contracts. The Company places its cash and cash equivalents with major financial institutions and limits the amount of financial exposure to any one institution.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The Company’s accounts receivable arise from sales to clients in a variety of industries. The Company performs continuing credit evaluations of its clients, maintains allowances for potential credit losses and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition, past collection history and overall aging of the receivables. The top five clients accounted for approximately, 76%, 78% and 76% of total revenue in fiscal years 2009, 2008 and 2007, respectively. Three of our clients were each responsible for 10% or more of our revenues in fiscal year 2009. See Note 5 for more information about significant client concentration.
The counterparties to the Company’s foreign currency contracts are two major financial institutions. The Company has not experienced non-performance by any of its counterparties nor does the Company expect there to be significant non-performance risks associated with its counterparties for derivative contracts outstanding as of January 3, 2010.
New Accounting Pronouncements
Accounting Standards Codification
In June 2009, the FASB established the Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC is meant to simplify user access to all authoritative GAAP by reorganizing GAAP pronouncements into roughly 90 accounting topics within a consistent structure; it is not intended to change GAAP or any requirements of the SEC. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. References to specific accounting guidance in financial statements issued after this date must reference the ASC as it is now the source of authoritative accounting principles recognized by the FASB. The adoption of this standard for the fiscal quarter ended September 27, 2009 did not have a material impact on our consolidated financial statements.
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued guidance that amends and expands the disclosures about derivatives and hedging activities. The guidance requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, and tabular quantitative disclosures about the fair value of derivative instruments and gains and losses on derivatives during the reporting period. This guidance is effective for both fiscal years and interim periods that begin after November 15, 2008. The adoption of this standard on December 29, 2008, the beginning of our fiscal year, did not have a material impact on our consolidated financial statements.
Fair Value
In April 2009, the FASB issued guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements. This guidance provides guidelines for making fair value measurements more consistent and enhance financial reporting by increasing the frequency of fair value disclosures. This guidance is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance in the fiscal quarter ended June 28, 2009 did not have a material impact on our consolidated financial statements.
In August 2009, the FASB issued an update that provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets; 2) another valuation technique that is consistent with the principles of Topic 820. The guidance provided in this update is effective for the first reporting period (including interim periods) beginning after issuance of the update. The adoption of this update for the fiscal quarter ended September 27, 2009 did not have a material impact on our consolidated financial statements.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
In September 2009, the FASB issued an update that provides additional guidance related to measuring the fair value of certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. If certain conditions are met, the update allows reporting entities to use net asset value per share to estimate the fair value of these investments as a practical expedient. It also requires disclosures by major category of investment about the attributes of the investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. This update is effective for interim and annual financial periods ending after December 15, 2009, with early application permitted. The adoption of this update did not have a material impact on our consolidated financial statements.
4. Comprehensive Income
Comprehensive income for fiscal years 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Net income	$58,053	$3,019	$5,089
Foreign currency translation adjustment(1)	25	(1,315)	1,917
Unrealized gain (loss) on derivative contracts	934	(1,539)	793

Total comprehensive income	$59,012	$165	$7,799

(1)	The foreign currency translation adjustments in fiscal year 2009, 2008 and 2007 relate to the impact of the change in exchange rates on net assets located outside of the United States.
The following is a summary of the Company’s accumulated other comprehensive income (loss) activity for the years ended January 3, 2010, December 28, 2008 and December 30, 2007.

		Cash Flow	Accumulated
		Hedges -	Other
	Currency	Derivative	Comprehensive
	Translations	Contracts	Income (Loss)
Balance, December 31, 2006	$280	$—	$280
Pretax activity	1,917	793	2,710
Tax effect	—	—	—

Balance, December 30, 2007	$2,197	$793	$2,990

Pretax activity	(1,315)	(1,539)	(2,854)
Tax effect	—	—	—

Balance, December 28, 2008	$882	$(746)	$136

Pretax activity	176	1,173	1,349
Tax effect	(151)	(239)	(390)

Balance, January 3, 2010	$907	$188	$1,095

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
5. Significant Clients
The Company’s ten largest clients collectively accounted for approximately 90% of the Company’s revenue in fiscal years 2009, 2008 and 2007. Clients that were individually responsible for 10% or more of the Company’s revenues for fiscal years 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Verizon Wireless	27.7%	21.0%	19.6%
United Parcel Services, Inc.	20.6	25.1	23.6
Medco Health Solutions, Inc.	13.5	11.5	9.7
WellPoint, Inc.	6.9	12.5	16.1

Total	68.7%	70.1%	69.0%

Accounts receivable related to these significant clients as a percentage of net accounts receivable at the end of fiscal year 2009 and 2008, respectively, were:

	Percent of Net
	Accounts Receivable
	2009	2008
Verizon Wireless	34.7%	29.8%
Medco Health Solutions, Inc.	12.4	16.4
United Parcel Services, Inc.	9.9	15.5
WellPoint, Inc.	8.8	6.5

Total	65.7%	68.2%

6. Supplemental Balance Sheet Data

	January 3,	December 28,
Consolidated Balance Sheet	2010	2008

Prepaid expenses and other assets	$5,519	$2,929
Non-trade receivables	804	586

Other current assets	$6,323	$3,515

Deferred rent	$1,134	$1,071
Accrued telecom	961	163
Accrued workers’ compensation	929	1,536
Accrued capital expenditures	890	91
Accrued professional fees	719	767
Accrued severance	261	1,372
Other accrued liabilities	4,296	5,508

Accrued liabilities	$9,190	$10,508

7. Restructuring and Other Charges
Severance Charges
The Company recorded a reversal of severance charges of less than $0.1 million for fiscal 2009, primarily related to adjustments in severance charges and retirement obligations recorded in fiscal year 2008.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The Company recorded $3.5 million of severance charges in fiscal 2008 related to changes in the Company’s executive team and operational and administrative positions. During fiscal year 2008, several changes in the executive team occurred and the Company also eliminated approximately 130 operational and administrative positions throughout the company. Payments totaling $3.2 million related to severance charges have been made through January 3, 2010 and remaining cash payments of $0.3 million are payable through 2010. Severance charges and related payments for fiscal 2008 and 2009 are not part of a restructuring plan and therefore, they are not included in the restructuring table presented below.
Restructuring Charges
The Company recorded a reversal of restructuring charges of less than $0.1 million in fiscal in fiscal 2009, primarily related to adjustments to severance charges resulting from the 2007 restructuring initiative and the reversal of the remaining reserve for property taxes associated with the 2006 restructuring initiative.
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
Cash payments totaling $1.4 million related to 2007 restructuring initiatives have been made through January 3, 2010 and no remaining cash payments are outstanding.
Following is a summary of the fiscal year 2009 activity in the current and long-term reserves established in connection with the Company’s restructuring initiatives:

			Lease Obligations
	Severance Costs	Asset Write-off	and Other	Total
Restructuring Reserve, December 31, 2006	$7	$20	$3,150	$3,177
Total expense	779	13	840	1,632
Total adjustments	—	(33)	2	(31)
Total payments	(453)	—	(2,554)	(3,007)

Restructuring Reserve, December 30, 2007	333	—	1,438	1,771

Total expense	—	—	65	65
Total adjustments	—	—	14	14
Total payments	(308)	—	(1,488)	(1,796)

Restructuring Reserve, December 28, 2008	25	—	29	54

Total expense	(22)	—	(29)	(51)
Total payments	(3)	—	—	(3)

Restructuring Reserve, January 3, 2010	$—	$—	$—	$—

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
8. Income Taxes
The income tax expense (benefit) for fiscal years 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007
Current foreign provision	$275	$—	$—
Current state provision	236	33	0

Total current provision	511	33	—
Deferred federal provision (benefit)	(23,108)	—	(17,580)
Deferred state provision (benefit)	(730)	—	12

Total deferred provision (benefit)	(23,838)	—	(17,568)

Total income tax expense (benefit)	$(23,327)	$33	$(17,568)

A reconciliation of the statutory federal income tax expense (benefit) to the actual effective income tax expense (benefit) for fiscal years 2009, 2008 and 2007 is as follows:

	2009	2008	2007
U.S. Statutory tax expense (benefit) — rate (35%)	$12,154	$1,068	$(4,368)
U.S. State taxes (benefit), net of U.S. Federal benefit and state credits	790	63	(450)
Work opportunity tax credits	(558)	(246)	(5,103)
Reversal of reserve	—	—	(17,580)
AMT credit	—	—	(1,024)
State tax rate adjustment	—	—	354
Other, including permanent items	411	30	51
Decrease in state NOL	993	—	—
Deferred tax asset adjustment	783	(2,418)	—
Valuation allowance (reversal)	(37,900)	1,536	10,552

Actual tax expense (benefit)	$(23,327)	$33	$(17,568)

The valuation allowance decreased by $37.9 million during fiscal year 2009, due primarily to 2009 earnings and by a $23.8 million reversal due to the Company’s improved financial performance and the expectation that generating future profits will enable it to fully utilize these deferred tax assets.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The significant components of deferred income tax assets and liabilities are as follows:

	January 3,	December 28,
	2010	2008
Deferred tax assets:
Net operating loss and credit carryforwards	$20,270	$29,421
Deferred rent	1,498	1,605
Payroll related items	1,480	1,354
Stock compensation expense	925	559
Self-insurance related costs	781	1,202
Depreciation	550	3,098
Other	900	1,808

Total deferred tax assets	26,404	39,047
Deferred tax liabilities :
Foreign exchange adjustment on fixed assets	(151)	—
Derivative contracts	(239)	—
Intangible assets	(271)	—

Total deferred tax liabilities	(661)	—

Net deferred tax assets before valuation allowance	25,743	39,047

Valuation allowance	(980)	(39,047)

Net deferred tax assets	$24,763	$—

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In accordance with FASB ASC740 “Income Taxes”, the Company assesses the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings and cash flows, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. After considering both the positive and negative evidence, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its deferred tax assets. As a result, cumulatively through December 28, 2008, the Company had recorded a valuation allowance of $39.0 million. Due to the significantly improved financial performance in fiscal year 2009, including cumulative income before income taxes for the prior twelve quarters, and the expectation of generating future profits, the Company reversed substantially all of the valuation allowance in fiscal year 2009. A valuation allowance of $1.0 million is established as of January 3, 2010 as the Company believes it is more-likely-than-not that the deferred tax assets related to certain state net operating loss carryforwards will not be fully utilized before their expiration.
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

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The Company’s net deferred tax assets are $24.8 million as of January 3, 2010, of which $19.3 million relates to net operating losses and tax credits incurred predominately over the previous four years.
The federal net operating loss carryforwards expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2025	$2,812
2026	9,227
2027	12,752
2028	209

$25,000

State tax net operating loss carryforwards of $31.4 million expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2010	$1,419
2011	1,101
2012	1,330
2013	4
2014	406
Thereafter	27,135

$31,395

In addition, the Company has Work Opportunity Tax Credits and Alternative Minimum Tax Credits of $8.6 million and $1.3 million, respectively, as of January 3, 2010. The Work Opportunity Tax Credits expire at various periods between 2012 and 2028. The Alternative Minimum Tax Credit is available indefinitely. The Company also has a foreign tax credit of $0.3 million as of January 3, 2010 which will expire in 2019.
In applying the FASB criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements, an entity is required to evaluate a tax position using a two-step process. First, the entity should evaluate the position for recognition. An entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. Next, the entity should measure the amount of benefit that should be recognized for those tax positions that meet the more-likely-than-not test.
The Company benefits from an income tax holiday as a Philippine Economic Zone Authority (PEZA) registrant. The Company is required to comply with certain financial metrics to qualify for the income tax holiday. The tax holiday for the Alabang facilities expired in April 2009. The tax holiday for the Cubao facility expires in 2012. The tax holiday for the Leyte facility expires in 2013. The Company is authorized to operate as a Free Zone Enterprise in the Dominican Republic. A free zone license was issued for 15 years. As a result of its free zone status, the Company is exonerated from income tax and certain other taxes.
The U.S. federal statute of limitations remains open for the years of 2006 and forward. Foreign and U.S. state jurisdictions have statutes ranging from three to four years.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
9. Long-term Obligations
Long-term obligations as of January 3, 2010 consisted of capital leases and are included as a component of other liabilities. The Company did not have any long-term obligations as of December 28, 2008.

January 3, 2010
Obligations under capital leases	$1,064
Less: current portion of capital leases	397

Long-term obligations of capital leases	$667

Debt
The Company did not have any long-term debt outstanding as of January 3, 2010 and December 28, 2008. As of January 3, 2010, there were no outstanding borrowings under the Revolving Loan Agreement and the Company had cash and cash equivalents of $20.6 million.
As of December 30, 2007, the Company was party to two separate loan agreements: (i) a Second Restated Credit Agreement with LaSalle Bank National Association (LaSalle), as agent, as amended; and (ii) a Second Lien Loan Agreement (the Amendment.) with Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (Atalaya), as amended. As partial consideration for the Amendments by Atalaya, the Company issued a warrant to purchase 512,245 common shares of the Company at an exercise price of $.90 per share to an affiliate of Atalaya. Atalaya exercised all of their warrants on a cashless basis in the first fiscal quarter of 2009. The loan agreements provided the Company with a $27.5 million revolving loan facility which would have expired in October 2010 (Revolving Loan Facility) and a $15.0 million term loan which would have matured in January 2011 (Term Loan).
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
Borrowings under the Revolving Loan Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate which approximates the prime rate defined in the Revolving Loan Agreement, subjecting the Company to interest rate risk, and may require up to a $5.0 million interest rate hedge. In August 2008, the Company entered into a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The objective of the swap was to mitigate the variability in cash flows resulting from changes in the LIBOR rate. In June 2009, the swap was terminated due to the elimination of all outstanding borrowings.
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
In connection with the issuance of the Credit Enhancement Letter of Credit, the Company and TCS entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement). Under the terms of the Reimbursement Agreement, the Company paid $0.2 million in fees to TCS which were being amortized over the term of the Credit Enhancement Letter of Credit. Additionally, the Company paid TCS for providing the Credit Enhancement Letter of Credit an amount which varied depending on the amount of borrowings under the Revolving Loan Agreement. PNC was entitled to draw on the Credit Enhancement Letter of Credit under certain circumstances. In such event, the Company was obligated to reimburse TCS for the total amount so drawn. Any unpaid reimbursement amounts due under the Reimbursement Agreement incurred interest at a floating interest rate based on the LIBOR index rate. The Company’s obligations under the Reimbursement Agreement were secured principally by a grant of a second priority security interest in all of its personal property, including accounts receivable. The Reimbursement Agreement also contained covenants substantially identical to the covenants contained in the Revolving Loan Agreement.
The Company’s financial results for the fiscal year ended December 28, 2008 met each of the necessary requirements under the Credit Enhancement Letter of Credit. The Company did not borrow against the Credit Enhancement Letter of Credit with TCS during the period from December 29, 2008 through March 20, 2009, at which time PNC released the Credit Enhancement Letter of Credit.
As of January 3, 2010, there were no outstanding borrowings under the Revolving Loan Agreement. The weighted average interest rate on the Company’s borrowings with PNC for fiscal year 2009 was 4.07%. The Company was in compliance with its financial covenants as of January 3, 2010. At the end of fiscal 2009, the Company had approximately $29.1 million in undrawn borrowing capacity under its Revolving Loan Agreement, based upon borrowing base calculations.
Capital Leases
The Company entered into capital leases for the acquisition of computer hardware which are included in property and equipment. Amortization of capital lease assets is provided on a straight line basis over the term of each lease, which is generally three years, and is recorded as a component of depreciation and amortization expense. The Company had no capital leases as of December 28, 2008. The details of the capital leases as of January 3, 2010, are as follows:

January 3, 2010
Capital leases	$1,203
Less: accumulated amortization	150

Net capital leases	$1,053

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The present value of future net minimum lease payments (included in long term obligations and current portion shown above) as of January 3, 2010, are as follows:

Capital Leases
2010	$436
2011	436
2012	282

Total minimum lease payments	1,154
Less: amount representing estimated executory costs	66

Net minimum lease payments	1,088
Less: amount representing interest	24

Present value of net minimum lease payments	$1,064

10. Commitments and Contingencies
Lease Commitments
The Company leases its customer care centers, administrative offices and certain equipment under operating leases. Rent expense for fiscal years 2009, 2008 and 2007 was $7,636, $7,906 and $7,258, respectively.
On October 10, 2006, the Company sold its Cedar Rapids, Iowa facility in a sale-leaseback transaction that resulted in a net gain of $0.8 million. The gain has been deferred and is being amortized over terms based on the individual lease-back agreements.
Future minimum rental payments for real estate and equipment, including common area maintenance commitments, at January 3, 2010, are as follows:

Operating
Leases
2010	$9,136
2011	6,962
2012	5,392
2013	4,043
2014	3,349
Years thereafter	8,483

Total payments	$37,365

Telecommunications Commitments
The Company has contracts with its telecommunications providers that require certain minimum usage each year of the contract. At January 3, 2010, the commitments under these contracts are as follows:

Total
2010	$4,052
2011	3,797
2012	2,333

Total commitments	$10,182

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Legal Proceedings
The Company is subject to lawsuits, claims and governmental investigations arising out of the normal conduct of its business. Management does not believe that the outcome of any pending claims will have a material adverse effect on the Company’s business, results of operations, liquidity or financial condition. Although management does not believe that any such proceeding will result in a material adverse effect, no assurance to that effect can be given.
On May 27, 2009, a purported collective/class action complaint captioned Tiffany Sharpe, et al. v. APAC Customer Services, Inc. was filed in the United States District Court for the Western District of Wisconsin. On behalf of the named plaintiff, a non-exempt call center employee, and other similarly situated individuals, the complaint asserts violations under the Federal Fair Labor Standards Act related to overtime compensation and wage records. The complaint also asserts violations under Wisconsin Wage Payment and Overtime Compensation Laws based upon the same alleged facts. The complaint purports to allege claims as a nationwide collective action under federal law, as well as a class action under Wisconsin state law. The complaint seeks various forms of relief, including injunctive relief, unpaid overtime wages, liquidated damages, interest, and attorneys’ fees and costs. On January 8, 2010, the court entered an order which conditionally certified the case as a collective action under the Fair Labor Standards Act. The Company believes that the claims did not support conditional certification as a collective action and intends to vigorously defend this action. As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of this matter, nor can it estimate the amount of any losses that might result.
11. Shareholders’ Equity
The authorized capital stock of the Company consists of 200 million common shares, $.01 par value per share, of which 52,318,726 were issued as of January 3, 2010, and 50 million preferred shares, $.01 par value per share, of which no shares have been issued. In fiscal years 2009 and 2008 treasury shares of 959 and 46,234 were issued through the Company’s Incentive Stock Plan.
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

	2009	2008	2007

Net income	$58,053	$3,019	$5,089
Weighted average common shares outstanding	51,570	50,424	49,800
Income per share—basic	$1.13	$0.06	$0.10

Effects of dilutive securities	1,726	53	2,219
Weighted average common and common equivalent shares outstanding	53,296	50,477	52,019
Income per share—diluted	$1.09	$0.06	$0.10

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
13. Stock Awards
The Amended and Restated 2005 Incentive Stock Plan (Plan) adopted on April 4, 2007 replaced and superseded the 2005 Incentive Stock Plan. Under the Plan, directors, officers, key employees and non-employee consultants may be granted non-qualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, as determined by the Compensation Committee of the Board of Directors. Prior to April 4, 2007, options to purchase common shares were granted with an exercise price equal to the average of the high and low market price of the Company’s common shares on The NASDAQ Global Market on the date of the grant. Effective April 4, 2007, the Plan was amended to provide that the fair value for future option grants would be the closing price of the common shares on The NASDAQ Global Market on the date of the grant. A total of 11.8 million shares have been authorized for grant under the Plan. At January 3, 2010, 1.7 million shares were available for future grant under the Plan. The exercise price of stock options granted under the Plan may not be less than 100% of the fair market value of the common shares on the date of grant. Options under the Plan expire no later than 10 years after date of grant.
Each non-employee director receives four quarterly grants of an equal number of options. The number of options granted is determined once each year by dividing $90 by the average fair market value of the stock for the previous year. The exercise price is the fair market value of the underlying stock on the date of the grant. In fiscal years 2009, 2008 and 2007, non-employee directors received an aggregate of 299,614 and 256,852 and 267,192 options, respectively.
The Company estimated the fair value of its new option grants during fiscal 2009 using the Black-Scholes option-pricing model with the following assumptions:

For the Fiscal
Year Ended
January 3, 2010
Expected volatility	87 - 91%
Risk-free interest rate	1.27-1.70%
Expected life in years	2.96-3.29
Annualized forfeiture rate	13.3%
Weighted average grant date fair value	$2.60

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Stock Option Activity
Stock option activity under the Plan for fiscal years 2009, 2008 and 2007 was as follows:

			Weighted
		Grant Price	Average Exercise	Aggregate
		Range	Price	Intrinsic
Description	Shares	Per Share	Per Share	Value
Outstanding as of December 31, 2006	7,461,965	$0.85 - 16.75	$2.19
Granted	532,192	2.43 - 4.73	3.47
Exercised	(501,324)	0.86 - 3.57	1.46
Cancelled	(548,814)	0.86 - 16.75	2.91

Outstanding as of December 30, 2007	6,944,019	$0.85 - 11.63	$2.22
Granted	2,859,352	0.79 - 2.15	1.19
Exercised	(450,250)	0.85 - 1.35	0.90
Cancelled	(2,838,482)	0.79 - 11.56	2.10

Outstanding as of December 28, 2008	6,514,639	$0.79 - 11.63	$1.98
Granted	1,216,114	1.38 - 6.05	4.42
Exercised	(1,268,502)	0.86 - 5.64	2.47
Cancelled	(325,574)	1.35 - 10.97	4.31

Outstanding as of January 3, 2010	6,136,677	$0.79 - 11.63	$2.24	$22,947

Stock options exercisable at January 3, 2010	2,580,483		$2.16	$9,896
The weighted average grant date fair value of options granted in fiscal years 2009, 2008 and 2007 was $2.60, $0.56 and $1.27 per share, respectively.
The following table summarizes information concerning stock options outstanding as of January 3, 2010:

	Per Share Exercise Price Ranges			Total
	$0.79-$1.21	$1.25-$2.15	$2.43-$11.63	$0.79-$11.63
Outstanding as of January 3, 2010	2,178,557	2,106,316	1,851,804	6,136,677
Weighted average remaining term	7.94	6.86	6.81	7.23
Weighted average exercise price	$1.08	$1.66	$4.25	$2.24

Exercisable as of January 3, 2010	552,949	1,169,132	858,402	2,580,483
Weighted average remaining term				5.56
Weighted average exercise price	$1.05	$1.67	$3.55	$2.16
Non-vested Common Share Activity
Non-vested common share grant activity for fiscal year 2009 was as follows:

Description	Shares
Outstanding as of December 28, 2008	53,000
Granted	—
Issued	(28,000)
Cancelled	—

Outstanding as of January 3, 2010	25,000

There were no non-vested common shares granted in fiscal year 2009.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
14. Benefit Plans
Employees meeting certain eligibility requirements may contribute up to 25% of pretax gross wages, subject to certain restrictions, to the 401(k) savings plan. The Company also sponsors a non-qualified retirement plan (Select Plan) for senior employees. Those employees meeting the eligibility requirements as defined therein may contribute up to 25% of their base wages across the 401(k) plan and the Select Plan, subject to certain restrictions. The Company makes matching contributions of 50% of the first 6% of an employee’s wages contributed to these plans. Company matching contributions vest 20% per year over a five-year period. For fiscal years 2009, 2008 and 2007 the Company made matching contributions to the plans of $499, $553 and $537, respectively. As of January 3, 2010, the fair value of investments in the Select Plan totaled $1.9 million and are reflected on the Company’s balance sheet in other current assets. The offsetting obligation to employees participating in the Select Plan, which will always equal the fair value of the investments, are recorded on the Company’s balance sheet in other current liabilities.
15. Related Party Transactions
In addition to borrowing under the Revolving Loan Agreement with PNC, the Company previously could have borrowed an additional $9.0 million which was supported by a letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, the Company’s Chairman and principal shareholder. The face amount of the Credit Enhancement Letter of Credit could be reduced or entirely released by PNC under certain circumstances after PNC received the Company’s audited financial statements for the fiscal year ended December 28, 2008, and if the Company achieved certain financial ratios and EBITDA and met certain minimum availability thresholds under the Revolving Loan Agreement. The Company’s financial results for the fiscal year ended December 28, 2008 met each of the necessary requirements under the Credit Enhancement Letter of Credit. The Company did not borrow against the Credit Enhancement Letter of Credit with TCS during the period from December 29, 2008 through March 20, 2009, at which time PNC released the Credit Enhancement Letter of Credit.
In connection with the issuance of the Credit Enhancement Letter of Credit, the Company and TCS entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement). Under the terms of the Reimbursement Agreement, the Company paid $0.2 million in fees to TCS were being amortized over the term of the Credit Enhancement Letter of Credit. Additionally, the Company paid TCS for providing the Credit Enhancement Letter of Credit an amount which varied depending on the amount of borrowings under the Revolving Loan Agreement. The Company paid $0.1 million to TCS in fiscal year 2008 for fees related to the Credit Enhancement Letter of Credit. See Note 9 for more information.
16. Reclassification
For fiscal years 2008 and 2007, the Company adjusted the presentation of financing costs of $1.0 million and $0.8 million in the Consolidated Statements of Cash Flows which had been reclassified from operating activities to financing activities, respectively.
For fiscal year 2008, the Company adjusted property and equipment and its related accumulated depreciation in Note 3 to the Consolidated Financial Statements to reflect the physical inventory write-off of $22.0 million of assets with no remaining book value as of that time. The net property and equipment did not change as a result of this adjustment.
17. Fair Value Measurements
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

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 3, 2010:

	Fair Value Measurements as of January 3, 2010
	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$20,557	$—	$—
Non-qualified retirement plan(2)	1,931	—	—
Foreign currency contracts(3)	—	657	—
Non-current investments(4)	126	—	—

Liabilities:
Foreign currency contracts(3)	$—	$15	$—
Non-qualified retirement plan obligation(2)	1,931	—	—

(1)	Cash equivalents: The carrying amount of these items approximates fair value at period end.

(2)
Non-qualified retirement plan: The Company maintains a non-qualified retirement plan (Select Plan) for highly compensated employees who are limited in the amount of contributions that they can make in the Company’s 401K plan. As of January 3, 2010, the fair value of investments in the Select Plan totaled $1.9 million and is reflected on the Company’s balance sheet in other current assets. The offsetting obligation to employees participating in the Select Plan, which will always equal the fair value of the investments, are recorded on the Company’s balance sheet in other current liabilities.

(3)
Foreign currency contracts: The carrying amount of these items is based on valuations provided by the counter-party institution, but there are no guaranteed selling prices for these forward currency contracts.

(4)
Non-current investments: The carrying amount of these items, which represent Philippine treasury bills, approximates fair value at fiscal year-end and is recorded as a component of other assets on the Company’s balance sheet.

The carrying amounts of accounts receivable, accounts payable and short-term debt approximate fair value.
18. Derivative Instruments
The Company uses forward contracts to mitigate foreign currency risk and had used an interest rate swap to mitigate interest rate risk. The Company’s derivatives are designated as cash flow hedges to the extent that the instruments qualify for accounting as a hedging instrument; therefore, the effective portion of gains and losses that result from changes in fair value of the derivative instruments are recorded in accumulated other comprehensive income until the hedged transaction affects income, at which time gains and/or losses are realized. The Company expects these amounts to be reclassified into earnings over the next twelve months. If the instrument does not qualify for accounting as a hedge, the change in the value of the instrument during the reporting period is recorded immediately to earnings. The Company assesses hedge effectiveness each reporting period.
The objective of the foreign currency hedge contract is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines share of revenue. The Company currently engages in forward contracts with two major financial credit institutions. As of January 3, 2010, forward contracts to purchase 820 million Philippine pesos at a U.S. dollar notional of $16.9 million were outstanding. Each contract is designated to a hedged item which is settled periodically. The hedged item represents the change in the U.S. dollar cash flow necessary to settle the accounts payable balance at periodic intervals over the next 18 months. The settlement timing corresponds with the payroll and rent cycles in the Philippines. No ineffectiveness is anticipated because the notional amount of the contracts is no more than 95% of the anticipated payable balance and declines steadily over the course of the next eighteen months. Also, the maturity date of the forward contract coincides with the timing of the effective repayment of the intercompany payable.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The objective of the interest rate swap contract was to mitigate the variability in cash flows resulting from changes in the underlying interest rate index or changes in the LIBOR rate. As of December 28, 2008, a pay fixed / receive floating interest rate swap for a $5.0 million notional amount was outstanding. The interest rate swap had a maturity date of May 2011. The interest rate swap did not meet the criteria to be accounted for as a hedge and therefore, the unrealized loss of less than $0.1 million and $0.3 million for the fiscal years ended January 3, 2010 and December 28, 2008, respectively, was recognized as a component of interest expense in the Company’s Statement of Operations. The contract was terminated in June 2009 due to the elimination of outstanding borrowings.
At January 3, 2010 and December 28, 2008, the fair value carrying amount of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value		Balance Sheet	Fair Value
	Location	2009	2008	Location	2009	2008
Derivatives designated as hedging instruments:
Foreign currency contracts	Other Current Assets	$657	$261	Accrued Liabilities	$15	$695

Derivatives not designated as hedging instruments:
Interest rate swap	Other Current Assets	—	—	Accrued Liabilities	—	259

Total derivatives		$657	$261		$15	$954

The effect of derivative instruments on the Consolidated Statement of Operations for fiscal years 2009 and 2008 was as follows:

	Amount of Gain (Loss)					Gain (Loss) Recognized in Income
	Recognized in OCI on		Gain (Loss) Reclassified from			on Derivatives (Ineffective Portion
	Derivatives (Effective		Accumulated OCI into Income			and Amount Excluded from
Derivatives Designated as	Portion)		(Effective Portion)			Effectiveness Testing)
Cash Flow Hedging Instruments	2009	2008	Location	2009	2008	Location	2009	2008
Foreign currency contracts	$ 934	$(1,539)	Cost of Services	$ (923)	$(1,075)	na	$—	$—

	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income on	Recognized in Income on
Derivatives not Designated as Hedging Instruments	Derivative	Derivative
		2009	2008
Interest rate swap	Interest income (expense)	$(18)	$(278)
19. Subsequent Events
The Company evaluated all events or transactions that occurred after the balance sheet date as of January 3, 2010 through March 1, 2010, the date it issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
20. Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal years 2009 and 2008:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal year ended January 3, 2010:
Net revenue	$73,246	$66,042	$68,360	$85,529	$293,177
Gross profit	18,550	15,404	14,165	17,213	65,332
Operating income	10,852	7,801	6,656	9,347	34,656
Net income	10,619	7,736	6,588	33,110	58,053
Net income per share:
Basic	$0.21	$0.15	$0.13	$0.63	$1.13
Diluted	$0.20	$0.14	$0.12	$0.61	$1.09

Fiscal year ended December 28, 2008:
Net revenue	$63,517	$60,710	$59,243	$65,329	$248,799
Gross profit	7,771	10,732	10,071	12,272	40,846
Operating income (loss)	(3,138)	2,468	2,268	5,465	7,063
Net income (loss)	(4,028)	(63)	2,005	5,105	3,019
Net income (loss) per share:
Basic	$(0.08)	$0.00	$0.04	$0.10	$0.06
Diluted	$(0.08)	$0.00	$0.04	$0.10	$0.06

The Company operates on a 52/53-week fiscal year. All fiscal quarters presented were 13-weeks, except for the fourth quarter of fiscal year 2009 which ended on January 3, 2010. The fourth quarter of fiscal year 2009 was 14 weeks. The effect of the additional week in the fourth quarter of 2009 was to increase revenues and gross profit by $6.0 million and $0.9 million, respectively, and to increase operating income and net income by $0.4 million.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting is effective as of January 3, 2010. The effectiveness of our internal control over financial reporting as of January 3, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.
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
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of APAC Customer Services, Inc.
We have audited APAC Customer Services, Inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). APAC Customer Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion of the company’s internal control over financial reporting based on our audit.
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
In our opinion, APAC Customer Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of APAC Customer Services, Inc. as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 3, 2010 and our report dated March 1, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 1, 2010

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption “Executive Officers of Registrant”) will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2010 under the caption “Election of Directors,” which information is incorporated herein by reference.
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
Information concerning compliance with Section 16 of the Exchange Act will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2010 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated by reference.
Item 11. Executive Compensation.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2010 under the captions “Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a)
The information concerning the security ownership of certain beneficial owners required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2010 under the caption “Common Shares Beneficially Owned by Principal Shareholders and Management,” which information is hereby incorporated by reference.

(b)
The information concerning security ownership of management required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2010 under the caption “Common Shares Beneficially Owned by Principal Shareholders and Management,” which information is hereby incorporated by reference.

Equity Compensation Plan Information
The following table summarizes the status of common shares authorized for issuance under our Amended and Restated 2005 Incentive Stock Plan as of January 3, 2010.

	Number of Securities		Number of Securities
	to Be Issued	Weighted Average	Remaining Available for Future
	Upon Exercise of	Exercise Price of	Issuance Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants, and Rights	Warrants, and Rights	Reflected in the First Column)
Equity compensation plans approved by security holders	6,136,677	$2.24	1,675,931

Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2010 under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” which information is hereby incorporated by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2010 under the caption “Relationships with Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	(1) Financial Statements
The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
(i)	Report of Independent Registered Public Accounting Firm for the Fiscal Years Ended January 3, 2010, December 28, 2008, and December 30, 2007
(ii)	Consolidated Statements of Operations for the Fiscal Years Ended January 3, 2010, December 28, 2008, and December 30, 2007
(iii)	Consolidated Balance Sheets as of January 3, 2010 and December 28, 2008
(iv)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended January 3, 2010, December 28, 2008, and December 30, 2007
(v)	Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 2010, December 28, 2008, and December 30, 2007
(vi)	Notes to Consolidated Financial Statements
(vii)	Quarterly Results of Operations for the Fiscal Years Ended January 3, 2010 and December 28, 2008
(2)	Financial Statement Schedules
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
Dated: March 1, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Theodore G. Schwartz* Theodore G. Schwartz	Chairman of the Board of Directors	March 1, 2010

/s/ Michael P. Marrow Michael P. Marrow	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/s/ Andrew B. Szafran Andrew B. Szafran	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2010

/s/ Joseph R. Doolan Joseph R. Doolan	Vice President and Controller (Principal Accounting Officer)	March 1, 2010

/s/ Katherine Andreasen* Katherine Andreasen	Director	March 1, 2010

/s/ Cindy K. Andreotti* Cindy K. Andreotti	Director	March 1, 2010

/s/ Kevin T. Keleghan * Kevin Keleghan	Director	March 1, 2010

/s/ John C. Kraft * John C. Kraft	Director	March 1, 2010

/s/ John J. Park * John J. Park	Director	March 1, 2010

/s/ Samuel K. Skinner* Samuel K. Skinner	Director	March 1, 2010

/s/ John L. Workman * John L. Workman	Director	March 1, 2010

*	Andrew B. Szafran, as attorney in fact for each person indicated.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning of	Costs		End of
Description	Period	and Expenses	Deductions (a)	Period
Allowance for doubtful accounts:
Fiscal Year ended December 30, 2007	$1,473	$562	$938	$1,097
Fiscal Year ended December 28, 2008	1,097	2,203	1,865	1,435
Fiscal Year ended January 3, 2010	1,435	888	1,179	1,144

(a)	Represents charges for which the allowance account was created.

Exhibit Index

Exhibit
Number	Description

3.1	Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

3.2	Second Amended and Restated By-laws of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated August 22, 2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

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

10.23	Amendment No. 2 to Amended and Restated Credit Agreement, effective as of April 2, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated April 27, 2006.

Exhibit
Number	Description

10.24	Amendment No. 3 to Amended and Restated Credit Agreement, effective as of June 2, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated June 9, 2006.

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

10.30
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated January 24, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated January 29, 2008.

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

10.46
Agreement, dated August 10, 2004, with Unicare Life & Health Insurance Company, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007. [CONFIDENTIAL TREATMENT REQUESTED]

10.47
Amendment Number 1 and Assignment, dated July 1, 2005, with Unicare Life and Health Insurance Company and WellPoint, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

10.48
Vendor Agreement for Call Center Services, dated September 26, 2004 with Medco Health Solutions, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Exhibit
Number	Description

10.49
Revolving Loan and Security Agreement, dated May 5, 2008, among APAC Customer Services, Inc. and PNC Bank, National Association, as agent, and the financial institutions from time to time party thereto as lenders, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated May 6, 2008.

*10.51	Employment Agreement with Arthur DiBari, dated March 11, 2008, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008.

*10.52	Employment Agreement with Andrew B. Szafran, dated May 12, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated May 14, 2008.

*10.53	Employment Agreement with Robert B. Nachwalter, dated October 31, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated November 20, 2008.

10.54	Form of Indemnification Agreement dated April 28, 2009, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated April 28, 2009.

*10.55	Employment Agreement with Christopher H. Crowley, dated February 12, 2009, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated March 12, 2009.

10.56
Master Agreement for Call Center Services Between Verizon Corporate Services Group Inc. and APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated July 14, 2009.

21.1	Subsidiaries of APAC Customer Services, Inc.

23.2	Consent of Ernst & Young LLP.

24.1	Power of attorney executed by Katherine Andreasen, Cindy K. Andreotti, Kevin T. Keleghan, John C. Kraft, John J. Park, Theodore G. Schwartz, Samuel K. Skinner and John L. Workman.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory plans or arrangements.