Form 10-Q
period 2010-04-04
APAC CUSTOMER SERVICES, INC
filed 2010-05-12
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 4, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition Period From ____________ to ____________
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 52,322,726 common shares, $0.01 par value per share, outstanding as of May 3, 2010.

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

•	Our operating results and financial condition may be affected by the performance of our clients and unfavorable general economic conditions.

•	The failure to effectively manage our production capacity and our workforce could negatively impact our financial results.

•
Our success is subject to the terms of our client contracts and if we are unable to continue operating under existing client contracts or renew existing client contracts with terms favorable to the Company, our results of operations and financial condition may be adversely affected by the loss of clients or by the less favorable terms.

•	Our business may be affected by our cash flows from operations and our ability to comply with our debt covenants and funding requirements under our credit facility.

•
Our financial results may be affected by risks associated with international operations and expansion, including, but not limited to foreign currency fluctuations and changes to laws in other countries.

•	Our principal shareholder can exercise significant control over the company and, as a result of such control may be able to exert considerable influence over our future direction and operations.

•
Our success depends on our ability to recruit and retain a sufficient number of qualified key personnel and the loss of the services of key personnel without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on us.

•	We operate in a highly competitive industry and our financial results may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.

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

•
Our business and our clients’ businesses are subject to federal and state regulation and industry standards and the costs of compliance with, or liability for violation of, existing or future regulations or standards could significantly increase our costs of doing business.

•	The costs and management time and attention associated with litigation could result in a negative impact to financial results.

•
Our business is subject to rapid changes in technology and if our technology is rendered obsolete or we are unable to compete effectively, our operating results and financial condition could be materially and adversely affected.

•	Volatility in our stock price may result in loss of investment for shareholders as well as litigation, substantial cost and diversion of management’s attention.
See our filings with the Securities and Exchange Commission (SEC) for further discussion of the risks and uncertainties associated with our business, in particular, the discussion in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 4,	January 3,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,666	$20,557
Accounts receivable, net	35,802	45,358
Deferred tax assets, current	14,455	14,593
Other current assets	7,733	6,323

Total current assets	98,656	86,831

Property and equipment, net	25,936	25,653
Goodwill	13,338	13,338
Other intangible assets, net	427	1,028
Deferred tax assets, non-current	10,170	10,170
Other assets	1,716	1,585

Total assets	$150,243	$138,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital leases — current portion	$501	$397
Accounts payable	2,971	2,770
Income taxes payable	3,661	365
Accrued payroll and related items	20,633	21,964
Accrued liabilities	11,043	9,190

Total current liabilities	38,809	34,686

Other non-current liabilities	4,154	4,171
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 52,322,726 shares issued and outstanding at April 4, 2010, and 52,318,726 shares issued and outstanding at January 3, 2010	523	523
Additional paid-in capital	110,329	109,818
Accumulated deficit	(5,127)	(11,688)
Accumulated other comprehensive income	1,555	1,095

Total shareholders’ equity	107,280	99,748

Total liabilities and shareholders’ equity	$150,243	$138,605

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 4,	March 29,
	2010	2009

Net revenue	$85,254	$73,246
Cost of services	64,808	54,696

Gross profit	20,446	18,550

Operating expenses:
Selling, general and administrative expenses	8,147	7,694
Legal settlement	2,400	4

Total operating expenses	10,547	7,698

Operating income	9,899	10,852
Other income	(109)	(7)
Interest (income) expense	(8)	89

Income before income taxes	10,016	10,770
Income tax expense	3,456	151

Net income	$6,560	$10,619

Net income per share:
Basic	$0.13	$0.21

Diluted	$0.12	$0.20

Weighted average number of shares outstanding:
Basic	52,309	50,818

Diluted	54,630	53,163

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 4,	March 29,
	2010	2009
Operating activities:
Net income	$6,560	$10,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,112	2,829
Deferred income taxes	138	—
Stock compensation expense	500	7
Amortized gain on sale leaseback	(23)	(23)
Gain on sale of property and equipment	(1)	—
Income taxes payable	3,296	149
Change in operating assets and liabilities	8,661	(10,392)

Net cash provided by operating activities	22,243	3,189

Investing activities:
Purchases of property and equipment, net	(2,231)	(3,370)
Net proceeds from sale of property and equipment	1	—

Net cash used in investing activities	(2,230)	(3,370)

Financing activities:
Net payments under revolving credit facility	—	(37)
Payment of capital lease obligations	(124)	(6)
Stock option transactions	11	—

Net cash used in financing activities	(113)	(43)

Effect of exchange rate change on cash	209	407

Net increase in cash and cash equivalents	20,109	183

Cash and cash equivalents:
Beginning balance	20,557	618

Ending balance	$40,666	$801

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
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
The Company’s international customer care centers use their local currency, the Philippine peso and the Dominican peso, as their functional currency. Assets and liabilities of international customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the respective periods. All inter-company transactions and balances have been eliminated. The balance sheet at April 4, 2010 has been derived from the unaudited financial statements at that date and includes all of the information and notes required by GAAP for interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to March 31. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31.
2. New Accounting Pronouncements
Fair Value
In January 2010, the Financial Accounting Standards Board (FASB) issued guidance amending Accounting Standards Codification (ASC) Topic 820 “Fair Value Measurements and Disclosures”. ASC Sub-topic 820-10 and related guidance was amended to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance effective January 4, 2010, the beginning of the Company’s current fiscal year, did not have a material impact on the Company’s condensed consolidated financial statements. See Note 11 for disclosures associated with the adoption of this guidance.
Revenue Recognition
In October 2009, the FASB issued guidance on ASC Topic 605 “Revenue Recognition” related to revenue arrangements with multiple deliverables, which revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
Subsequent Events
In February 2010, the FASB issued guidance amending Topic 855 “Subsequent Events”, to clarify that while SEC filers are required to evaluate subsequent events through the date financial statements are issued, they will not be required to disclose the date through which subsequent events have been evaluated. This guidance is effective as of February 24, 2010. The adoption of this guidance for the fiscal quarter ended April 4, 2010 did not have a material impact on the Company’s condensed consolidated financial statements. See Note 14 for disclosures associated with the adoption of this guidance.
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	April 4,	January 3,
	2010	2010
Accrued legal settlement	$2,400	$—
Non-qualified retirement plan liability	2,082	1,931
Deferred rent	1,099	1,134
Accrued workers’ compensation	875	929
Accrued professional fees	863	719
Accrued telecom	474	961
Accrued capital expenditures	258	890
Accrued severance	137	261
Other accrued liabilities	2,855	2,365

Total	$11,043	$9,190

4. Goodwill and Other Intangible Assets
As of April 4, 2010 and January 3, 2010, the Company had $13.3 million of goodwill.
The identifiable intangible assets of the Company include acquired customer relationships and internally developed software. The acquired customer relationships have a gross carrying value of $28.5 million and accumulated amortization of $28.2 million and $27.6 million as of April 4, 2010 and January 3, 2010, respectively. The remaining $0.3 million of unamortized expense associated with customer relationships as of April 4, 2010 will be recorded as expense in the second quarter of 2010. The internally developed software has a gross carrying value of $0.3 million and accumulated amortization of $0.2 million as of April 4, 2010 and January 3, 2010. Total amortization expense related to intangible assets was $0.6 million for the thirteen weeks ended April 4, 2010 and March 29, 2009.
5. Accounting for Stock-Based Compensation
The Company has a share-based incentive compensation plan for employees and non-employee directors, which authorizes the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 1.6 million shares are available for future grants at April 4, 2010.
Total stock-based compensation expense was $0.5 million for the thirteen weeks ended April 4, 2010. Total stock-based compensation was less than $0.1 million for the thirteen weeks ended March 29, 2009, due to the reversal of $0.5 million of expense related to options that vested in that quarter, but were forfeited in prior periods. As of April 4, 2010, there was $3.2 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately 3.1 years.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
A summary of the Company’s non-vested common share grant activity during the thirteen weeks ended April 4, 2010 is presented below:

Number of Shares
Outstanding on January 3, 2010	25,000
Granted	—
Issued	(25,000)
Forfeited	—
Expired	—

Outstanding on April 4, 2010	—

The Company did not award non-vested common shares during the thirteen weeks ended April 4, 2010 and March 29, 2009.
A summary of the Company’s stock option grant activity during the thirteen weeks ended April 4, 2010 is presented below:

					Weighted
					Average
	Number of				Exercise Price	Aggregate
	Options	Grant Price Range Per Share			Per Share	Intrinsic Value
Outstanding on January 3, 2010	6,136,677	$0.79	–	$11.63	$2.24
Granted	98,720	5.96	–	5.96	5.96
Exercised	(4,000)	2.82	–	2.82	2.82
Forfeited	(3,500)	5.31	–	5.31	5.31
Expired	(15,000)	11.63	–	11.63	11.63

Outstanding on April 4, 2010	6,212,897	$0.79	–	$7.36	$2.27	$22,570

Exercisable on April 4, 2010	3,054,869	$0.79	–	$7.36	$2.03	$11,840
Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.
6. Comprehensive Income
Comprehensive income for the thirteen weeks ended April 4, 2010 and March 29, 2009 is as follows:

	Thirteen Weeks Ended
	April 4,	March 29,
	2010	2009
Net income	$6,560	$10,619
Foreign currency translation adjustment	190	(123)
Unrealized gain on derivative contracts	270	357

Total comprehensive income	$7,020	$10,853

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
7. Legal Proceedings
On May 27, 2009, a purported collective/class action complaint captioned Tiffany Sharpe, et al. v. APAC Customer Services, Inc. was filed in the United States District Court for the Western District of Wisconsin. On behalf of the named plaintiff, a non-exempt call center employee, and other similarly situated individuals, the complaint asserted violations under the Federal Fair Labor Standards Act related to overtime compensation and wage records. The complaint also asserted violations under Wisconsin Wage Payment and Overtime Compensation Laws based upon the same alleged facts. The complaint purported to allege claims as a nationwide collective action under federal law, as well as a class action under Wisconsin state law. The complaint sought various forms of relief, including injunctive relief, unpaid overtime wages, liquidated damages, interest, and attorneys’ fees and costs. On January 8, 2010, the court entered an order which conditionally certified the case as a collective action under the Fair Labor Standards Act.
In March 2010, the Company entered into an agreement to resolve the collective action. Under the terms of the agreement, which is subject to final definitive documentation and court approval, the Company agreed to pay a maximum amount of $4.0 million to resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees. As a result, the Company has recorded a charge of $2.4 million for the thirteen weeks ended April 4, 2010 which represents its estimate of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. The final amount which will ultimately be paid by the Company under the agreement will be determined based on the participation from eligible class members.
The Company denied and continues to deny the allegations in the complaint and contends that its policies and practices regarding compensation were proper and in compliance with the law at all times. The Company denies all liability and wrongdoing in this case, but has chosen to settle this lawsuit in order to avoid the distraction and additional legal expenses that would otherwise be incurred.
The Company is subject to other lawsuits, claims and governmental investigations arising out of the normal conduct of its business. Management does not believe that the outcome of any pending proceedings will have a material adverse effect on the Company’s business, results of operations, liquidity, or financial condition. Although management does not believe that any such proceeding will result in a material adverse effect, no assurance to that effect can be given.
8. Debt
As of April 4, 2010, there were no outstanding borrowings under the Revolving Loan Agreement and the Company had cash and cash equivalents of $40.7 million.
As of January 4, 2010, the Company was party to a Revolving Credit and Security Agreement, as amended, (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides the Company with a $40.0 million revolving loan facility which expires in May 2011.
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
(Unaudited)
(Dollars in thousands, except per share data)
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
The Company was in compliance with its financial covenants related to the Revolving Loan Agreement as of April 4, 2010.
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
Income tax expense for the thirteen weeks ended April 4, 2010 was $3.5 million, which results in a 34.5% effective income tax rate for the thirteen weeks ended April 4, 2010. Income tax expense for the thirteen weeks ended March 29, 2009, was $0.2 million driven by a gross income earned tax of 5% on a portion of our Philippine financial results and certain state income taxes on our domestic financial results. The federal tax provision for the thirteen weeks ended March 29, 2009 was fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 1.4% effective tax rate for the thirteen weeks ended March 29, 2009.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
10. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the thirteen weeks ended April 4, 2010 and March 29, 2009:

	Thirteen Weeks Ended
	April 4,	March 29,
	2010	2009
	(In thousands, except earnings per share)

Net income	$6,560	$10,619

Shares used in basic per share calculation	52,309	50,818
Effects of dilutive securities:
Stock options	2,312	2,317
Non-vested stock	9	28

Shares used in diluted per share calculation	54,630	53,163

Net income per share:
Basic	$0.13	$0.21

Diluted	$0.12	$0.20

11. Fair Value Measurements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 4, 2010:

	Fair Value Measurements as of April 4, 2010
	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$30,263	$—	$—
Non-qualified retirement plan(2)	2,082	—	—
Foreign currency derivative contracts(3)	—	1,012	—
Non-current investments(4)	130	—	—
Liabilities:
Non-qualified retirement plan obligation(2)	$2,082	$—	$—

(1)	Cash equivalents: The carrying amount of these items approximates fair value at period end.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

(2)
Non-qualified retirement plan: The Company maintains a non-qualified retirement plan (“Select Plan”) for highly compensated employees who are limited in the amount of contributions that they can make in the Company’s 401-K plan. As of April 4, 2010, the fair value of investments in the Select Plan totaled $2.1 million and is reflected on the Company’s balance sheet in other current assets. The related obligation to employees participating in the Select Plan, which will always equal the fair value of the investments, are recorded on the Company’s balance sheet in other current liabilities.

(3)
Foreign currency derivative contracts: The carrying amount of these items is based on valuations provided by the counter-party institution, but there are no guaranteed selling prices for these forward currency contracts.

(4)
Non-current investments: The carrying amount of these items, which represent Philippine treasury bills, approximates fair value at as of April 4, 2010 and is recorded as a component of other assets on the Company’s balance sheet.

The carrying amounts of accounts receivable, accounts payable and short-term debt approximate fair value.
There were no transfers of assets or liabilities between Level 1 and Level 2 during the thirteen weeks ended April 4, 2010.
12. Derivative Instruments
The Company uses forward contracts to mitigate foreign currency risk and had used an interest rate swap to mitigate interest rate risk. The Company’s derivatives are designated as cash flow hedges to the extent that the instruments qualify for accounting as a hedging instrument; therefore, the effective portion of gains and losses that result from changes in fair value of the derivative instruments are recorded in accumulated other comprehensive income (OCI) until the hedged transaction affects income, at which time gains and/or losses are realized. The Company expects these amounts to be reclassified into earnings over the next eighteen months. If the instrument does not qualify for accounting as a hedge, the change in the value of the instrument during the reporting period is recorded immediately to earnings. The Company assesses hedge effectiveness each reporting period.
The objective of the foreign currency hedge contract is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines share of revenue. The Company currently engages in forward contracts with two major financial credit institutions. Forward contracts to purchase 999.7 million Philippine pesos at a U.S. dollar notional of $21.0 million were outstanding as of April 4, 2010.
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
At April 4, 2010 and January 3, 2010, the fair value carrying amount of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives
		Fair Value
	Balance Sheet	April 4,	January 3,
	Location	2010	2010
Derivatives designated as hedging instruments:
Foreign currency contracts	Other Current Assets	$1,012	$657

Total derivatives		$1,012	$657

	Liability Derivatives
		Fair Value
	Balance Sheet	April 4,	January 3,
	Location	2010	2010
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued Liabilities	$—	$15

Total derivatives		$—	$15

The Company did not have any derivatives not designated as hedging instruments for the thirteen weeks ended April 4, 2010 and March 29, 2009. The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the thirteen weeks ended April 4, 2010 and March 29, 2009 was as follows:

	Amount of Gain (Loss)					Gain (Loss) Recognized in Income
	Recognized in OCI on		Gain (Loss) Reclassified from			on Derivatives (Ineffective Portion
Derivatives	Derivatives (Effective		Accumulated OCI into Income			and Amount Excluded from
Designated as	Portion)		(Effective Portion)			Effectiveness Testing)
Cash Flow	Thirteen Weeks Ended
Hedging	April 4,	March 29,		April 4,	March 29,		April 4,	March 29,
Instruments	2010	2009	Location	2010	2009	Location	2010	2009
Foreign currency contracts	$270	$357	Cost of Services	$205	$(545)	na	$—	$—
13. Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Capital lease payments of less than $0.1 million for the thirteen weeks ended March 29, 2009 have been reclassified from operating activities to financing activities in the Condensed Consolidated Statement of Cash Flows.
14. Subsequent Events
The Company evaluated all events or transactions that occurred after the balance sheet date of April 4, 2010. The Company did not have any material recognizable subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report and our audited consolidated financial statements which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. Our management’s discussion and analysis contains “forward-looking statements”. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events and are subject to known and unknown risks and uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. See “Forward Looking Statements and Factors That May Affect Future Results” on page 3 of this Quarterly Report on Form 10-Q and Item 1A in Part II of this Quarterly Report on Form 10-Q.
Overview
We are a leading provider of customer care services and solutions to market leaders in the communications, healthcare, business services, media & publishing, travel & entertainment, financial services, and technology industries. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international, and client-owned locations. As of April 4, 2010, we operated 15 customer care centers; eight domestic, two domestic client-owned facilities, four off-shore centers located in the Philippines and one near-shore facility located in the Dominican Republic. As of April 4, 2010, our domestic operations consisted of approximately 6,300 workstations and our international operations consisted of approximately 4,200 workstations.
During 2008, we restructured our operations resulting in the reduction of overhead costs and headcount, refinanced our debt, and took steps to improve our operating efficiencies. Our focus on improving our financial performance resulted in increased gross profit margins, improved cash flow, lower levels of debt and profitability on a full year basis in fiscal year 2008. This transformation laid the foundation to return the Company to a sustainable, profitable operation.
During 2009, we continued to see a favorable impact from the initiatives launched in 2008. We expanded the sales organization and focused on expanding our service offerings and client base. We opened our fourth customer care center in the Philippines and a second customer care center in Tucson, Arizona, expanded our atHOME™ program, and began call center operations in the Dominican Republic. These actions resulted in an increase in revenue of 17.8% to $293.2 million for 2009 as compared to $248.8 million for 2008, and resulted in improvements in operating margins to 11.8% for 2009, as compared to 2.8% in 2008. Operating cash flow improved significantly allowing us to fully pay off all outstanding debt and establish a cash position of $20.6 million as of January 3, 2010. Because of the significant improvement in our forecasted financial performance, we reversed substantially all of the valuation allowance that had been provided against our deferred tax assets in the fourth quarter of fiscal year 2009.
In the first quarter of 2010, we saw continued improvement in our financial performance. Our revenue increased 7.3% to $85.3 million for the first quarter of 2010, as compared to $79.5 million for the fourth quarter of 2009, excluding the impact of an extra week reported in the fourth quarter of 2009, and increased 16.4% as compared to $73.2 million for the first quarter of 2009. Our gross profit margin was 24.0% for the first quarter of 2010, as compared to 20.6% for the fourth quarter of 2009, excluding the impact of an extra week reported in the fourth quarter, and 25.3% for the first quarter of 2009.

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
We have used methodologies that are consistent from year to year in all material respects. We have identified the following accounting policies and estimates that we believe are most critical in the preparation of our condensed consolidated financial statements: accounting for derivatives, allowance for doubtful accounts, accounting for employee benefits, revenue recognition, intangible assets, restructuring charges, accounting for stock-based compensation and income taxes. For details concerning these critical accounting policies and estimates see Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 3 to our audited consolidated financial statements which appears in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. Any deviation from these policies or estimates could have a material impact on our condensed consolidated financial statements.

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen weeks ended April 4, 2010 and March 29, 2009, respectively. Certain additional components of cost of services have been included as we believe they would enhance an understanding of our results of operations. All amounts in the table below are presented in thousands.

	Thirteen Weeks Ended
	April 4,	March 29,	Fav (Unfav)
	2010	2009	% Change
Net Revenue	$85,254	$73,246	16.4%

Cost of Services:
Direct labor	45,202	38,308	(18.0)
Other facility expenses	19,606	16,388	(19.6)

Total cost of services	64,808	54,696	(18.5)

Percentage of revenue	76.0%	74.7%	—

Gross profit	20,446	18,550	10.2
Gross profit margin	24.0%	25.3%	—

Operating Expenses:
Selling, general and administrative expenses	8,147	7,694	(5.9)
Legal settlement	2,400	4	*

Total operating expenses	10,547	7,698	(37.0)

Operating income	9,899	10,852	(8.8)
Other income	(109)	(7)	1457.1
Interest (income) expense	(8)	89	109.0

Income before income taxes	10,016	10,770	(7.0)
Income tax expense	3,456	151	*

Net income	$6,560	$10,619	(38.2)%

*	Means that the percentage change is not meaningful
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

	Thirteen Weeks Ended (1)
	April 4,	March 29,	Fav (Unfav)
	2010	2009	% Change
	(Dollars in thousands except statistical data and notes)

EBITDA (2)	$13,120	$13,688	(4.1)%

Statistical information:
Number of customer care centers:
Domestic	10	9
International	5	4

Total	15	13

Number of workstations, end of period:
Domestic	6,260	5,050
International	4,201	3,594

Total	10,461	8,644

Notes to Non-GAAP Financial Measures

(1)	We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to March 31.

(2)	We define EBITDA as net income plus income tax expense (benefit), depreciation and amortization, and interest expense.
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
EBITDA is not intended to be considered in isolation or used as a substitute for net income or cash flow from operations data presented in accordance with GAAP or as a measure of liquidity. The items excluded from EBITDA are significant components of our statements of operations and must be considered in performing a comprehensive assessment of our overall financial results.

EBITDA can be reconciled to net income, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended
	April 4,	March 29,
	2010	2009
	(Dollars in thousands)
Net income	$6,560	$10,619
Interest (income) expense	(8)	89
Income tax expense	3,456	151
Depreciation and amortization	3,112	2,829

EBITDA	$13,120	$13,688

Comparison of Results of Operations for the Thirteen Weeks Ended April 4, 2010 and March 29, 2009
Net revenue increased 16.4% to $85.3 million for the thirteen weeks ended April 4, 2010, as compared to $73.2 million for the thirteen weeks ended March 29, 2009. The increase in revenue of $12.1 million is primarily driven by growth with existing and new clients of $6.6 million in the communications vertical, $2.5 million in the media & publishing vertical, $1.7 million in the business services vertical, $1.4 million in the healthcare vertical, $0.7 million in the financial services vertical and $0.2 million of other services, partially offset by a decline in revenue of $1.0 million in the travel & entertainment vertical.
Cost of services increased $10.1 million, or 18.5%, to $64.8 million for the thirteen weeks ended April 4, 2010, from $54.7 million for the thirteen weeks ended March 29, 2009. Direct labor increased $6.9 million, or 18.0%, primarily driven by increased volume in the domestic communications vertical, increased labor associated with training costs incurred during the ramp-up of new clients and higher volume off-shore, partially offset by lower wage rates and employee benefits both domestically and off-shore. Facility and other costs increased $3.2 million, or 19.6%, due to $1.8 million of increased facility costs primarily related to the addition of our second customer care center in Tucson, Arizona, the opening of our fourth customer care center in the Philippines and the opening of a customer care center in the Dominican Republic. Other facility expenses increased $1.4 million due to $0.9 million of salaries and wages associated with increased operational support, $0.3 million increase in telecommunication costs associated with increased volumes off-shore, and $0.2 million of increased information technology costs. Cost of services as a percentage of revenue increased to 76.0% for the thirteen weeks ended April 4, 2010, as compared to 74.7% for the thirteen weeks ended March 29, 2009, primarily due to increased facility and other costs.
Gross profit increased $1.9 million, or 10.2%, to $20.4 million for the thirteen weeks ended April 4, 2010, as compared to $18.5 million for the thirteen weeks ended March 29, 2009, primarily due to increased volume in the communications vertical, partially offset by increased facility expenses. Gross profit margin decreased from 25.3% for the thirteen weeks ended March 29, 2009, as compared to 24.0% million for the thirteen weeks ended April 4, 2010 driven by increased facility and other costs.
Selling, general and administrative expenses were $8.1 million for the thirteen weeks ended April 4, 2010, a $0.4 million increase from $7.7 million for the thirteen weeks ended March 29, 2009. The increase is primarily due to a $0.9 million increase in compensation and benefits and a $0.2 million increase in travel, both primarily associated with an increase in our sales personnel, partially offset by a $0.4 million decrease in professional fees and a $0.3 million reduction in bad debt expense.
Legal settlement expense was $2.4 million for the thirteen weeks ended April 4, 2010 and related to a proposed litigation settlement of the Tiffany Sharpe, et al. v. APAC Customer Services, Inc. suit. Under the terms of the agreement, which is subject to final definitive documentation and court approval, we have agreed to pay a maximum amount of $4.0 million to resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees. The $2.4 million recorded for the thirteen weeks ended April 4, 2010 represents our estimate of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. The final amount which will ultimately be paid by us under the agreement will be determined based on the participation from eligible class members.
Operating income was $9.9 million for the thirteen weeks ended April 4, 2010, as compared to $10.9 million for the thirteen weeks ended March 29, 2009. The $1.0 million decrease was the result of the estimated legal settlement of $2.4 million and a slight increase in selling, general and administrative expenses, partially offset by higher gross profit.
Net interest income of less than $0.1 million for the thirteen weeks ended April 4, 2010 was primarily related to $0.1 million from the amortization of points on forward contracts, partially offset by $0.1 million of fees associated with the Revolving Loan Facility with PNC. Net interest expense of $0.1 million for the thirteen weeks ended March 29, 2009 was primarily related to $0.3 million of fees and interest associated with borrowings under the Revolving Loan Facility with PNC, partially offset by $0.2 million from the amortization of points on forward contracts.

EBITDA was $13.1 million for the thirteen weeks ended April 4, 2010, a decrease of $0.6 million, as compared to $13.7 million for the thirteen weeks ended March 29, 2009. The decrease was primarily due to the estimated legal settlement of $2.4 million and a slight increase in selling, general and administrative expenses, partially offset by higher gross profit, as noted above. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Income tax expense for the thirteen weeks ended April 4, 2010 was $3.5 million which represents an effective rate of 34.5%. Due to the utilization of net operating loss carryforwards and tax credits, our estimated cash taxes paid for fiscal year 2010 will be approximately 5% of income before taxes. Actual cash tax payments made for the thirteen weeks ended April 4, 2010 was $0.2 million. Income tax expense for the thirteen weeks ended March 29, 2009, was $0.2 million driven by a gross income earned tax of 5% on a portion of our Philippine financial results and certain state income taxes on our domestic financial results. The federal tax provision for the thirteen weeks ended March 29, 2009 was fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 1.4% effective income tax rate for the thirteen weeks ended March 29, 2009.
Net income for the thirteen weeks ended April 4, 2010 was $6.6 million, as compared to $10.6 million for the thirteen weeks ended March 29, 2009. The $4.0 million decrease was primarily due to a $3.3 million increase in income tax expense and the estimated legal settlement expense of $2.4 million, partially offset by an increase in gross profit of $1.9 million, all as noted above.
Liquidity and Capital Resources
The following table sets forth our condensed consolidated statements of cash flow data for the thirteen weeks ended April 4, 2010 and March 29, 2009, respectively.

	Thirteen Weeks Ended
	April 4,	March 29,
	2010	2009
	(Dollars in thousands)
Net cash provided by operating activities	$22,243	$3,189
Net cash used in investing activities	(2,230)	(3,370)
Net cash used in financing activities	(113)	(43)
Effect of exchange rate changes on cash	209	407

Net increase in cash and cash equivalents	$20,109	$183

Operating Activities
Net cash provided by operating activities was $22.2 million for the thirteen weeks ended April 4, 2010, a $19.0 million increase from $3.2 million for the thirteen weeks ended March 29, 2009. The net increase was primarily due to a reduction in accounts receivable of $16.6 million resulting from the timing of cash receipts and overall improvement in cash collections, and $2.4 million for estimated legal settlement expense.
Investing Activities
Net cash used in investing decreased $1.1 million for the thirteen weeks ended April 4, 2010, as compared to the thirteen weeks ended March 29, 2009. Cash used in investing activities for the thirteen weeks ended April 4, 2010 consisted primarily of $1.5 million in continued investment in operational and information technology equipment and $0.7 million in capital expenditures related to client implementations. Cash used in investing activities for the thirteen weeks ended March 29, 2009 consisted primarily of $1.7 million in capital expenditures related to the build-out of our fourth customer care center in the Philippines, $1.4 million in capital expenditures related to client implementations and $0.3 million in continued investment in operational and information technology equipment.

Financing Activities
Net cash used in financing activities of $0.1 million for the thirteen weeks ended April 4, 2010 relates to payments made on capital leases, slightly offset by cash received from the exercise of stock options. Net cash used in financing activities of less than $0.1 million for the thirteen weeks ended March 29, 2009 relates to payments made against the Revolving Loan Facility and payments made on capital leases.
Bank Financing
As of April 4, 2010, there were no outstanding borrowings under the Revolving Loan Agreement and we had cash and cash equivalents of $40.7 million.
During the thirteen weeks ended April 4, 2010, we were party to a Revolving Credit and Security Agreement, as amended, (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides us with up to a $40.0 million revolving loan facility which expires in May 2011. The Revolving Loan Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Revolving Loan Agreement prohibit us (with limited exceptions) from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments. Our ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from our clients.
We had approximately $31.4 million of undrawn borrowing capacity under the Revolving Loan Agreement as of April 4, 2010, based upon borrowing base calculations. We were in compliance with our financial covenants as of April 4, 2010.
Future Liquidity
We expect that our cash balances of $40.7 million, cash flows from operations and available borrowings of $31.4 million under our Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures and repay debt obligations for the next twelve months.
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
The impact from foreign currency exchange rates has become significant due to the change in the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations in the Philippines. We manage this risk through a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines’ share of revenue. Forward contracts to purchase 999.7 million Philippine pesos at a U.S. dollar notional of $21.0 million were outstanding as of April 4, 2010.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our principal executive officer and principal financial officer have also concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended April 4, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any controls’ effectiveness in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Our principal executive officer and principal financial officer have concluded that for the thirteen weeks ended April 4, 2010 our disclosure controls and procedures are effective at the reasonable assurance level.

Part II. Other Information

Item 1.	Legal Proceedings
On May 27, 2009, a purported collective/class action complaint captioned Tiffany Sharpe, et al. v. APAC Customer Services, Inc. was filed in the United States District Court for the Western District of Wisconsin. On behalf of the named plaintiff, a non-exempt call center employee, and other similarly situated individuals, the complaint asserted violations under the Federal Fair Labor Standards Act related to overtime compensation and wage records. The complaint also asserted violations under Wisconsin Wage Payment and Overtime Compensation Laws based upon the same alleged facts. The complaint purported to allege claims as a nationwide collective action under federal law, as well as a class action under Wisconsin state law. The complaint sought various forms of relief, including injunctive relief, unpaid overtime wages, liquidated damages, interest, and attorneys’ fees and costs. On January 8, 2010, the court entered an order which conditionally certified the case as a collective action under the Fair Labor Standards Act.
In March 2010, we entered into an agreement to resolve the collective action. Under the terms of the agreement, which is subject to final definitive documentation and court approval, we agreed to pay a maximum amount of $4.0 million to resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees. As a result, we have recorded a charge of $2.4 million for the thirteen weeks ended April 4, 2010 which represents our estimate of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. The final amount which will ultimately be paid by us under the agreement will be determined based on the participation from eligible class members.
We denied and continue to deny the allegations in the complaint and contend that our policies and practices regarding compensation were proper and in compliance with the law at all times. We deny all liability and wrongdoing in this case, but have chosen to settle this lawsuit in order to avoid the distraction and additional legal expenses that would otherwise be incurred.

Item 1A.	Risk Factors
For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. There have been no material changes to these risk factors since that report.

Item 6.	Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.
Date: May 12, 2010	By:	/s/ Michael P. Marrow
Michael P. Marrow
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2010	By:	/s/ Andrew B. Szafran
Andrew B. Szafran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2010	By:	/s/ Joseph R. Doolan
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