Form 10-Q
period 2010-07-04
APAC CUSTOMER SERVICES, INC
filed 2010-08-11
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 4, 2010
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
Yes ☐       No ☑
There were 52,642,438 common shares, $0.01 par value per share, outstanding as of August 6, 2010.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 4,	January 3,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,416	$20,557
Accounts receivable, net	36,540	45,358
Deferred tax assets, current	9,045	14,593
Other current assets	8,508	6,323

Total current assets	99,509	86,831

Property and equipment, net	24,796	25,653
Goodwill	13,338	13,338
Other intangible assets, net	147	1,028
Deferred tax assets, non-current	10,170	10,170
Other assets	1,742	1,585

Total assets	$149,702	$138,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital leases — current portion	$505	$397
Accounts payable	2,395	2,770
Income taxes payable	—	365
Accrued payroll and related items	20,227	21,964
Accrued liabilities	10,384	9,190

Total current liabilities	33,511	34,686

Other non-current liabilities	3,170	4,171
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 52,642,438 shares issued and outstanding at July 4, 2010, and 52,318,726 shares issued and outstanding at January 3, 2010	526	523
Additional paid-in capital	111,542	109,818
Accumulated earnings (deficit)	201	(11,688)
Accumulated other comprehensive income	752	1,095

Total shareholders’ equity	113,021	99,748

Total liabilities and shareholders’ equity	$149,702	$138,605

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009

Net revenue	$77,386	$66,042	$162,640	$139,288
Cost of services	61,009	50,638	125,817	105,334

Gross profit	16,377	15,404	36,823	33,954

Operating expenses:
Selling, general and administrative expenses	8,103	7,603	16,250	15,297
Legal settlement	7	—	2,407	4

Total operating expenses	8,110	7,603	18,657	15,301

Operating income	8,267	7,801	18,166	18,653
Other (income) expense	139	(23)	30	(30)
Interest (income) expense	(7)	(47)	(15)	42

Income before income taxes	8,135	7,871	18,151	18,641
Income tax expense	2,806	135	6,262	286

Net income	$5,329	$7,736	$11,889	$18,355

Net income per share:
Basic	$0.10	$0.15	$0.23	$0.36

Diluted	$0.10	$0.14	$0.22	$0.34

Weighted average number of shares outstanding:
Basic	52,476	51,404	52,393	51,111

Diluted	54,831	54,567	54,745	53,241

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 4,	June 28,
	2010	2009
Operating activities:
Net income	$11,889	$18,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,071	5,782
Deferred income taxes	5,548	—
Stock compensation expense	1,195	219
Amortized gain on sale leaseback	(52)	(47)
Gain on sale of property and equipment	(1)	(1)
Income taxes payable	(365)	283
Change in operating assets and liabilities	4,676	(6,473)

Net cash provided by operating activities	28,961	18,118

Investing activities:
Purchases of property and equipment, net	(3,968)	(5,467)
Net proceeds from sale of property and equipment	1	1

Net cash used in investing activities	(3,967)	(5,466)

Financing activities:
Net payments under revolving credit facility	—	(6,100)
Payment of capital lease obligations	(332)	(16)
Stock option transactions, including related excess income tax benefits	533	1,771

Net cash provided by (used in) financing activities	201	(4,345)

Effect of exchange rate change on cash	(336)	680

Net increase in cash and cash equivalents	24,859	8,987

Cash and cash equivalents:
Beginning balance	20,557	618

Ending balance	$45,416	$9,605

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
The Company’s international customer care centers use their local currency, the Philippine peso and the Dominican peso, as their functional currency. Assets and liabilities of international customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the respective periods. All inter-company transactions and balances have been eliminated. The balance sheet at July 4, 2010 has been derived from the unaudited financial statements at that date and includes all of the information and notes required by GAAP for interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
Subsequent Events
In February 2010, the FASB issued guidance amending Topic 855 “Subsequent Events”, to clarify that while SEC filers are required to evaluate subsequent events through the date financial statements are issued, they will not be required to disclose the date through which subsequent events have been evaluated. This guidance is effective as of February 24, 2010. The Company adopted this guidance during the fiscal quarter ended April 4, 2010. The adoption did not have a material impact on the Company’s condensed consolidated financial statements. See Note 14 for disclosures associated with the adoption of this guidance.
3. Accrued Liabilities
The components of other current accrued liabilities included in the condensed consolidated balance sheets are as follows:

	July 4,	January 3,
	2010	2010
Accrued legal settlement	$2,400	$—
Non-qualified retirement plan liability	1,981	1,931
Deferred rent	1,012	1,134
Accrued professional fees	858	719
Accrued temporary labor	674	839
Accrued workers’ compensation	582	929
Accrued telecommunications expense	537	961
Accrued capital expenditures	253	890
Other accrued liabilities	2,087	1,787

Total	$10,384	$9,190

4. Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the twenty-six weeks ended July 4, 2010. As of July 4, 2010 and January 3, 2010, the Company had $13.3 million of goodwill.
The identifiable intangible assets of the Company include acquired customer relationships and internally developed software. The acquired customer relationships have a gross carrying value of $28.5 million and accumulated amortization of $28.5 million and $27.6 million as of July 4, 2010 and January 3, 2010, respectively. The acquired customer relationships have been fully amortized as of July 4, 2010. The internally developed software has a gross carrying value of $0.4 million and $0.3 million as of July 4, 2010 and January 3, 2010, respectively, and accumulated amortization of $0.2 million as of July 4, 2010 and January 3, 2010. Total amortization expense related to intangible assets was $0.3 million and $0.6 million for the thirteen weeks ended July 4, 2010 and June 28, 2009, respectively, and $0.9 million and $1.2 million for the twenty-six weeks ended July 4, 2010 and June 28, 2009, respectively.
5. Accounting for Stock-Based Compensation
The Company has a share-based incentive compensation plan for employees and non-employee directors, which authorizes the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 1.2 million shares are available for future grants at July 4, 2010.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
Total stock-based compensation expense was $0.7 million and $0.2 million for the thirteen weeks ended July 4, 2010 and June 28, 2009, respectively. For the twenty-six weeks ended July 4, 2010 and June 28, 2009, total stock-based compensation expense was $1.2 million and $0.2 million, respectively. As of July 4, 2010, there was $3.7 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately 3.2 years.
A summary of the Company’s non-vested common share grant activity during the twenty-six weeks ended July 4, 2010 is presented below:

Number of
Shares
Outstanding on January 3, 2010	25,000
Granted	—
Issued	(25,000)
Forfeited	—
Expired	—

Outstanding on July 4, 2010	—

The Company did not award non-vested common shares during the twenty-six weeks ended July 4, 2010 and June 28, 2009.
A summary of the Company’s stock option grant activity during the twenty-six weeks ended July 4, 2010 is presented below:

					Weighted
					Average	Aggregate
	Number of	Grant Price Range			Exercise Price	Intrinsic
	Options	Per Share			Per Share	Value
Outstanding on January 3, 2010	6,136,677	$0.79	–	$11.63	$2.24
Granted	482,440	5.68	–	5.96	5.80
Exercised	(323,712)	1.06	–	3.57	1.65
Forfeited	(3,500)	5.31	–	5.31	5.31
Expired	(18,000)	2.81	–	11.63	10.20

Outstanding on July 4, 2010	6,273,905	$0.79	–	$7.36	$2.52	$19,542

Exercisable on July 4, 2010	3,161,719	$0.79	–	$7.36	$2.17	$10,908
Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
6. Comprehensive Income
Comprehensive income for the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Net income	$5,329	$7,736	$11,889	$18,355
Foreign currency translation adjustment	(167)	19	23	(104)
Unrealized gain on derivative contracts	(636)	257	(366)	614

Total comprehensive income	$4,526	$8,012	$11,546	$18,865

7. Legal Proceedings
On May 27, 2009, a purported collective/class action complaint captioned Tiffany Sharpe, et al. v. APAC Customer Services, Inc. was filed in the United States District Court for the Western District of Wisconsin. On behalf of the named plaintiff, a non-exempt call center employee, and other similarly situated individuals, the complaint asserted violations under the Federal Fair Labor Standards Act (FLSA) related to overtime compensation and wage records. The complaint also asserted violations under Wisconsin Wage Payment and Overtime Compensation Laws based upon the same alleged facts. The complaint purported to allege claims as a nationwide collective action under federal law, as well as a class action under Wisconsin state law. The complaint sought various forms of relief, including injunctive relief, unpaid overtime wages, liquidated damages, interest, and attorneys’ fees and costs. On January 8, 2010, the court entered an order which conditionally certified the case as a collective action under the FLSA.
In March 2010, the Company entered into an agreement to resolve the collective action. On June 16, 2010, the Court entered an order approving the resolution of all claims under the FLSA collective action. Under the terms of the agreement, the Company agreed to pay a maximum amount of $4.0 million to resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees. As a result, the Company recorded a charge of $2.4 million for the thirteen weeks ended April 4, 2010 which represents its estimate of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. The final amount which will ultimately be paid by the Company under the agreement will be determined based on the participation from eligible class members as well as the Court’s final ruling with respect to plaintiff attorneys’ fees.
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
8. Debt
As of July 4, 2010, there were no outstanding borrowings under the Revolving Loan Agreement and the Company had cash and cash equivalents of $45.4 million.
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
Borrowings under the Revolving Loan Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate which approximates the prime rate defined in the Revolving Loan Agreement subjecting the Company to interest rate risk and required a $5.0 million interest rate hedge. In August 2008, the Company entered into a pay fixed / receive floating interest rate swap for a $5.0 million notional amount. The objective of the swap was to mitigate the variability in cash flows resulting from changes in the LIBOR rate. In June 2009, the swap was terminated due to the elimination of all outstanding borrowings.
The Revolving Loan Agreement is secured principally by a grant of a first priority security interest in all of the Company’s personal property, including its accounts receivable. In addition, the Company pays a commitment fee on the unused portion of the Revolving Loan Agreement as well as fees on outstanding letters of credit.
The Company was in compliance with its financial covenants related to the Revolving Loan Agreement as of July 4, 2010.
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
Income tax expense for the thirteen and twenty-six weeks ended July 4, 2010 was $2.8 million and $6.3 million, respectively. This results in a 34.5% effective income tax rate for the thirteen and twenty-six weeks ended July 4, 2010, which is lower than the statutory rate due to the generation of tax credits. Income tax expense for the thirteen and twenty-six weeks ended June 28, 2009, was $0.1 million and $0.3 million, respectively. This was driven by a gross income earned tax of 5% on a portion of our Philippine financial results and certain state income taxes on our domestic financial results. The federal tax provision for the thirteen and twenty-six weeks ended June 28, 2009 was fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 1.7% effective tax rate for the thirteen weeks ended June 28, 2009 and a 1.5% effective income tax rate for the twenty-six weeks ended June 28, 2009.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
10. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
	(In thousands, except earnings per share)

Net income	$5,329	$7,736	$11,889	$18,355

Shares used in basic per share calculation	52,476	51,404	52,393	51,111
Effects of dilutive securities:
Stock options	2,355	3,138	2,348	2,105
Non-vested stock	—	25	4	25

Shares used in diluted per share calculation	54,831	54,567	54,745	53,241

Net income per share:
Basic	$0.10	$0.15	$0.23	$0.36

Diluted	$0.10	$0.14	$0.22	$0.34

11. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The accounting standards establish a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3 — Unobservable inputs based on the Company’s own assumptions.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 4, 2010:

	Fair Value Measurements as of July 4, 2010
	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$35,773	$—	$—
Non-qualified retirement plan(2)	1,981	—	—
Foreign currency derivative contracts(3)	—	163	—
Non-current investments(4)	126	—	—
Liabilities:
Foreign currency contracts(3)	$—	$160	$—
Non-qualified retirement plan obligation(2)	1,981	—	—

(1)	Cash equivalents: The carrying amount of these items approximates fair value at period end.

(2)
Non-qualified retirement plan: The Company maintains a non-qualified retirement plan (Select Plan) for highly compensated employees who are limited in the amount of contributions that they can make in the Company’s 401-K plan. As of July 4, 2010, the fair value of investments in the Select Plan totaled $2.0 million and is reflected on the Company’s balance sheet in other current assets. The related obligation to employees participating in the Select Plan, which will always equal the fair value of the investments, are recorded on the Company’s balance sheet in other current liabilities.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

(3)
Foreign currency derivative contracts: The carrying amount of these items is based on valuations provided by the counter-party institution, but there are no guaranteed selling prices for these forward currency contracts.

(4)
Non-current investments: The carrying amount of these items, which represent Philippine treasury bills, approximates fair value at as of July 4, 2010 and is recorded as a component of other assets on the Company’s balance sheet.

The carrying amounts of accounts receivable, accounts payable and short-term debt approximate fair value.
There were no transfers of assets or liabilities between Level 1 and Level 2 during the thirteen and twenty-six weeks ended July 4, 2010.
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
The objective of the foreign currency hedge contract is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines share of revenue. The Company currently engages in forward contracts with two major financial credit institutions. Forward contracts to purchase approximately 1,017 million Philippine pesos at a U.S. dollar notional of $21.5 million were outstanding as of July 4, 2010.
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
At July 4, 2010 and January 3, 2010, the fair value carrying amount of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives
		Fair Value
	Balance Sheet	July 4,	January 3,
	Location	2010	2010
Derivatives designated as hedging instruments:
Foreign currency contracts	Other Current Assets	$163	$657

Total derivatives		$163	$657

	Liability Derivatives
		Fair Value
	Balance Sheet	July 4,	January 3,
	Location	2010	2010
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued Liabilities	$160	$15

Total derivatives		$160	$15

The Company did not have any derivatives not designated as hedging instruments for the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009. The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009 was as follows:

	Amount of Gain (Loss)					Gain (Loss) Recognized in Income on
	Recognized in OCI on		Gain (Loss) Reclassified from			Derivatives (Ineffective Portion and
Derivatives	Derivatives (Effective		Accumulated OCI into Income			Amount Excluded from Effectiveness
Designated as	Portion)		(Effective Portion)			Testing)
Cash Flow	Thirteen Weeks Ended
Hedging	July 4,	June 28,		July 4,	June 28,		July 4,	June 28,
Instruments	2010	2009	Location	2010	2009	Location	2010	2009
Foreign currency contracts	$(636)	$257	Cost of Services	$259	$(398)	na	$—	$—

	Amount of Gain (Loss)					Gain (Loss) Recognized in Income on
	Recognized in OCI on		Gain (Loss) Reclassified from			Derivatives (Ineffective Portion and
Derivatives	Derivatives (Effective		Accumulated OCI into Income			Amount Excluded from Effectiveness
Designated as	Portion)		(Effective Portion)			Testing)
Cash Flow	Twenty-Six Weeks Ended
Hedging	July 4,	June 28,		July 4,	June 28,		July 4,	June 28,
Instruments	2010	2009	Location	2010	2009	Location	2010	2009
Foreign currency contracts	$(366)	$614	Cost of Services	$465	$(942)	na	$—	$—

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
13. Reclassifications
Certain immaterial amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
14. Subsequent Events
The Company evaluated all events or transactions that occurred after the balance sheet date of July 4, 2010. The Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto appearing elsewhere in this report and our audited consolidated financial statements which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. Our management’s discussion and analysis contains “forward-looking statements”. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events and are subject to known and unknown risks and uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. See “Forward Looking Statements and Factors That May Affect Future Results” on page 3 and page 4 of this Quarterly Report on Form 10-Q and Item 1A in Part II of this Quarterly Report on Form 10-Q.
Overview
We are a leading provider of customer care services and solutions to market leaders in the communications, healthcare, business services, media & publishing, travel & entertainment, financial services, and technology industries. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international, and client-owned locations. As of July 4, 2010, we operated 15 customer care centers; eight domestic, two domestic client-owned facilities, four off-shore centers located in the Philippines and one near-shore facility located in the Dominican Republic. As of July 4, 2010, our domestic operations consisted of approximately 6,300 workstations and our international operations consisted of approximately 4,200 workstations.
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
During the first half of 2010, we saw continued improvement in our financial performance. Our revenue increased 16.8% to $162.6 million for the twenty-six weeks ended July 4, 2010, as compared to $139.3 million for the twenty-six weeks ended June 28, 2009. Our gross profit increased $2.8 million to $36.8 million for the twenty-six weeks ended July 4, 2010, as compared to $34.0 million for the twenty-six weeks ended June 28, 2009. Operating cash flow continued to be strong resulting in a cash position of $45.4 million as of July 4, 2010.
During the first half of 2010, we benefited from the addition of several new clients, the result of increasing our sales efforts. In addition, we have expanded our client services team to ensure we are continually focused on enhancing the quality, dependability and overall value of the services we provide for our clients.

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

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009, respectively. Certain additional components of cost of services have been included as we believe they would enhance an understanding of our results of operations. All amounts in the table below are presented in thousands.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 4,	June 28,	Fav (Unfav)	July 4,	June 28,	Fav (Unfav)
	2010	2009	% Change	2010	2009	% Change

Net Revenue	$77,386	$66,042	17.2%	$162,640	$139,288	16.8%

Cost of Services:
Direct labor	41,170	34,212	(20.3)	86,372	72,520	(19.1)
Other facility expenses	19,839	16,426	(20.8)	39,445	32,814	(20.2)

Total cost of services	61,009	50,638	(20.5)	125,817	105,334	(19.4)

Percentage of revenue	78.8%	76.7%	—	77.4%	75.6%	—

Gross profit	16,377	15,404	6.3	36,823	33,954	8.4
Gross profit margin	21.2%	23.3%	—	22.6%	24.4%	—

Operating Expenses:
Selling, general & administrative expenses	8,103	7,603	(6.6)	16,250	15,297	(6.2)
Legal settlement	7	—	*	2,407	4	*

Total operating expenses	8,110	7,603	(6.7)	18,657	15,301	(21.9)

Operating income	8,267	7,801	6.0	18,166	18,653	(2.6)
Other (income) expense	139	(23)	(704.3)	30	(30)	(200.0)
Interest (income) expense	(7)	(47)	(85.1)	(15)	42	135.7

Income before income taxes	8,135	7,871	3.4	18,151	18,641	(2.6)
Income tax expense	2,806	135	*	6,262	286	*

Net income	$5,329	$7,736	(31.1)%	$11,889	$18,355	(35.2)%

*	Means that the percentage change is not meaningful
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

	Thirteen Weeks Ended (1)			Twenty-Six Weeks Ended
	July 4,	June 28,	Fav (Unfav)	July 4,	June 28,	Fav (Unfav)
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands except statistical data and notes)

EBITDA (2)	$11,087	$10,777	2.9%	$24,207	$24,465	(1.1)%

Statistical information:
Number of customer care centers:
Domestic	10	9		10	9
International	5	4		5	4

Total	15	13		15	13

Number of workstations, end of period:
Domestic	6,267	5,396		6,267	5,396
International	4,222	3,707		4,222	3,707

Total	10,489	9,103		10,489	9,103

Notes to Non-GAAP Financial Measures

(1)	We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to June 30.

(2)	We define EBITDA as net income plus income tax expense (benefit), depreciation and amortization, and interest expense.
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

EBITDA can be reconciled to net income, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income	$5,329	$7,736	$11,889	$18,355
Interest (income) expense	(7)	(47)	(15)	42
Income tax expense	2,806	135	6,262	286
Depreciation and amortization	2,959	2,953	6,071	5,782

EBITDA	$11,087	$10,777	$24,207	$24,465

Comparison of Results of Operations for the Thirteen Weeks Ended July 4, 2010 and June 28, 2009
Net revenue increased 17.2% to $77.4 million for the thirteen weeks ended July 4, 2010, as compared to $66.0 million for the thirteen weeks ended June 28, 2009. The increase in revenue of $11.4 million is primarily driven by growth with existing and new clients of $3.4 million in the media & publishing vertical, $3.3 million in the communications vertical, $2.4 million in the business services vertical, $1.3 million in the healthcare vertical, $0.6 million in the financial services vertical, $0.5 million in the technology vertical and $0.4 of other services, partially offset by a decline in revenue of $0.5 million in the travel & entertainment vertical.
Cost of services increased $10.4 million, or 20.5%, to $61.0 million for the thirteen weeks ended July 4, 2010, from $50.6 million for the thirteen weeks ended June 28, 2009. Direct labor increased $7.0 million, or 20.3%, primarily driven by increased volume in the domestic communications, business services, media & publishing and healthcare verticals and by decreased domestic efficiencies. Facility and other costs increased $3.4 million, or 20.8%, due to $1.6 million of increased facility costs primarily related to the addition of our second customer care center in Tucson, Arizona, the opening of a customer care center in the Dominican Republic and increased growth at our customer care centers in Green Bay, Wisconsin and Davenport, Iowa, as well as at our fourth center in the Philippines. Other facility expenses increased $1.8 million due to $0.8 million of salaries and wages associated with increased operational support, $0.4 million of increased information technology costs, $0.3 million of increased telecommunication costs associated with increased volumes domestically and off-shore and $0.3 million of other facility expenses. Cost of services as a percentage of revenue increased to 78.8% for the thirteen weeks ended July 4, 2010, as compared to 76.7% for the thirteen weeks ended June 28, 2009, primarily due to increased facility and other costs and decreased domestic efficiencies.
Gross profit increased $1.0 million, or 6.3%, to $16.4 million for the thirteen weeks ended July 4, 2010, as compared to $15.4 million for the thirteen weeks ended June 28, 2009, primarily due to increased volume in the domestic communications, business services, media & publishing and healthcare verticals, partially offset by increased facility and other costs and decreased domestic efficiencies. Gross profit margin decreased from 23.3% for the thirteen weeks ended June 28, 2009 to 21.2% for the thirteen weeks ended July 4, 2010 driven by increased facility and other costs and decreased domestic efficiencies.
Selling, general and administrative expenses were $8.1 million for the thirteen weeks ended July 4, 2010, a $0.5 million increase from $7.6 million for the thirteen weeks ended June 28, 2009. The increase is primarily due to a $0.5 million increase in stock compensation expense resulting from the acceleration of expense related to the June 2010 retirement of two members of our Board of Directors, a $0.3 million increase in compensation and benefits primarily associated with an increase in our sales personnel and a $0.3 million increase in other expenses, partially offset by a $0.3 million decrease in costs associated with the final amortization of intangible assets, a $0.2 million decrease in professional fees and a $0.1 million decrease in bad debt expense.
Operating income was $8.3 million for the thirteen weeks ended July 4, 2010, as compared to $7.8 million for the thirteen weeks ended June 28, 2009. The $0.5 million increase is the result of an increase in gross profit, partially offset by an increase in selling, general and administrative expenses.
Net interest income of less than $0.1 million for the thirteen weeks ended July 4, 2010 was primarily related to $0.1 million from the amortization of points on forward contracts, offset by $0.1 million of fees associated with the Revolving Loan Facility with PNC. Net interest income of less than $0.1 million for the thirteen weeks ended June 28, 2009 was primarily related to $0.2 million from the amortization of points on forward contracts, partially offset by $0.2 million of fees and interest associated with borrowings under the Revolving Loan Facility with PNC.
EBITDA was $11.1 million for the thirteen weeks ended July 4, 2010, an increase of $0.3 million, as compared to $10.8 million for the thirteen weeks ended June 28, 2009. The increase was primarily due to an increase in gross profit, partially offset by an increase in selling, general and administrative expenses, as noted above. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax expense was $2.8 million for the thirteen weeks ended July 4, 2010 which represents an effective rate of 34.5%. This is lower than the statutory rate due to the generation of tax credits. Our estimated cash taxes for fiscal year 2010 will be approximately 5% of income before taxes due to the utilization of net operating loss carryforwards and tax credits. Income tax expense was $0.1 million for the thirteen weeks ended June 28, 2009. This was driven by a gross income earned tax of 5% on a portion of our Philippine financial results and domestic state income taxes. The Federal tax provision was fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 1.7% effective income tax rate for the thirteen weeks ended June 28, 2009.
Net income for the thirteen weeks ended July 4, 2010 was $5.3 million, as compared to $7.7 million for the thirteen weeks ended June 28, 2009. The $2.4 million decrease was primarily due to the $2.7 million increase in income tax expense and the increase in selling, general and administrative expenses, partially offset by the improvement in gross profit, all as noted above.
Comparison of Results of Operations for the Twenty-six Weeks Ended July 4, 2010 and June 28, 2009
Net revenue increased 16.8% to $162.6 million for the twenty-six weeks ended July 4, 2010, as compared to $139.3 million for the twenty-six weeks ended June 28, 2009. The increase in revenue of $23.3 million is primarily drive by growth with existing and new clients of $9.8 million in the communications vertical, $5.9 million in the media & publishing vertical, $4.1 million in the business services vertical, $2.7 million in the healthcare vertical, $1.4 million in the financial services vertical, $0.5 million in the technology vertical and $0.4 million of other services, partially offset by a decline in revenue of $1.5 million in the travel & entertainment vertical.
Cost of services increased $20.5 million, or 19.4%, to $125.8 million for the twenty-six weeks ended July 4, 2010, from $105.3 million for the twenty-six weeks ended June 28, 2009. Direct labor increased $13.9 million, or 19.1%, primarily driven by increased volume in the domestic communications, business services and healthcare verticals, increased volume in the media & publishing vertical, both domestically and off-shore and by decreased domestic efficiencies, partially offset by lower healthcare volume off-shore and lower wage rates and employee benefits, both domestically and off-shore. Facility and other costs increased $6.6 million, or 20.2%, primarily due to $3.4 million of increased facility costs primarily related to the addition of our second customer care center in Tucson, Arizona, the opening of our fourth customer care center in the Philippines, the opening of a customer care center in the Dominican Republic and growth in our customer care centers in Green Bay, Wisconsin and Davenport, Iowa. Other facility expenses increased $3.2 million due to $1.6 million of salaries and wages associated with increased operational support, $0.6 million of telecommunication costs associated with increased volumes domestically and off-shore, $0.6 million of increased information technology costs and $0.4 million of other facility expenses. Cost of services as a percentage of revenue increased to 77.4% for the twenty-six weeks ended July 4, 2010, as compared to 75.6% for the twenty-six weeks ended June 28, 2009, as a result of increased facility and other costs and decreased domestic efficiencies.
Gross profit increased $2.8 million, or 8.4%, to $36.8 million for the twenty-six weeks ended July 4, 2010, as compared to $34.0 million for the twenty-six weeks ended June 28, 2009, primarily due to increased volume in the domestic communications, business services and healthcare verticals and increased volume in the media & publishing vertical, both domestically and off-shore, partially offset by lower healthcare volume off-shore, increased facility and other costs, and decreased domestic efficiencies. Gross profit margin decreased from 24.4% for the twenty-six weeks ended June 28, 2009 to 22.6% for the twenty-six weeks ended July 4, 2010 driven by increased facility and other costs and decreased domestic efficiencies.
Selling, general and administrative expenses were $16.3 million for the twenty-six weeks ended July 4, 2010, a 6.2% increase as compared to $15.3 million for the twenty-six weeks ended June 28, 2009. The $1.0 million increase is primarily due to a $1.0 million increase in stock compensation expense resulting from the acceleration of expense related to the June 2010 retirement of two members of our Board of Directors and the impact of an expense reversal during the first quarter of fiscal year 2009 related to options vesting at that time, but which were forfeited in earlier periods, a $0.6 million increase in compensation and benefits primarily associated with an increase in our sales and executive teams, a $0.3 million increase in travel and entertainment, and a $0.4 million net increase in other expenses, partially offset by a $0.6 million decrease in professional fees, a $0.4 million decrease in bad debt expense and a $0.3 million decrease in costs associated with the final amortization of intangible assets.

Legal settlement expense was $2.4 million for the twenty-six weeks ended July 4, 2010 and related to the settlement of the Tiffany Sharpe, et al. v. APAC Customer Services, Inc. suit. Under the terms of the agreement, which was approved by the Court on June 16, 2010, we have agreed to pay a maximum amount of $4.0 million to resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees. The $2.4 million recorded for the twenty-six weeks ended July 4, 2010 represents our estimate of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. The final amount which will ultimately be paid by us under the agreement will be determined based on the participation from eligible class members as well as the Court’s final ruling with respect to plaintiff attorneys’ fees.
Operating income was $18.2 million for the twenty-six weeks ended July 4, 2010, as compared to $18.7 million for the twenty-six weeks ended June 28, 2009. The $0.5 million decrease was the result of the estimated legal settlement of $2.4 million and the $1.0 million increase in selling, general and administrative expenses, partially offset by $2.9 million increase in gross profit, as noted above.
Net interest income of less than $0.1 million for the twenty-six weeks ended July 4, 2010 was primarily related to $0.2 million from the amortization of points on forward contracts, partially offset by $0.2 million of fees associated with the Revolving Loan Facility with PNC. Net interest expense was less than $0.1 million for the twenty-six weeks ended June 28, 2009 and was primarily related to $0.4 million of fees and interest associated with borrowings under the Revolving Loan Facility, offset by $0.4 million related to the amortization of points on forward contracts.
EBITDA was $24.2 million for the twenty-six weeks ended July 4, 2010, a decrease of $0.3 million, as compared to $24.5 million for the twenty-six weeks ended June 28, 2009. The decrease was primarily due to the estimated legal settlement and the increase in selling, general and administrative expenses, partially offset by higher gross profit, as noted above. More information concerning this non-GAAP financial measure, including the definition of EBITDA and a reconciliation of this measure to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Income tax expense was $6.3 million for the twenty-six weeks ended July 4, 2010 which represents an effective rate of 34.5%. This is lower than the statutory rate due to the generation of tax credits. Our estimated cash taxes for fiscal year 2010 will be approximately 5% of income before taxes due to the utilization of net operating loss carryforwards and tax credits. Income tax expense was $0.3 million for the twenty-six weeks ended June 28, 2009. This was driven by a gross income earned tax of 5% on a portion of our Philippine financial results and domestic state income taxes. The Federal tax provision was fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 1.5% effective income tax rate for the twenty-six weeks ended June 28, 2009.
Net income for the twenty-six weeks ended July 4, 2010 was $11.9 million, as compared to $18.4 million for the twenty-six weeks ended June 28, 2009. The $6.5 million decrease was primarily due to a $6.0 million increase in income tax expense, the estimated legal settlement expense of $2.4 million and the increase in selling, general and administrative expenses of $1.0 million, partially offset by the $2.9 million increase in gross profit, all as noted above.

Liquidity and Capital Resources
The following table sets forth our condensed consolidated statements of cash flow data for the twenty-six weeks ended July 4, 2010 and June 28, 2009, respectively.

	Twenty-Six Weeks Ended
	July 4,	June 28,
	2010	2009
	(Dollars in thousands)
Net cash provided by operating activities	$28,961	$18,118
Net cash used in investing activities	(3,967)	(5,466)
Net cash provided by (used in) financing activities	201	(4,345)
Effect of exchange rate changes on cash	(336)	680

Net increase in cash and cash equivalents	$24,859	$8,987

Operating Activities
Net cash provided by operating activities increased approximately $10.8 million to $29.0 million for the twenty-six weeks ended July 4, 2010, as compared to $18.1 million for the twenty-six weeks ended June 28, 2009. The net increase was primarily due to a reduction in accounts receivable of $9.4 million, an increase of $2.4 million for estimated legal settlement expense and a decrease in deferred tax assets of $5.5 million, partially offset by a $6.5 million decrease in net income.
Investing Activities
Net cash used in investing activities decreased $1.5 million to $4.0 million for the twenty-six weeks ended July 4, 2010, as compared to $5.5 million for the twenty-six weeks ended June 28, 2009. Cash used in investing activities for the twenty-six weeks ended July 4, 2010 consisted primarily of $2.8 million in continued investment in operational and information technology equipment and $1.2 million in capital expenditures related to client implementations. Cash used in investing activities for the twenty-six weeks ended June 28, 2009 consisted primarily of $2.3 million in capital expenditures related to the build-out of our fourth customer care center in the Philippines, $2.2 million in capital expenditures related to client implementations and $1.0 million in continued investment in operational and information technology equipment.
Financing Activities
Net cash provided by financing activities of $0.2 million for the twenty-six weeks ended July 4, 2010 relates to $0.5 million in cash received from the exercise of stock options, partially offset by $0.3 million in payments on capital leases. Net cash used in financing activities of $4.3 million for the twenty-six weeks ended June 28, 2009 is the result of net payments of $6.1 million against the Revolving Loan Facility, offset by $1.8 million cash received from the exercise of stock options.

Bank Financing
As of July 4, 2010, there were no outstanding borrowings under the Revolving Loan Agreement and we had cash and cash equivalents of $45.4 million.
During the twenty-six weeks ended July 4, 2010, we were party to a Revolving Credit and Security Agreement, as amended, (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides us with up to a $40.0 million revolving loan facility which expires in May 2011. The Revolving Loan Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Revolving Loan Agreement prohibit us (with limited exceptions) from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments. Our ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from our clients.
We had approximately $29.1 million of undrawn borrowing capacity under the Revolving Loan Agreement as of July 4, 2010, based upon borrowing base calculations. We were in compliance with our financial covenants as of July 4, 2010.
Future Liquidity
We expect that our cash balances of $45.4 million, cash flows from operations and available borrowings of $29.1 million under our Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures and repay debt obligations for the next twelve months.
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
The impact from foreign currency exchange rates has become significant due to the change in the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations in the Philippines. We manage this risk through a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines’ share of revenue. Forward contracts to purchase approximately 1,017 million Philippine pesos at a U.S. dollar notional of $21.5 million were outstanding as of July 4, 2010.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of July 4, 2010, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 4, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended July 4, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
On May 27, 2009, a purported collective/class action complaint captioned Tiffany Sharpe, et al. v. APAC Customer Services, Inc. was filed in the United States District Court for the Western District of Wisconsin. On behalf of the named plaintiff, a non-exempt call center employee, and other similarly situated individuals, the complaint asserted violations under the Federal Fair Labor Standards Act (FLSA) related to overtime compensation and wage records. The complaint also asserted violations under Wisconsin Wage Payment and Overtime Compensation Laws based upon the same alleged facts. The complaint purported to allege claims as a nationwide collective action under federal law, as well as a class action under Wisconsin state law. The complaint sought various forms of relief, including injunctive relief, unpaid overtime wages, liquidated damages, interest, and attorneys’ fees and costs. On January 8, 2010, the court entered an order which conditionally certified the case as a collective action under the FLSA.
In March 2010, we entered into an agreement to resolve the collective action. On June 16, 2010, the Court entered an order approving the resolution of all claims under the FLSA collective action. Under the terms of the agreement, we agreed to pay a maximum amount of $4.0 million to resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees. As a result, we recorded a charge of $2.4 million for the thirteen weeks ended April 4, 2010 which represents our estimate of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. The final amount which will ultimately be paid by us under the agreement will be determined based on the participation from eligible class members as well as the Court’s final ruling with respect to plaintiff attorneys’ fees.
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

APAC Customer Services, Inc.

Date: August 11, 2010	By:	/s/ Arthur D. DiBari
Arthur D. DiBari
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2010	By:	/s/ Andrew B. Szafran
Andrew B. Szafran
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2010	By:	/s/ Joseph R. Doolan
Joseph R. Doolan
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description

3.1
Amended and Restated Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

3.2
Second Amended and Restated Bylaws of APAC Customer Services, Inc., dated August 20, 2007, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated August 22, 2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

10.1	Employment agreement with Eric Tinch, dated April 1, 2010, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated April 12, 2010.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.