Form 10-Q
period 2010-10-03
APAC CUSTOMER SERVICES, INC
filed 2010-11-09
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 3, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition Period From                      to
Commission file number: 0-26786
APAC Customer Services, Inc.
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-2777140 (I.R.S. Employer Identification No.)
Bannockburn Lake Office, 2201 Waukegan Road, Suite 300, Bannockburn, Illinois 60015
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
Yes ☐     No ☑
There were 52,733,500 common shares, $0.01 par value per share, outstanding as of November 5, 2010.

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
•
Our success is subject to the terms of our client contracts and if we are unable to continue operating under existing client contracts or renew existing client contracts with terms favorable to us, our results of operations and financial condition may be adversely affected by the loss of clients or by the less favorable terms.

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
In various places throughout this Quarterly Report on Form 10-Q we use certain non-GAAP financial measures when describing our performance. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets or statements of cash flows of a company. We believe that non-GAAP financial measures provide meaningful supplemental information and are useful in understanding our results of operations and analyzing of trends because they exclude certain charges such as interest, taxes and depreciation and amortization expenses that are not part of our ordinary business operations. We also believe that non-GAAP financial measures are useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision-making. In addition, we believe investors, analysts and lenders benefit from referring to non-GAAP measures when assessing our performance and expectations of our future performance. However, this information should not be used as a substitute for our GAAP financial information; rather it should be used in conjunction with financial statement information contained in our unaudited condensed consolidated financial statements prepared in accordance with GAAP. We discuss non-GAAP financial measures in Item 2 of this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Pursuant to the requirements of Regulation G, we have provided a reconciliation of all non-GAAP financial measures to the most directly comparable GAAP financial measure in Item 2 of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 3,	January 3,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,743	$20,557
Accounts receivable, net	41,164	45,358
Deferred tax assets, current	6,567	14,593
Other current assets	8,864	6,323

Total current assets	106,338	86,831

Property and equipment, net	24,318	25,653
Goodwill	13,338	13,338
Other intangible assets, net	230	1,028
Deferred tax assets, non-current	10,170	10,170
Other assets	2,043	1,585

Total assets	$156,437	$138,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital leases — current portion	$670	$397
Accounts payable	2,580	2,770
Income taxes payable	—	365
Accrued payroll and related items	20,232	21,964
Accrued liabilities	13,906	9,190

Total current liabilities	37,388	34,686

Other non-current liabilities	3,585	4,171
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 52,892,438 shares issued and 52,732,500 outstanding at October 3, 2010, and 52,318,726 shares issued and outstanding at January 3, 2010	529	523
Additional paid-in capital	109,015	109,818
Accumulated earnings (deficit)	4,845	(11,688)
Accumulated other comprehensive income	1,874	1,095
Treasury shares: 159,938 and 0 shares at cost at October 3, 2010, and January 3, 2010, respectively	(799)	—

Total shareholders’ equity	115,464	99,748

Total liabilities and shareholders’ equity	$156,437	$138,605

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009

Net revenue	$76,878	$68,360	$239,518	$207,648
Cost of services	62,032	54,195	187,849	159,529

Gross profit	14,846	14,165	51,669	48,119

Operating expenses:
Selling, general and administrative expenses	7,430	7,489	23,692	22,813
Legal settlement	(556)	—	1,851	4
Severance and other charges	1,268	20	1,256	(7)

Total operating expenses	8,142	7,509	26,799	22,810

Operating income	6,704	6,656	24,870	25,309
Other (income) expense, net	(247)	(15)	(217)	(45)
Interest (income) expense, net	(24)	(60)	(39)	(18)

Income before income taxes	6,975	6,731	25,126	25,372
Income tax expense	2,331	143	8,593	429

Net income	$4,644	$6,588	$16,533	$24,943

Net income per share:
Basic	$0.09	$0.13	$0.32	$0.49

Diluted	$0.08	$0.12	$0.30	$0.46

Weighted average number of shares outstanding:
Basic	52,571	51,835	52,452	51,352

Diluted	54,744	55,199	54,807	53,962

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 3,	September 27,
	2010	2009
Operating activities:
Net income	$16,533	$24,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,840	8,711
Deferred income taxes	8,026	—
Stock compensation expense	1,856	509
Amortized gain on sale leaseback	(93)	(70)
(Gain) loss on sale of property and equipment	(1)	7
Income taxes payable	(365)	370
Change in operating assets and liabilities	167	(8,180)

Net cash provided by operating activities	34,963	26,290

Investing activities:
Purchases of property and equipment, net	(5,325)	(7,965)
Net proceeds from sale of property and equipment	1	1

Net cash used in investing activities	(5,324)	(7,964)

Financing activities:
Net payments under revolving credit facility	—	(6,100)
Payment of capital lease obligations	(445)	(59)
Stock option transactions, including related excess income tax benefits	533	2,264
Purchase of treasury stock	(799)	—

Net cash used in financing activities	(711)	(3,895)

Effect of exchange rate change on cash	258	1,127

Net increase in cash and cash equivalents	29,186	15,558

Cash and cash equivalents:
Beginning balance	20,557	618

Ending balance	$49,743	$16,176

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
The Company’s international customer care centers use their local currency, the Philippine peso and the Dominican peso, as their functional currency. Assets and liabilities of international customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the respective periods. All inter-company transactions and balances have been eliminated. The balance sheet at October 3, 2010 has been derived from the unaudited financial statements at that date and includes all of the information and notes required by GAAP for interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to September 30. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31.
2. New Accounting Pronouncements
Fair Value
In January 2010, the Financial Accounting Standards Board (FASB) issued guidance amending Accounting Standards Codification (ASC) Topic 820 “Fair Value Measurements and Disclosures”. ASC Sub-topic 820-10 and related guidance was amended to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance effective January 4, 2010, the beginning of the Company’s current fiscal year, did not have a material impact on the Company’s unaudited condensed consolidated financial statements. See Note 12 for disclosures associated with the adoption of this guidance.
Revenue Recognition
In October 2009, the FASB issued guidance on ASC Topic 605 “Revenue Recognition” related to revenue arrangements with multiple deliverables, which revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
Subsequent Events
In February 2010, the FASB issued guidance amending Topic 855 “Subsequent Events”, to clarify that while SEC filers are required to evaluate subsequent events through the date financial statements are issued, they will not be required to disclose the date through which subsequent events have been evaluated. This guidance is effective as of February 24, 2010. The Company adopted this guidance during the fiscal quarter ended April 4, 2010. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements. See Note 15 for disclosures associated with the adoption of this guidance.
3. Accrued Liabilities
The components of other current accrued liabilities included in the unaudited condensed consolidated balance sheets are as follows:

	October 3,	January 3,
	2010	2010
Option repurchase obligation (1)	$3,186	$—
Non-qualified retirement plan liability	2,228	1,931
Accrued legal settlement (2)	1,850	—
Deferred rent	868	1,134
Accrued professional fees	853	719
Accrued severance costs	776	261
Accrued capital expenditures	610	890
Accrued workers’ compensation	564	929
Accrued telecommunications expense	493	961
Accrued temporary labor	347	839
Other accrued liabilities	2,131	1,526

Total	$13,906	$9,190

(1)	For more information regarding the option repurchase obligation, see Note 9.

(2)	For more information regarding the accrued legal settlement, see Note 7.
4. Goodwill and Other Intangible Assets
There were no changes in goodwill for the thirty-nine weeks ended October 3, 2010. As of October 3, 2010 and January 3, 2010, the Company had $13.3 million of goodwill.
The identifiable intangible assets of the Company include acquired customer relationships and internally developed software. The acquired customer relationships have a gross carrying value of $28.5 million and accumulated amortization of $28.5 million and $27.6 million as of October 3, 2010 and January 3, 2010, respectively. The acquired customer relationships have been fully amortized as of the second quarter of 2010. The internally developed software has a gross carrying value of $0.5 million and $0.3 million as of October 3, 2010 and January 3, 2010, respectively, and accumulated amortization of $0.3 million as of October 3, 2010 and $0.2 million as of January 3, 2010. Total amortization expense related to intangible assets was less than $0.1 million and $0.6 million for the thirteen weeks ended October 3, 2010 and September 27, 2009, respectively, and $1.0 million and $1.8 million for the thirty-nine weeks ended October 3, 2010 and September 29, 2009, respectively.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
5. Accounting for Stock-Based Compensation
The Company has a share-based incentive compensation plan for employees and non-employee directors, which authorizes the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 1.0 million shares are available for future grants at October 3, 2010.
Total stock-based compensation expense was $0.7 million and $0.3 million for the thirteen weeks ended October 3, 2010 and September 27, 2009, respectively. For the thirty-nine weeks ended October 3, 2010 and September 27, 2009, total stock-based compensation expense was $1.9 million and $0.5 million, respectively. As of October 3, 2010, there was $6.9 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately 3.6 years.
A summary of the Company’s non-vested common share grant activity during the thirty-nine weeks ended October 3, 2010 is presented below:

Number of Shares
Outstanding on January 3, 2010	25,000
Granted	250,000
Issued	(25,000)
Forfeited	—
Expired	—

Outstanding on October 3, 2010	250,000

During the thirty-nine weeks ended October 3, 2010, the Company awarded 250,000 non-vested common shares at a weighted average value per share of $5.23. The Company did not award non-vested common shares during the thirty-nine weeks ended September 27, 2009.
A summary of the Company’s stock option grant activity during the thirty-nine weeks ended October 3, 2010 is presented below:

					Weighted Average
	Number of	Grant Price Range Per			Exercise Price Per	Aggregate
	Options	Share			Share	Intrinsic Value
Outstanding on January 3, 2010	6,136,677	$0.79	–	$11.63	$2.24
Granted	1,470,290	4.91	–	6.43	5.45
Exercised	(323,712)	1.06	–	3.57	1.65
Forfeited	(137,500)	1.49	–	5.53	5.11
Expired (1)	(927,000)	1.21	–	11.63	1.44

Outstanding on October 3, 2010	6,218,755	$0.79	–	$6.43	$3.08	$16,098

Exercisable on October 3, 2010	2,924,649	$0.79	–	$6.05	$2.34	$9,693

(1)
Includes 900,000 options that expired in September 2010 as part of the Company’s severance agreement with Michael Marrow, its former President and CEO. At the time of Mr. Marrow’s resignation, all unvested options included in his February 25, 2008 option grant immediately vested and then were expired as part of the terms of an option repurchase agreement.

Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
6. Comprehensive Income
Comprehensive income for the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Net income	$4,644	$6,588	$16,533	$24,943
Foreign currency translation adjustment	392	121	415	17
Unrealized gain on derivative contracts	730	494	364	1,108

Total comprehensive income	$5,766	$7,203	$17,312	$26,068

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
In March 2010, the Company entered into an agreement to resolve the collective action. On June 16, 2010, the Court entered an order approving the resolution of all claims under the FLSA collective action. Under the terms of the agreement, the Company agreed to pay a maximum amount of $4.0 million to resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees. As a result, the Company recorded a charge of $2.4 million for the thirteen weeks ended April 4, 2010 which represents its estimate at the time of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions.
Based on the court’s final order approving the agreement, (including setting the amount of plaintiffs’ attorneys’ fees) and a revised estimated rate of participation from eligible class members, the Company has reduced the previously recorded liability by $550,000 during the thirteen weeks ended October 3, 2010 to an adjusted recorded liability of $1.85 million, which reflects the Company’s revised expectation of the final amount which will ultimately be paid. The final amount recorded by the Company may need to be adjusted further in the future based on the final participation of eligible class members.
The Company denied and continues to deny the allegations in the complaint and contends that its policies and practices regarding compensation were proper and in compliance with the law at all times. The Company denies all liability and wrongdoing in this case, but decided to settle this lawsuit in order to avoid the distraction and additional legal expenses that would otherwise be incurred.
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
8. Debt
As of October 3, 2010, there were no outstanding borrowings under the Revolving Loan Agreement and the Company had cash and cash equivalents of $49.7 million.
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
The Company was in compliance with its financial covenants related to the Revolving Loan Agreement as of October 3, 2010.
9. Severance and Other Charges
In September 2010, Michael Marrow resigned as the Company’s President and Chief Executive Officer. The Company recorded $1.3 million in severance and other charges for the thirteen and thirty-nine weeks ended October 3, 2010. Cash payments related to severance and other charges are payable through December 2012.
An additional $0.3 million of accelerated stock compensation expense was recorded directly in selling, general and administrative expense as part of overall stock compensation expense and was the result of the immediate vesting of all remaining unvested options included in Mr. Marrow’s February 25, 2008 option grant.
The Company has a repurchase obligation of $3.2 million related to these vested stock options as part of the Company’s severance agreement with Mr. Marrow. The full amount of this repurchase was charged to equity in accordance with ASC 718-20-35-7 “Repurchases or Cancellations of Awards of Equity Instruments”.

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
Income tax expense for the thirteen and thirty-nine weeks ended October 3, 2010 was $2.3 million and $8.6 million, respectively. This results in an effective income tax rate of 33.4% and 34.2% for the thirteen weeks and thirty-nine weeks ended October 3, 2010, respectively, which is lower than the statutory rate due to the generation of tax credits. Income tax expense for the thirteen and thirty-nine weeks ended September 27, 2009, was $0.1 million and $0.4 million, respectively. This was driven by a gross income earned tax of 5% on a portion of our Philippine financial results and certain state income taxes on our domestic financial results. The federal tax provision for the thirteen and thirty-nine weeks ended September 27, 2009 was fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 2.1% effective tax rate for the thirteen weeks ended September 27, 2009 and a 1.7% effective income tax rate for the thirty-nine weeks ended September 27, 2009.
11. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares plus the effect of dilutive potential common shares outstanding and non-vested common shares using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
	(In thousands, except earnings per share)

Net income	$4,644	$6,588	$16,533	$24,943

Shares used in basic per share calculation	52,571	51,835	52,452	51,352
Effects of dilutive securities:
Stock options	2,172	3,339	2,351	2,585
Non-vested stock	1	25	4	25

Shares used in diluted per share calculation	54,744	55,199	54,807	53,962

Net income per share:
Basic	$0.09	$0.13	$0.32	$0.49

Diluted	$0.08	$0.12	$0.30	$0.46

For the thirteen and thirty-nine weeks ended October 3, 2010, options to purchase 1.5 million and 1.2 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the thirteen and thirty-nine weeks ended September 27, 2009, options to purchase 0.5 million and 0.9 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 3, 2010:

	Fair Value Measurements as of October 3, 2010
	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$45,789	$—	$—
Non-qualified retirement plan(2)	2,228	—	—
Foreign currency derivative contracts(3)	—	1,199	—
Non-current investments(4)	363	—	—
Liabilities:
Non-qualified retirement plan obligation(2)	$2,228	$—	$—

(1)	Cash equivalents: The carrying amount of these items approximates fair value at period end.

(2)
Non-qualified retirement plan: The Company maintains a non-qualified retirement plan (Select Plan) for highly compensated employees who are limited in the amount of contributions that they can make in the Company’s 401-K plan. As of October 3, 2010, the fair value of investments in the Select Plan totaled $2.2 million and is reflected on the Company’s balance sheet in other current assets. The related obligation to employees participating in the Select Plan, which will always equal the fair value of the investments, are recorded on the Company’s balance sheet in other current liabilities.

(3)
Foreign currency derivative contracts: The carrying amount of these items is based on valuations provided by the counter-party institution, but there are no guaranteed selling prices for these forward currency contracts.

(4)
Non-current investments: The carrying amount of these items, which represent Philippine treasury bills, approximates fair value as of October 3, 2010 and is recorded as a component of other assets on the Company’s balance sheet.

The carrying amounts of accounts receivable, accounts payable and short-term debt approximate fair value.
There were no transfers of assets or liabilities between Level 1 and Level 2 during the thirteen and thirty-nine weeks ended October 3, 2010.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
13. Derivative Instruments
The Company uses forward contracts to mitigate foreign currency risk. The Company’s derivatives are designated as cash flow hedges to the extent that the instruments qualify for accounting as a hedging instrument; therefore, the effective portion of gains and losses that result from changes in fair value of the derivative instruments are recorded in accumulated other comprehensive income (OCI) until the hedged transaction affects income, at which time gains and/or losses are realized. The Company expects these amounts to be reclassified into earnings over the next eighteen months. If the instrument does not qualify for accounting as a hedge, the change in the value of the instrument during the reporting period is recorded immediately to earnings. The Company assesses hedge effectiveness each reporting period.
The objective of the foreign currency hedge contract is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines share of revenue. The Company currently engages in forward contracts with two major financial credit institutions. Forward contracts to purchase approximately 977 million Philippine pesos at a U.S. dollar notional of $20.9 million were outstanding as of October 3, 2010.
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
At October 3, 2010 and January 3, 2010, the fair value carrying amount of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives
		Fair Value
	Balance Sheet	October 3,	January 3,
	Location	2010	2010
Derivatives designated as hedging instruments:
Foreign currency contracts	Other Current Assets	$1,199	$657

Total derivatives		$1,199	$657

	Liability Derivatives
		Fair Value
	Balance Sheet	October 3,	January 3,
	Location	2010	2010
Derivatives designated as hedging instruments:
Foreign currency contracts	Accrued Liabilities	$—	$15

Total derivatives		$—	$15

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
The Company did not have any derivatives not designated as hedging instruments for the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009. The effect of derivative instruments on the unaudited condensed consolidated statement of operations for the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009 was as follows:

	Thirteen Weeks Ended
Derivatives	Amount of Gain (Loss)					Gain (Loss) Recognized in Income on
Designated as	Recognized in OCI on		Gain (Loss) Reclassified from Accumulated			Derivatives (Ineffective Portion and Amount
Cash Flow	Derivatives (Effective Portion)		OCI into Income (Effective Portion)			Excluded from Effectiveness Testing)
Hedging	October 3,	September 27,		October 3,	September 27,		October 3,	September 27,
Instruments	2010	2009	Location	2010	2009	Location	2010	2009
Foreign currency contracts	$730	$494	Cost of Services	$158	$(240)	na	$—	$—

	Thirty-Nine Weeks Ended
Derivatives	Amount of Gain (Loss)					Gain (Loss) Recognized in Income on
Designated as	Recognized in OCI on		Gain (Loss) Reclassified from Accumulated			Derivatives (Ineffective Portion and Amount
Cash Flow	Derivatives (Effective Portion)		OCI into Income (Effective Portion)			Excluded from Effectiveness Testing)
Hedging	October 3,	September 27,		October 3,	September 27,		October 3,	September 27,
Instruments	2010	2009	Location	2010	2009	Location	2010	2009
Foreign currency contracts	$364	$1,108	Cost of Services	$623	$(1,183)	na	$—	$—
14. Reclassifications
Certain immaterial amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
15. Subsequent Events
The Company evaluated all events or transactions that occurred after the balance sheet date of October 3, 2010. The Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this report and our audited consolidated financial statements which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. Our management’s discussion and analysis contains “forward-looking statements”. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events and are subject to known and unknown risks and uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. See “Forward Looking Statements and Factors That May Affect Future Results” on page 3 and page 4 of this Quarterly Report on Form 10-Q and Item 1A in Part II of this Quarterly Report on Form 10-Q.
Overview
We are a leading provider of customer care services and solutions to market leaders in the communications, healthcare, business services, media & publishing, travel & entertainment, financial services, and technology industries. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international, and client-owned locations. As of October 3, 2010, we operated 15 customer care centers: eight domestic, two domestic client-owned facilities, four off-shore centers located in the Philippines and one near-shore facility located in the Dominican Republic. As of October 3, 2010, our domestic operations consisted of approximately 6,300 workstations and our international operations consisted of approximately 4,300 workstations.
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
Throughout 2010, we have continued to see improvement in our financial performance. Our revenue increased 15.3% to $239.5 million for the thirty-nine weeks ended October 3, 2010, as compared to $207.6 million for the thirty-nine weeks ended September 27, 2009. Our gross profit increased $3.6 million to $51.7 million for the thirty-nine weeks ended October 3, 2010, as compared to $48.1 million for the thirty-nine weeks ended September 27, 2009. Operating cash flow continued to be strong resulting in a cash position of $49.7 million as of October 3, 2010.
During 2010, we have also benefited from the addition of several new clients, the result of increasing our sales efforts. In addition, we have expanded our client services team to ensure we are continually focused on enhancing the quality, dependability and overall value of the services we provide for our clients.
In September 2010, current board member Kevin T. Keleghan was appointed as our new President and Chief Executive Officer. He succeeds Michael P. Marrow, who resigned at the same time. Mr. Keleghan will continue to serve as a member of the board.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Certain of our accounting policies are considered critical, due to the level of subjectivity and judgment necessary in applying these policies and because the impact of these estimates and assumptions on our financial condition and operating performance may be material. On an ongoing basis, we evaluate our estimates and judgments in these areas based on historic experience and other relevant factors. The estimates as of the date of the financial statements reflect our best judgment giving consideration to all currently available facts and circumstances. We believe our estimates and judgments are reasonable, however, actual results and the timing of the recognition of such amounts could differ from those estimates.
We have used methodologies that are consistent from year to year in all material respects. We have identified the following accounting policies and estimates that we believe are most critical in the preparation of our unaudited condensed consolidated financial statements: accounting for derivatives, allowance for doubtful accounts, accounting for employee benefits, revenue recognition, intangible assets, restructuring charges, accounting for stock-based compensation and income taxes. For details concerning these critical accounting policies and estimates see Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 3 to our audited consolidated financial statements which appears in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. Any deviation from these policies or estimates could have a material impact on our unaudited condensed consolidated financial statements.

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009, respectively. Certain additional components of cost of services have been included as we believe they would enhance an understanding of our results of operations. All amounts in the table below are presented in thousands.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 3,	September 27,	Fav (Unfav)	October 3,	September 27,	Fav (Unfav)
	2010	2009	% Change	2010	2009	% Change

Net Revenue	$76,878	$68,360	12.5%	$239,518	$207,648	15.3%

Cost of Services:
Direct labor	41,295	37,648	(9.7)	127,667	110,168	(15.9)
Other facility expenses	20,737	16,547	(25.3)	60,182	49,361	(21.9)

Total cost of services	62,032	54,195	(14.5)	187,849	159,529	(17.8)

Percentage of revenue	80.7%	79.3%	—	78.4%	76.8%	—

Gross profit	14,846	14,165	4.8	51,669	48,119	7.4
Gross profit margin	19.3%	20.7%	—	21.6%	23.2%	—

Operating Expenses:
Selling, general & administrative expenses	7,430	7,489	0.8	23,692	22,813	(3.9)
Legal settlement	(556)	—	*	1,851	4	*
Severance and other charges	1,268	20	*	1,256	(7)	*

Total operating expenses	8,142	7,509	(8.4)	26,799	22,810	(17.5)

Operating income	6,704	6,656	0.7	24,870	25,309	(1.7)
Other (income) expense, net	(247)	(15)	*	(217)	(45)	382.2
Interest (income) expense, net	(24)	(60)	(60.0)	(39)	(18)	116.7

Income before income taxes	6,975	6,731	3.6	25,126	25,372	(1.0)
Income tax expense	2,331	143	*	8,593	429	*

Net income	$4,644	$6,588	(29.5)%	$16,533	$24,943	(33.7)%

*	Means that the percentage change is not meaningful
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP, we present EBITDA and adjusted EBITDA, which are defined as non-GAAP financial measures. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. The items excluded from these non-GAAP financial measures are significant components of our financial statements and must be considered in performing a comprehensive analysis of our overall financial results.
We believe these non-GAAP financial measures provide meaningful supplemental information and are useful in understanding our results of operations and analyzing trends because they exclude certain charges that are not part of our ordinary business operations.
EBITDA and adjusted EBITDA are measures used by our lenders, investors and analysts to evaluate our financial performance and our ability to pay interest and repay debt. These measures are also indicative of our ability to fund the capital investments necessary for our continued growth. We use these measures, together with our GAAP financial metrics, to assess our financial performance, allocate resources, measure our performance against debt covenants and evaluate our overall progress towards meeting our long-term financial objectives.

We believe that these non-GAAP financial measures are useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision making. In addition, we believe investors, analysts and lenders benefit from referring to EBITDA and adjusted EBITDA when assessing our performance and expectations of our future performance. However, this information should not be used as a substitute for our GAAP financial information; rather it should be used in conjunction with financial statement information contained in our unaudited condensed consolidated financial statements presented in accordance with GAAP.
Our calculation of EBITDA and adjusted EBITDA may not be consistent with calculations of similar measures used by other companies. The accompanying notes have more details on the GAAP financial measure that is most directly comparable to our non-GAAP financial measure and the related reconciliation between these financial measures.

	Thirteen Weeks Ended (1)			Thirty-Nine Weeks Ended
	October 3,	September 27,		October 3,	September 27,
	2010	2009	Fav (Unfav)	2010	2009	Fav (Unfav)
	(Dollars in thousands except statistical data and notes)

EBITDA (2)	$9,720	$9,600	1.3%	$33,927	$34,065	(0.4)%

Adjusted EBITDA (2)	$10,694	$9,620	11.2%	$37,602	$34,062	10.4%

Statistical information:
Number of customer care centers:
Domestic	10	9		10	9
International	5	4		5	4

Total	15	13		15	13

Number of workstations, end of period:
Domestic	6,288	5,391		6,288	5,391
International	4,279	3,879		4,279	3,879

Total	10,567	9,270		10,567	9,270

Notes to Non-GAAP Financial Measures

(1)	We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to September 30.
(2)    We define EBITDA as net income plus income tax expense (benefit), depreciation and amortization, and interest expense. We define adjusted EBITDA as EBITDA adjusted for legal settlement expense, severance and other charges and the acceleration of certain stock compensation expense.
EBITDA and adjusted EBITDA are measures used by our lenders, investors and analysts to evaluate our financial performance and our ability to pay interest and repay debt. These measures are also indicative of our ability to fund the capital investments necessary for our continued growth. We use these measures, together with our GAAP financial metrics, to assess our financial performance, allocate resources, measure our performance against debt covenants and evaluate our overall progress towards meeting our long-term financial objectives.
EBITDA and adjusted EBITDA are not intended to be considered in isolation or used as a substitute for net income or cash flow from operations data presented in accordance with GAAP or as a measure of liquidity. The items excluded from EBITDA and adjusted EBITDA are significant components of our statements of operations and must be considered in performing a comprehensive assessment of our overall financial results.

EBITDA and adjusted EBITDA can be reconciled to net income, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income	$4,644	$6,588	$16,533	$24,943
Interest (income) expense, net	(24)	(60)	(39)	(18)
Income tax expense	2,331	143	8,593	429
Depreciation and amortization	2,769	2,929	8,840	8,711

EBITDA	$9,720	$9,600	$33,927	$34,065

Legal settlement	(556)	—	1,851	4
Severance and other charges	1,268	20	1,256	(7)
Accelerated stock compensation expense (a)	262	—	568	—

Adjusted EBITDA	$10,694	$9,620	$37,602	$34,062

(a)
Accelerated stock compensation expense resulting from the acceleration of the vesting of the stock options related to the June 2010 retirement of two members of our Board of Directors and the September 2010 severance agreement with our former President and CEO.

Comparison of Results of Operations for the Thirteen Weeks Ended October 3, 2010 and September 27, 2009
Net revenue increased 12.5% to $76.9 million for the thirteen weeks ended October 3, 2010, as compared to $68.4 million for the thirteen weeks ended September 27, 2009. The increase in revenue of $8.5 million is primarily driven by growth from existing and new clients of $5.6 million in the media & publishing vertical, $3.6 million in the business services vertical, $1.4 million in the healthcare vertical, $1.1 million in the technology vertical and $0.6 million of other services, partially offset by a decline of $3.8 million in the communications vertical.
Cost of services increased $7.8 million, or 14.5%, to $62.0 million for the thirteen weeks ended October 3, 2010, from $54.2 million for the thirteen weeks ended September 27, 2009. Direct labor increased $3.6 million, or 9.7%, primarily driven by increased volume in the media & publishing, healthcare and technology verticals both domestically and off-shore, increased volume in the domestic business services vertical, and higher wage rates and employee benefits domestically, partially offset by increased domestic efficiencies. Facility and other costs increased $4.2 million, or 25.3%, due to $2.4 million of increased facility costs primarily related to the addition of our second customer care center in Tucson, Arizona, the opening of a customer care center in the Dominican Republic and increased growth at our customer care center in Davenport, Iowa, as well as at our fourth center in the Philippines. Other facility expenses increased $1.8 million due to $0.5 million of salaries and wages associated with increased operational support, $0.4 million of increased information technology costs, $0.2 million of increased telecommunications costs associated with increased volumes domestically and off-shore and $0.7 million of other facility expenses. Cost of services as a percentage of revenue increased to 80.7% for the thirteen weeks ended October 3, 2010, as compared to 79.3% for the thirteen weeks ended September 27, 2009, primarily due to increased facility and other costs.
Gross profit increased $0.6 million, or 4.8%, to $14.8 million for the thirteen weeks ended October 3, 2010, as compared to $14.2 million for the thirteen weeks ended September 29, 2010, primarily due to increased revenue volume, as noted above. Gross profit margin decreased from 20.7% for the thirteen weeks ended September 27, 2009 to 19.3% for the thirteen weeks ended October 3, 2010, driven by increased facility and other costs.
Selling, general and administrative expenses were $7.4 million for the thirteen weeks ended October 3, 2010, a $0.1 million decrease from $7.5 million for the thirteen weeks ended September 27, 2009. The decrease is primarily due to a $0.6 million decrease in costs associated with the final amortization of intangible assets and a reduction in salaries and compensation expense of $0.3 million, partially offset by a $0.3 million increase in stock compensation expense resulting from the acceleration of the vesting of the stock options related to the September 2010 severance agreement with our former President and CEO and a $0.5 million net increase in other expenses.
Legal settlement expense decreased $0.6 million for the thirteen weeks ended October 3, 2010 as the result of a revision to the previously recorded liability related to the settlement of the Tiffany Sharpe, et al. v. APAC Customer Services, Inc. suit. The decrease reflects our revised expectation of the final amount which will ultimately be paid. For more information regarding legal settlement expense, see Note 7 of our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Severance and other charges were $1.3 million for the thirteen weeks ended October 3, 2010 and related to the September 2010 resignation of our former President and CEO. For more information regarding severance and other charges, see Note 9 of our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating income remained constant at $6.7 million for the thirteen weeks ended October 3, 2010 and September 27, 2009. The impact of the expense recorded for severance and other charges was fully offset by the increase in gross profit, decrease in legal settlement expense and decline in selling, general and administrative recorded for the thirteen weeks ended October 3, 2010.
Net interest income of less than $0.1 million for the thirteen weeks ended October 3, 2010 was primarily related to $0.1 million from the amortization of points on forward contracts, offset by $0.1 million of fees associated with the Revolving Loan Facility with PNC. Net interest income of less than $0.1 million for the thirteen weeks ended September 27, 2009 was primarily related to $0.2 million from the amortization of points on forward contracts, partially offset by $0.1 million of fees and interest associated with borrowings under the Revolving Loan Facility with PNC.

EBITDA was $9.7 million for the thirteen weeks ended October 3, 2010, an increase of $0.1 million, as compared to $9.6 million for the thirteen weeks ended September 27, 2009. Adjusting for the legal settlement expense, severance and other charges and the acceleration of certain stock compensation expense, adjusted EBITDA improved $1.1 million to $10.7 million for the thirteen weeks ended October 3, 2010 from $9.6 million for the thirteen weeks ended September 27, 2009 primarily due to the favorable impact of the increase in gross profit and decrease in selling, general and administrative expenses, as noted above. More information concerning these non-GAAP financial measures, including the definition of EBITDA and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Income tax expense was $2.3 million for the thirteen weeks ended October 3, 2010 which represents an effective rate of 33.4%. This is lower than the statutory rate due to the generation of tax credits. We estimate that our cash paid for income taxes for fiscal year 2010 will be less than 5% of income before taxes due to the utilization of net operating loss carryforwards and tax credits. Income tax expense was $0.1 million for the thirteen weeks ended September 27, 2009. This was driven by a gross income earned tax of 5% on a portion of our Philippine financial results and domestic state income taxes. The Federal tax provision was fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 2.1% effective income tax rate for the thirteen weeks ended September 27, 2009.
Net income for the thirteen weeks ended October 3, 2010 was $4.6 million, as compared to $6.6 million for the thirteen weeks ended September 27, 2009. The $2.0 million decrease was primarily due to the $2.2 million increase in income tax expense, partially offset by a $0.2 million increase in net other income.
Comparison of Results of Operations for the Thirty-nine Weeks Ended October 3, 2010 and September 27, 2009
Net revenue increased 15.3% to $239.5 million for the thirty-nine weeks ended October 3, 2010, as compared to $207.6 million for the thirty-nine weeks ended September 27, 2009. The increase in revenue of $31.9 million is primarily driven from growth with existing and new clients of $11.5 million in the media & publishing vertical, $7.7 million in the business services vertical, $6.0 million in the communications vertical, $4.1 million in the healthcare vertical, $1.6 million in the technology vertical, $1.5 million in the financial services vertical and $1.2 million of other services, partially offset by a decline in revenue of $1.7 million in the travel & entertainment vertical.
Cost of services increased $28.3 million, or 17.8%, to $187.8 million for the thirty-nine weeks ended October 3, 2010, from $159.5 million for the thirty-nine weeks ended September 27, 2009. Direct labor increased $17.5 million, or 15.9%, primarily driven by increased volume in the media & publishing vertical, both domestically and off-shore, increased volume in the domestic business services, communications, healthcare, technology and financial services verticals, higher wage rates and benefits domestically and decreased domestic efficiencies, partially offset by improved off-shore efficiencies and lower off-shore wage rates and benefits. Facility and other costs increased $10.8 million, or 21.9%, primarily due to $5.9 million of increased facility costs primarily related to the addition of our second customer care center in Tucson, Arizona, the opening of our fourth customer care center in the Philippines and the opening of a customer care center in the Dominican Republic, all of which took place in 2009, and growth in our customer care centers in Green Bay, Wisconsin and Davenport, Iowa. Other facility expenses increased $4.9 million due to $2.1 million of salaries and wages associated with increased operational support, $0.9 million of increased information technology costs, $0.8 million of telecommunication costs associated with increased volumes domestically and off-shore and $1.1 million of other facility expenses. Cost of services as a percentage of revenue increased to 78.4% for the thirty-nine weeks ended October 3, 2010, as compared to 76.8% for the thirty-nine weeks ended September 27, 2009, as a result of increased facility and other costs, higher domestic wage rates and benefits, and decreased domestic efficiencies.
Gross profit increased $3.6 million, or 7.4%, to $51.7 million for the thirty-nine weeks ended October 3, 2010, as compared to $48.1 million for the thirty-nine weeks ended September 27, 2009, primarily due to increased volume in the media & publishing vertical, both domestically and off-shore, and increased volume in the domestic business services, communications, healthcare, technology and financial services verticals, partially offset by increased facility and other costs, higher domestic wage rates and benefits, and decreased domestic efficiencies. Gross profit margin decreased from 23.2% for the thirty-nine weeks ended September 27, 2009 to 21.6% for the thirty-nine weeks ended October 3, 2010 driven by increased facility and other costs, higher domestic wage rates and benefits, and decreased domestic efficiencies.

Selling, general and administrative expenses were $23.7 million for the thirty-nine weeks ended October 3, 2010, a 3.9% increase as compared to $22.8 million for the thirty-nine weeks ended September 27, 2009. The $0.9 million increase is primarily due to a $1.3 million increase in stock compensation expense resulting from the acceleration of the vesting of the stock options related to the June 2010 retirement of two members of our Board of Directors and the September 2010 severance agreement with our former President and CEO, and the impact of an expense reversal during the first quarter of fiscal year 2009 related to options vesting at that time, but which were forfeited in earlier periods, a $0.6 million increase in travel and entertainment, a $0.4 million increase in compensation and benefits primarily associated with an increase in our sales, human resources and executive teams and a $0.5 million net increase in other expenses, partly offset by a $1.0 million decrease in professional fees and a $0.9 million decrease in costs associated with the final amortization of intangible assets.
Legal settlement expense of $1.8 million for the thirty-nine weeks ended October 3, 2010 relates to the settlement of the Tiffany Sharpe, et al. v. APAC Customer Services, Inc. suit and represents our expectation of the estimate of the claims to be incurred based upon our expected rate of participation from eligible class members and the costs to be incurred for attorneys’ fees, based on the court’s final order approving the agreement. The final amount recorded by us may need to be adjusted further in the future based on the final participation of eligible class members. For more information regarding legal settlement expense, see Note 7 of our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Severance and other charges were $1.3 million for the thirty-nine weeks ended October 3, 2010 and related to the September 2010 resignation of our former President and CEO. For more information regarding severance and other charges, see Note 9 of our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Operating income was $24.9 million for the thirty-nine weeks ended October 3, 2010, as compared to $25.3 million for the thirty-nine weeks ended September 27, 2009. The $0.4 million decrease was the result of the estimated legal settlement of $1.8 million, severance and other charges of $1.3 million and increased selling, general and administrative expenses of $0.9 million, partially offset by the $3.6 million increase in gross profit, as noted above.
Net interest income of less than $0.1 million for the thirty-nine weeks ended October 3, 2010 was primarily related to $0.4 million from the amortization of points on forward contracts, partially offset by $0.4 million of fees associated with the Revolving Loan Facility with PNC. Net interest income was less than $0.1 million for the thirty-nine weeks ended September 27, 2009 and was primarily related to $0.6 million from the amortization of points on forward contracts, partially offset by $0.5 million of fees and interest associated with borrowings under the Revolving Loan Facility with PNC.
EBITDA was $33.9 million for the thirty-nine weeks ended October 3, 2010, a decrease of $0.2 million, as compared to $34.1 million for the thirty-nine weeks ended September 27, 2009. Adjusting for the legal settlement expense, severance and other charges and the acceleration of certain stock compensation expense, adjusted EBITDA improved $3.5 million to $37.6 million for the thirty-nine weeks ended October 3, 2010 from $34.1 million for the thirty-nine weeks ended September 27, 2009, primarily due to the increase in gross profit, as noted above. More information concerning these non-GAAP financial measures, including the definition of EBITDA and adjusted EBIDTA and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Income tax expense was $8.6 million for the thirty-nine weeks ended October 3, 2010 which represents an effective rate of 34.2%. This is lower than the statutory rate due to the generation of tax credits. We estimate cash paid for income taxes for fiscal year 2010 to be less than 5% of income before taxes due to the utilization of net operating loss carryforwards and tax credits. Income tax expense was $0.4 million for the thirty-nine weeks ended September 27, 2009. This was driven by a gross income earned tax of 5% on a portion of our Philippine financial results and domestic state income taxes. The Federal tax provision was fully offset by the utilization of net operating loss carryforwards and work opportunity tax credits. This resulted in a 1.7% effective income tax rate for the thirty-nine weeks ended September 27, 2009.

Net income for the thirty-nine weeks ended October 3, 2010 was $16.5 million, as compared to $24.9 million for the thirty-nine weeks ended September 27, 2009. The $8.4 million decrease was primarily due to the $8.2 million increase in income tax expense and a $0.4 million decrease in operating income as noted above, partially offset by a $0.2 million increase in net other income.
Liquidity and Capital Resources
The following table sets forth our unaudited condensed consolidated statements of cash flow data for the thirty-nine weeks ended October 3, 2010 and September 27, 2009, respectively.

	Thirty-Nine Weeks Ended
	October 3,	September 27,
	2010	2009
	(Dollars in thousands)
Net cash provided by operating activities	$34,963	$26,290
Net cash used in investing activities	(5,324)	(7,964)
Net cash used in financing activities	(711)	(3,895)
Effect of exchange rate changes on cash	258	1,127

Net increase in cash and cash equivalents	$29,186	$15,558

Operating Activities
Net cash provided by operating activities increased $8.7 million to $35.0 million for the thirty-nine weeks ended October 3, 2010, as compared to $26.3 million for the thirty-nine weeks ended September 27, 2009. The net increase was primarily due to a reduction in accounts receivable of $9.3 million and a decrease in deferred tax assets of $8.0 million, partially offset by an $8.4 million decrease in net income and a $0.2 million net change in other operating assets and liabilities.
Investing Activities
Net cash used in investing activities decreased $2.7 million to $5.3 million for the thirty-nine weeks ended October 3, 2010, as compared to $8.0 million for the thirty-nine weeks ended September 27, 2009. Cash used in investing activities for the thirty-nine weeks ended October 3, 2010 consisted primarily of $3.2 million in continued investment in operational and information technology equipment and $2.1 million in capital expenditures related to client implementations. Net cash used in investing activities for the thirty-nine weeks ended September 27, 2009 consisted primarily of $3.4 million in capital expenditures related to client implementations, $2.4 million in capital expenditures related to the build-out of our fourth customer care center in the Philippines and $2.2 million in continued investment in operational and information technology equipment.
Financing Activities
Net cash used in financing activities of $0.7 million for the thirty-nine weeks ended October 3, 2010 relates to $0.8 million of cash used to purchase treasury stock under the stock repurchase plan authorized by the Board of Directors on August 18, 2010 and $0.4 million in payments on capital leases, partially offset by $0.5 million in cash received from the exercise of stock options. Net cash used in financing activities of $3.9 million for the thirty-nine weeks ended September 27, 2009 is the result of net payments of $6.1 million against the Revolving Loan Facility and $0.1 million in payments on capital leases, offset by $2.3 million cash received from the exercise of stock options.

Bank Financing
As of October 3, 2010, there were no outstanding borrowings under the Revolving Loan Agreement and we had cash and cash equivalents of $49.7 million.
During the thirty-nine weeks ended October 3, 2010, we were party to a Revolving Credit and Security Agreement, as amended, (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides us with up to a $40.0 million revolving loan facility which expires in May 2011. We are currently evaluating financing alternatives and intend to obtain a replacement facility prior to the maturity of the current Revolving Loan Agreement.
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
We had approximately $28.9 million of undrawn borrowing capacity under the Revolving Loan Agreement as of October 3, 2010, based upon borrowing base calculations. We were in compliance with our financial covenants as of October 3, 2010.
Future Liquidity
We expect that our cash balances of $49.7 million, cash flows from operations and available borrowings of $28.9 million under our Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures and repay debt obligations for the next twelve months.
On August 18, 2010, we announced that our Board of Directors had authorized the repurchase of up to an aggregate of five million shares of our common stock. Under the stock repurchase program, purchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue over the next 12 months unless extended or shortened by the Board of Directors. We are not obligated to acquire any particular amount of common stock as a result of the plan, which may be suspended at any time at our discretion.
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
The impact from foreign currency exchange rates has become significant due to the change in the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations in the Philippines. We manage this risk through a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines’ share of revenue. Forward contracts to purchase approximately 977 million Philippine pesos at a U.S. dollar notional of $20.9 million were outstanding as of October 3, 2010.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of October 3, 2010, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 3, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended October 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2010, we entered into an agreement to resolve the collective action. On June 16, 2010, the Court entered an order approving the resolution of all claims under the FLSA collective action. Under the terms of the agreement, we agreed to pay a maximum amount of $4.0 million to resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees. As a result, we recorded a liability of $2.4 million for the thirteen weeks ended April 4, 2010 which represents our estimate at the time of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. Based on the court’s final order approving the agreement, (including setting the amount of plaintiffs’ attorneys’ fees) and a revised estimated rate of participation from eligible class members, we have reduced the previously recorded liability by $550,000 during the thirteen weeks ended October 3, 2010 to an adjusted recorded liability of $1.85 million which reflects our revised expectation of the final amount which will ultimately be paid. The final amount recorded by us may need to be adjusted further in the future based on the final participation of eligible class members.
We denied and continue to deny the allegations in the complaint and contend that our policies and practices regarding compensation were proper and in compliance with the law at all times. We deny all liability and wrongdoing in this case, but decided to settle this lawsuit in order to avoid the distraction and additional legal expenses that would otherwise be incurred.
Item 1A. Risk Factors
For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. There have been no material changes to these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchase of our common stock during the third fiscal quarter of 2010:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares (or	Average Price	as Part of Publicly	Yet Be Purchased
	Units)	Paid per Share	Announced Plans	Under the Plans or
Period	Purchased	(or Unit)	or Programs (1)	Programs (1)
7/5/2010-8/1/2010	—	$—	—	5,000,000
8/2/2010-8/29/2010	159,938	5.00	159,938	4,840,062
8/30/2010-10/3/2010	—	—	—	4,840,062

Total	159,938	$5.00	159,938	4,840,062

(1)
On August 18, 2010, we announced that our Board of Directors had authorized the repurchase of up to an aggregate of five million shares of our common stock. Under the stock repurchase program, purchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue over the next 12 months unless extended or shortened by the Board of Directors. We are not obligated to acquire any particular amount of common stock as a result of the plan, which may be suspended at any time at our discretion.

Item 6. Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.

Date: November 9, 2010	By:	/s/ Kevin T. Keleghan
Kevin T. Keleghan
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Andrew B. Szafran
Andrew B. Szafran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2010	By:	/s/ Joseph R. Doolan
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

4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
10.1	Executive Employment Agreement with Kevin T. Keleghan, dated September 13, 2010, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed September 13, 2010.
10.2	Employment Security Agreement with Kevin T. Keleghan, dated September 13, 2010, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed September 13, 2010.
10.3
Agreement Protecting Company Interests with Kevin T. Keleghan, dated September 13, 2010, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed September 13, 2010.

10.4
Letter Amendment to Executive Employment Agreement with Michael P. Marrow, dated September 12, 2010, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed September 13, 2010 (amendment filed September 14, 2010.)

10.5	Letter Amendment to Employment Agreement with Arthur DiBari, executed October 1, 2010, incorporated by reference to APAC Customer Services Inc.’s Current Report of Form 8-K, filed October 6, 2010.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.