Form 10-K
period 2011-01-02
APAC CUSTOMER SERVICES, INC
filed 2011-02-18
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-26786
APAC Customer Services, Inc.
(Exact name of registrant as specified in its charter)

Illinois
(State or other jurisdiction of incorporation or	36-2777140
organization)	(I.R.S. employer identification no.)
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
(*Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common shares held by non-affiliates was approximately $180.4 million based on the last sale price as of July 2, 2010.
As of February 11, 2011, there were 52,042,476 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
There are numerous factors that could prevent us from achieving our goals and cause future results to differ materially from historic results or those expressed or implied by our forward-looking statements including, but not limited to, the following:
•
A large portion of our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially and adversely affect our financial results.

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

•
Our financial results may be affected by risks associated with international operations and expansion, including, but not limited to foreign currency fluctuations, tax obligations and changes to laws in other countries.

•	Our principal shareholder can exercise significant control over us and, as a result of such control may be able to exert considerable influence over our future direction and operations.

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

•	The costs and management time and attention associated with litigation could result in a negative impact to our financial results.

•
Our business is subject to rapid changes in technology and if our technology is rendered obsolete or we are unable to compete effectively, our operating results and financial condition could be materially and adversely affected.

•	Volatility in our stock price may result in loss of investment for shareholders, potential litigation and substantial cost associated with litigation, as well as diversion of management’s attention.
More detailed discussions of these risk factors can be found in Items 1A and Item 7 of this Annual Report on Form 10-K.

PART I

Item 1.	Description of Business.
General Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, communications, business services, media & publishing, travel & entertainment, technology and financial services industries. We deliver highly customized customer care services and solutions that involve communicating with customers and managing situations that are unique to each core industry. We provide service through multiple communication channels, including telephone, internet, on-line chat, email, fax, mail correspondence and automated response generated through technology. We operate ten customer care centers in the United States, two of which are client-owned facilities, four off-shore customer care centers in the Philippines and one near-shore customer care center in the Dominican Republic. As of January 2, 2011, the domestic operations consisted of approximately 6,300 workstations and the international operations consisted of approximately 4,600 workstations.
Our principal executive office is located at 2201 Waukegan Road., Suite 300, Bannockburn, Illinois 60015 and the telephone number at that address is (847) 374-4980.
In 2005, we initiated a strategic realignment to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a number of key industries and reposition ourselves for long-term growth and profitability. We exited virtually all of our outbound customer acquisition business which resulted in the closure of 16 centers. We invested heavily in the growth of our off-shore capacity in the Philippines and increased our off-shore revenue. In the period from 2006 to 2009, we opened three additional centers in the Philippines, bringing our total number of off-shore centers to four. Also, in 2009, we opened our first near-shore center in Latin America, located in the Dominican Republic. In 2010, we signed a lease for a facility in Uruguay and expect to begin operations there in early 2011.
In September 2010, Kevin Keleghan joined the Company as President and Chief Executive Officer after serving on our Board of Directors the previous year. Mr. Keleghan brings broad-based experience and strong strategic capabilities to lead us into the future. He has more than 25 years of experience in financial and business services, call center management, and outsourcing, along with a strong track record of operational leadership and of strategically building businesses.
Our Approach and Competitive Strategy
Our focus is to provide customized, high quality customer care services and solutions to market leaders in the communications, healthcare, business services, media & publishing, travel & entertainment, financial services and technology industries. Traditionally, we have focused a majority of our efforts on voice-based interactions with our clients’ customers. In mid-2009, we dedicated resources to focus more directly on knowledge-based and back office services. We believe the increasing breadth of related services we provide enables us to build stronger, long-term partnerships with our clients resulting in increased client retention and growth and thereby improving the consistency of our revenue flow.
The services we provide are critical to our clients’ success and involve significant integration with our clients’ information technology infrastructure. The applications we integrate into our clients’ systems are complex, resulting in implementation and ramp-up periods that typically take six to twelve months.
We believe that service quality and value are critical factors in a client’s outsourcing decision. Our sales and client solutions teams are dedicated to prospecting and servicing clients in each of our core industries. We believe that focusing their time and expertise on understanding discrete industries enables them to better understand our clients’ needs.
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

Our mission is to help our clients serve their customers better. Each of our clients has developed their own unique view on what constitutes good service and the resulting levels of customer satisfaction achieved through those services. Our strategy is to provide a variety of service solutions so that a client can choose options that best fit with their unique view on servicing their customers. We advocate solutions that we believe will best meet our clients’ needs, but we believe that the final choice is that of our clients. Cost and quality are universally important to our clients. With that in mind, we provide choices for location including domestic, near-shore and off-shore; training developed by us, by our clients or a mix; varying agent experience levels and hiring criterion; and live operator interaction, self-service or a mix of the two. We provide services from our facilities and from our clients’ facilities. Service levels, quality criterion and supervisory ratios are always tailored to a clients’ unique needs. We believe providing customized solutions, which help our clients serve their customers better, creates a long lasting, mutually beneficial relationship with our clients.
Our Core Industries
Core Industries
Our business model is to partner with robust, growing businesses with leadership positions in their markets that place a premium on customer loyalty and retention and consider high quality customer care programs an important competitive advantage.
We have focused on the following industries: healthcare, communications, business services, media & publishing, travel & entertainment, technology and financial services. In fiscal year 2010, approximately 98% of our revenue was derived from clients in these key industry verticals and approximately 81% of our revenue was generated from clients in our three largest industry verticals: healthcare, communications and business services.
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
Healthcare
Within the healthcare industry, we offer customer service support for a wide variety of medical plans, including pharmacy, medical, dental, vision and Medicare Part D, to plan members and healthcare plan providers alike. Our customer service representatives answer questions regarding healthcare members’ plan coverage, including benefits and eligibility, claims processing, enrollment and plan comparisons, prescription coverage and co-payment determination, and they provide internet service help desk support and insurance and coverage application assistance. For healthcare providers, our customer service representatives provide similar information regarding member eligibility and benefits and claims processing. For more complex programs, we employ clinical staff such as nurses, pharmacists and pharmacy technicians to handle member and provider interactions. We also provide various healthcare clients with internal help desk support and back office functions for their organizations.
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

Business Services
Within the business services industry, we provide a variety of solutions and services including customer care, delivery scheduling, delivery issue resolution, strategic account management, international services, business to business contact management and sales, account set-up and maintenance, billing research and resolution, and claims processing.
Media & Publishing
Within the media industry, we provide email support for social networking sites and postings, as well as image review for the content on those sites. Additionally, we support cable and broadband subscribers’ inquiries in multiple languages, handling issues ranging from program and content to installation and technical support dispatch. Within the publishing industry, we provide services for account management, subscriber acquisition, verification and retention, and billing and payment support. In addition to our phone services, we also provide extensive solutions in support of customer correspondence, back-office document processing and email.
Travel & Entertainment
Within the travel & entertainment industry, we provide customer care services including reservation booking for general and corporate travel, information on hotels, resort properties locations and amenities, car rental and airline policies, cancellations, billing and account management as well as complaint resolution.
Technology
Within the technology industry, we provide customer care services that include technical support for laptops, desktops and tablets, smartphones and related applications, music and other devices, as well as services for customer care calls and billing support inquiries.
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
We provide each new employee with extensive job skills training delivered in an interactive environment. Training programs for customer service representatives are customized to client programs and teach specialized customer service skills. We provide additional customer care training, empathy training and telephone etiquette for all of our customer service employees. In addition to training for specific job performance, our teams receive training on our culture and our guiding values of honesty, integrity and respect for others. In our international facilities we also provide basic skills training, voice inflection and accent neutralization training and education in United States geography.
We also provide coaching, management and leadership training to front line supervisors. Our use of leading technology enables our front line supervisors to provide coaching opportunities to representatives by direct observation, as does our centralized quality function. See “Quality” and “Technology and Telecommunications.”
We had approximately 13,400 employees on January 31, 2011. None of our employees are subject to collective bargaining agreements.

Operations and Capacity Utilization
Customer Care Centers
As of January 2, 2011, we operated 15 customer care centers: eight domestic, two domestic client-owned facilities, four international centers located in the Philippines and one international center located in the Dominican Republic. The United States operations consisted of approximately 6,300 workstations and the international operations consisted of approximately 4,600 workstations. We expect to begin operations in Uruguay in early 2011.
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
We closely monitor the utilization of our production seats and balance the costs associated with maintaining unutilized and under-utilized seats with the flexibility needed to quickly respond to incremental client demands. We use leading workforce management platforms which allow us to more effectively manage our employees’ time, quickly respond to changing client needs and maximize workforce productivity. See “Technology and Telecommunications—Operating Systems and Telephony.” In conjunction with client forecasted call volume, we manage our production capacity and workforce to match call arrival patterns, matching staffing to skill sets to meet application complexity and maintaining strict schedule adherence for our agents.
See Item 1A of this Annual Report on Form 10-K under the caption “The failure to effectively manage our production capacity and our workforce could negatively impact our financial results.”
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
We utilize a quality monitoring system across all of our customer care centers, other than our client-owned facilities where quality is monitored directly by the client. We have a quality assurance organization which provides independent, ongoing assessments of program quality through direct monitoring of our customer service representatives’ interactions with customers. We follow a comprehensive quality calibration process, which helps ensure that our representative monitoring and feedback stays aligned with our clients’ view of quality.

We use a compensation model that rewards customer service representatives on quality and continuous improvement. Managers at every customer care center are required to monitor every customer service representative regularly and provide coaching sessions designed to continuously improve performance. Additionally, we utilize verification recording technologies to monitor selected calls and provide coaching to the customer services representatives.
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
Technology and Telecommunications
Our technology and telecommunications platform consists of customer care applications, operating systems and telephony. We partner with industry leaders to provide tools that we believe are necessary to maximize our business performance, including voice and data switching, customer relationship management (CRM) development, quality assurance, workforce administration and data storage and retrieval.
We continue to invest in technology in order to expand our capacity, update and enhance our internal capabilities, and continue to provide reliable voice and data networks, operational support systems and customized application solutions to our clients. We also expect to continue to invest in both established and emerging call center technologies in order to fully optimize our operational performance and quality. We are committed to protecting sensitive customer data and utilize industry accepted technologies and processes to meet our clients’ needs.
Customer Care Applications
Our customer care application strategy is to continually upgrade our capabilities within our flexible and robust multi-channel technology solution. Each application is customized to efficiently manage the unique customer inquiries that occur in our core industries and meet market specialization, channel specific needs and complex architecture/process integration.
We maintain open-system thin-client platforms in which we develop customized (multi-channel) application solutions for our clients. Developed on third-party, industry-standard platforms, we maintain a library of redeployable, proprietary code to develop new client solutions. We have also invested in open-system integration layers (third-party middleware) that allow us to integrate our solutions with our clients’ systems infrastructure. These solutions allow for enhanced information exchange with our clients which we believe improves overall performance and results in an enhanced customer experience.
We have developed a fully integrated web-based reporting system tool that provides real-time and historic productivity data from a secure site and communicates the data with a comprehensive set of detailed interaction reports. Reports are also routinely customized, leveraging internal and client-based data to meet individual clients’ requirements.
Operating Systems and Telephony
We have operational support systems that we deploy in each of our customer care centers. We use leading workforce management platforms to maximize our ability to forecast interaction volumes, schedule customer service representatives, monitor adherence to scheduled hours in order to meet fluctuating client needs and maximize agent productivity, and provide quality assurance. We believe these platforms, in concert with internally developed best practices, improve our ability to provide high quality and efficient services to our clients.
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
Client Relationships
We provide services to our clients under written contracts which generally provide for engagements of one to five years. Most contracts permit clients to terminate for convenience on short notice and some contracts provide us with a similar right to terminate without cause. Many contracts for customer care services require adherence to a termination schedule allowing for the gradual reduction of services over three-month to six-month periods. We have, however, historically established long-term relationships with many of our clients. The duration of our relationships with individual clients who represent more than 10% of our annual fiscal year 2010 revenue range in duration from eleven to fifteen years.
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
We are generally subject to varying client quality and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality and customer satisfaction. Our performance against such standards may provide bonus opportunities or, conversely, may subject us to penalties.
Overall, the profitability of a particular client contract is impacted by numerous factors including: whether we bill the client based on time spent for all staff hours, on a per call basis or on a per minute basis; our ability to effectively implement the program and reach our anticipated productivity and performance metrics; our ability to efficiently service the clients’ business and perform at the required quality and service levels demanded by the client over the contract term; and whether we are incurring penalties or being paid a bonus for our performance. See Item 1A of this Annual Report on Form 10-K under the captions “The failure to effectively manage our production capacity and our workforce could negatively impact our financial results” and “Our success is subject to the terms of our client contracts and if we are unable to continue operating under existing client contracts or renew existing client contracts with terms favorable to us, our results of operations and financial condition may be adversely affected by the loss of clients or by the less favorable terms.”
Competition
We operate in a fragmented and highly competitive growing market. Our competitors range in size from small firms offering specialized applications to large firms that have more financial resources that enable them to invest more substantially in growing their business.

We believe that the principal competitive factors in the industry are cost of services, service quality, the ability to develop and implement quality, customized products and services quickly, technological expertise, performance against client metrics, strength of relationship and management credibility and reputation. These factors also include scalability, efficiency and productivity. We believe that the companies that succeed are companies that build strong client relationships and are able to successfully deliver quality customer services and solutions that provide real value, furthering their clients’ progress toward business goals.
In our opinion, several significant factors impact the current competitive environment: (1) increasing competition is putting pressure on clients and prospective clients to provide higher quality customer service while containing costs and improving margins; (2) outsourcing is becoming more prevalent and accepted in our core industries as threshold concerns regarding customer privacy and information security have been addressed; (3) growth in international capacity, which offers lower pricing than domestic capacity, largely due to the cost of labor differential; (4) increased competition for labor and (5) technology advances. Such factors, when combined, are causing clients and prospective clients to demand more competitive pricing and higher quality service. See Item 1A of this Annual Report on Form 10-K under the caption “We operate in a highly competitive industry and our financial results may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.”
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
There is increasing federal and state interest in privacy protections and information security, some aspects of which could impose additional regulatory requirements on our clients’ businesses and, indirectly, on our business.
Licensing
We and our employees who are involved in certain types of sales activities, such as the sale of insurance or certain healthcare products, are required to be licensed by various state commissions or regulatory bodies and to comply with regulations enacted by those entities. Other examples of activities that require licensing include pharmaceutical and mortgage banking activities.

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
Compliance Activities
We have policies and procedures in place which are intended to meet the requirements of all applicable laws and regulations that are material to our business. Companies that violate any of these laws or regulations may be subject to enforcement actions, civil actions or private causes of action initiated by consumers, shareholders or employees, as well as adverse publicity which may damage their reputation. See Item 1A of this Annual Report on Form 10-K under the captions “Our business and our clients’ businesses are subject to federal and state regulation and industry standards and the costs of compliance with, or liability for violation of, existing or future regulations or standards could significantly increase our costs of doing business” and “Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation, penalties and may cause us to lose clients.”
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
A large portion of our revenue is generated from a limited number of clients and the loss of one or more of them, or a reduction in their demand for our services, could materially and adversely affect our financial results.
We derive a substantial portion of our revenue from a small number of clients. Most of our revenue is concentrated in the healthcare, communications, business services, media & publishing, travel & entertainment, technology and financial services industries. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our larger clients or that we will be able to maintain our current volume or margins with these clients. Should we lose a client or experience a reduction in demand for our services from, or decline in the profitability of, a large client, we may not be able to replace such clients or programs with clients or programs that generate a comparable amount of revenue or profits or terminate such unprofitable client relationships. Our five largest clients accounted for 72% of our fiscal year 2010 revenue and our ten largest clients accounted for 89% of our fiscal year 2010 revenue.
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
Our business is directly impacted by the performance of our clients and general economic conditions. Unfavorable general economic conditions, including the current economic downturn in the United States and the on-going financial crisis affecting the banking system and financial markets, could negatively affect our business. These conditions could adversely affect the demand for some of our client’s products and services and, in turn, could cause a decline in their demand for our services. A decline in our clients’ business or performance, including potential client bankruptcies, could impair their ability to pay for our services. Our cash flow is significantly impacted by our overall profitability and our ability to collect our accounts receivable on a timely basis. To the extent that our business with a single client or small group of clients represents a significant portion of our revenue, a delay in receiving payment could materially adversely affect the availability of cash to fund operations, thereby increasing our reliance on borrowings under our current loan agreement. Also, our clients may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If these events were to occur, we could be required to increase our allowance for doubtful accounts. Our business, financial condition, results of operations and cash flows would be adversely affected if any of our major clients were unable or unwilling, for any reason, to pay for our services. If the current economic conditions persist or decline, this could adversely affect our business, results of operations, liquidity, or financial condition.
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
Our ability to borrow under our loan agreement depends on the amount of eligible accounts receivable from our clients and there are limitations on the concentration of these accounts with a single client. In addition, our lender retains certain reserves against otherwise available borrowing capacity. Our current loan agreement requires us to comply with certain financial and other covenants, including limitations on the amount of our capital expenditures, required maintenance of a minimum fixed charge coverage ratio, and prohibitions on our incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments. These limitations may affect our liquidity and limit our ability to make capital expenditures. In addition, our failure to adhere to the financial and other covenants could give rise to a default under the loan agreement. We obtained a waiver from our current lender permitting us to execute a stock repurchase program as approved by our Board of Directors. There can be no assurances that we will be able to meet the financial and other covenants in our loan agreement or, in the event of non-compliance, that we will be able to obtain waivers or amendments from our lender. In addition, our current loan facility expires in May 2011. There can be no assurance that we will be able to obtain alternative financing. Our inability to obtain a new loan facility could have a material adverse effect on our business, results of operations, liquidity and financial condition.
Our financial results may be affected by risks associated with international operations and expansion, including, but not limited to foreign currency fluctuations, tax obligations and changes to laws in other countries.
We intend to continue to expand and pursue opportunities for our customer care centers in the Philippines, the Dominican Republic and Uruguay, and may consider other international locations. There are certain risks inherent in conducting business internationally, including exposure to currency fluctuations, the necessity to comply with foreign laws, unexpected changes in foreign laws and regulations, difficulties in staffing and managing foreign operations, foreign political instability, changes in clients’ sourcing preferences and potentially adverse tax consequences.
In particular, we serve an increasing number of U.S. clients from our customer care centers in the Philippines and the Dominican Republic and we are expanding into Uruguay. Contracts with these clients are typically priced in U.S. dollars while costs incurred in operating the centers are generally denominated in the local currency, which presents a foreign currency exchange risk to us, the amount of which increases as our international operations continue to grow. We have, from time to time, taken limited actions, such as using foreign currency forward contracts, to attempt to mitigate our foreign currency exchange exposure. However, there can be no assurance that we will be able to take any actions to mitigate such exposure in the future and, if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material impact on our future operating results, liquidity and financial condition.
In addition, we benefit from a Philippine income tax holiday as a Philippine Economic Zone Authority (PEZA) registrant. We are required to comply with certain financial metrics to continue to qualify for the income tax holiday. There can also be no assurance that we will continue to meet the requirements necessary to enjoy the continued benefits of the PEZA income tax holiday or that the Philippine government will not eliminate or change these requirements in the future. As a result of our free zone status, we are exonerated from income tax and certain other taxes. Our inability to realize continued benefits from this income tax holiday could have a material adverse effect on our results of operations, liquidity and financial condition.

Our principal shareholder can exercise significant control over us and, as a result of such control, may be able to exert considerable influence over our future direction and operations.
Mr. Theodore G. Schwartz, our Chairman, and four trusts and a partnership established by Mr. Schwartz collectively own approximately 38% of our outstanding common shares. As a result, Mr. Schwartz is able to exercise significant influence over operations and significant control over the outcome of substantially all matters requiring action by our shareholders. Such voting concentration may also have the effect of discouraging, delaying or preventing a change in control.
In his role as Chairman, Mr. Schwartz has been involved in an advisory and oversight capacity on certain of our operational aspects, particularly with respect to senior management recruiting and transition.
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
Our industry requires a large work force which has historically experienced high personnel turnover. Many of our employees receive modest hourly wages and a significant portion of our costs consist of wages to hourly workers. An increase in hourly wages, costs of employee benefits, employment taxes or recruiting and training costs could have a material adverse effect on our business, results of operations, liquidity and financial condition.
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
Political and social instability, as demonstrated by terrorist threats, regime change, and civil unrest could cause service interruptions, or impact our employee base or reduce the quality of services we provide, resulting in a reduction of our revenues. These activities may also cause our clients to delay or defer decisions regarding the use of our services and, thus, result in the loss of additional revenues. In addition, the risks of war and potential terrorist attacks on our operations cannot be estimated. War and terrorist attacks could disrupt operations and have a material adverse effect on our business, results of operations, liquidity and financial condition.
Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation, penalties and may cause us to lose clients.
Our business involves access to and transmission of information about our employees, our clients and customers of our clients. We are reliant on information technology networks and systems to process, transmit and store such electronic data. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or customer data. As a result, we are subject to numerous federal and state laws and regulations designed to protect this information. See Item 1 of this Annual Report on Form 10-K under the caption “Government Regulation and Industry Self-Regulation.” While we take measures to protect the security and privacy of this information and to prevent unauthorized access, it is possible that our security controls over personal data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, financial condition, results of operations and cash flows.
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
There is increasing federal and state interest in further regulation of consumer privacy, information security and the regulation of the movement of service jobs off-shore, some aspects of which could impose additional regulatory pressure on our clients’ businesses and, indirectly, on our business. Additional regulation in these areas could reduce the demand for our services.
The costs and management time and attention associated with litigation could result in a negative impact to our financial results.
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
Our ability to develop and implement quality, customized products and services is highly dependent on our computer and telecommunications equipment and software capabilities. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain our competitiveness. Our future success will depend in part on our ability to continue to invest in and develop information technology solutions that keep pace with evolving industry standards and changing client demands. We must be able to service new products and platforms and respond to rapidly changing developments in technology. These factors will require us to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of our clients. There can be no assurance that we will have sufficient expertise or capital to meet these challenges or that the technologies developed by our competitors will not render our products and services obsolete over a period of time. See Item 1 of this Annual Report on Form 10-K under the caption “Technology and Telecommunications” and Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources — Future Liquidity.” Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in client requirements could have a material adverse effect on our business, results of operations, liquidity, or financial condition.
Volatility in our stock price may result in loss of investment for shareholders, potential litigation and substantial cost associated with litigation, as well as diversion of management’s attention.
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
As of January 2, 2011, our corporate headquarters was located in Bannockburn, Illinois in a leased facility consisting of 14,089 square feet of office space rented under a lease that expires in February 2016. Our main data center is located within our 54,600 square foot facility in Cedar Rapids, Iowa. We owned this facility until October 10, 2006 at which time the property was sold in a sale-leaseback transaction.
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
As of January 2, 2011, we operated customer care centers and workstations in the following locations:

Number of
Customer Care Center Locations	Workstations
Cedar Rapids, Iowa	529
Corpus Christi, Texas	425
Davenport, Iowa	713
Green Bay, Wisconsin	806
LaCrosse, Wisconsin	379
Newport News, Virginia (client owned)	717
Tampa, Florida (client owned)	677
Tuscon, Arizona (East)	853
Tuscon, Arizona (West)	615
Utica, New York	409
atHOME™	151

Total Domestic	6,274

Alabang, Muntilupa City, Philippines	1,309
Alabang, Muntilupa City, Philippines	442
Cubao, Quezon City, Philippines	1,831
Palo, Leyte, Philippines	798
Santo Domingo, Dominican Republic	193
Montevideo, Uruguay [1]	—

Total International	4,573

Total all customer care center locations	10,847

(1)	In October 2010, we signed a lease for our newest center in Montevideo, Uruguay and we expect to begin operations in early 2011.

Item 3.	Legal Proceedings.
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

In March 2010, we entered into an agreement to resolve the collective action. On June 16, 2010, the Court entered an order approving the resolution of all claims under the FLSA collective action. Under the terms of the agreement, we agreed to pay a maximum amount of $4.0 million to resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees. As a result, we recorded a liability of $2.4 million for the thirteen weeks ended April 4, 2010 which represented our estimate at the time of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. Based on the court’s final order approving the agreement, (including setting the amount of plaintiffs’ attorneys’ fees) and a revised estimated rate of participation from eligible class members, we reduced the previously recorded liability by $0.5 million during the thirteen weeks ended October 3, 2010 to an adjusted recorded liability of $1.8 million which reflected the revised expectation of the final amount which would ultimately be paid.
On December 21, 2010, a final order of dismissal was entered by the Court triggering our payment obligations under the agreement to resolve the collective action. The final amount paid to class members who participated in the action and to plaintiff’s attorney was approximately $1.8 million.
We denied and continue to deny the allegations in the complaint and contend that our policies and practices regarding compensation were proper and in compliance with the law at all times. We deny all liability and wrongdoing in this case, but decided to settle this lawsuit in order to avoid the distraction and additional legal expenses that would otherwise be incurred.

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Position

Kevin T. Keleghan	53	President and Chief Executive Officer

Christopher H. Crowley	40	Senior Vice President, Sales

Arthur D. DiBari	53	Senior Vice President, Operations

Joseph R. Doolan	47	Vice President and Controller

Mark E. McDermott	50	Vice President and Chief Information Officer

Robert B. Nachwalter	40	Senior Vice President, General Counsel and Corporate Secretary

Andrew B. Szafran	44	Senior Vice President and Chief Financial Officer
Kevin T. Keleghan joined us in September 2010 as President and Chief Executive Officer. Mr. Keleghan has been a member of our Board of Directors since December 2009. From October 2008 through December 2009, Mr. Keleghan was employed by Axiant, LLC as President and Chief Executive Officer. From 2002 to 2008 Mr. Keleghan was employed by Outsourcing Solutions, Inc. as President and Chief Executive Officer.
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

	High	Low
Fiscal Year 2010:
First Quarter	$6.26	$5.04
Second Quarter	$6.64	$5.37
Third Quarter	$5.98	$4.61
Fourth Quarter	$6.50	$4.92

	High	Low
Fiscal Year 2009:
First Quarter	$3.30	$0.94
Second Quarter	$6.40	$2.55
Third Quarter	$6.27	$4.67
Fourth Quarter	$7.02	$5.02
As of February 11, 2011, there were approximately 760 holders of record of our common shares. We did not pay any dividends on common shares in fiscal years 2010 or 2009. We currently intend to retain a significant portion of future earnings to finance our growth and development and do not anticipate paying any cash dividends. We do anticipate making purchases of common shares in accordance with the stock repurchase program authorized by our Board of Directors on August 18, 2010. Although our revolving loan agreement restricts the payment of cash dividends and the repurchase of common shares, we obtained a waiver from our current lender permitting us to repurchase up to an aggregate of five million shares of common stock pursuant to the previously described stock repurchase program. See Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources —Bank Financing.” Payment of any future dividends or purchases of any common shares will depend upon the future earnings and capital requirements and other factors our Board of Directors considers appropriate. See Item 12 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares (or	Average Price	as Part of Publicly	Yet Be Purchased
	Units)	Paid per Share	Announced Plans	Under the Plans or
Period	Purchased	(or Unit)	or Programs (1)	Programs (1)
7/05/2010 - 8/01/2010	—	$—	—	5,000,000
8/02/2010 - 8/29/2010	159,938	5.00	159,938	4,840,062
8/30/2010 - 10/03/2010	—	—	—	4,840,062
10/04/2010 - 10/31/2010	—	—	—	4,840,062
11/01/2010 - 11/28/2010	406,677	5.57	406,677	4,433,385
11/29/2010 - 1/02/2011	304,018	5.97	304,018	4,129,367

Total	870,633	$5.60	870,633	4,129,367

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

The following graph sets forth a comparison of the cumulative total shareholder return on our common shares for the period beginning December 31, 2005, and ending December 31, 2010, as compared with the cumulative total return of the S&P 500 Index and a Peer Group Index. The Peer Group consists of: Convergys Corp., StarTek, Inc., Sykes Enterprises, Inc., and Teletech Holdings, Inc. The total shareholder return for each company in the Peer Group has been weighted according to the company’s stock market capitalization. This graph assumes an investment of $100 in each of our common shares, the S&P 500 Index and the Peer Group Index on December 31, 2005, including reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.
The following unaudited selected financial data should be read in conjunction with Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and the related notes appearing in Item 8 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended[1]
	January 2,	January 3,	December 28,	December 30,	December 31,
	2011	2010	2008	2007	2006
	(Dollars in thousands, except share data and notes)
Operating Data:
Net revenue	$325,958	$293,177	$248,799	$224,683	$224,297
Cost of services	257,490	227,845	207,953	203,880	197,881

Gross profit	68,468	65,332	40,846	20,803	26,416
Selling, general and administrative expenses	31,427	30,773	30,118	28,366	30,794
Legal settlement [2]	1,793	(41)	30	(4)	485
Severance, restructuring and other charges (reversals) [3]	1,404	(56)	3,635	1,632	2,384

Total operating expenses	34,624	30,676	33,783	29,994	33,663

Operating income (loss)	33,844	34,656	7,063	(9,191)	(7,247)
Other (income) expense, net	(138)	(36)	(347)	(249)	(101)
Interest (income) expense, net	(31)	(34)	4,358	3,537	2,013

Income (loss) before income taxes	34,013	34,726	3,052	(12,479)	(9,159)
Income tax expense (benefit) [4]	11,159	(23,327)	33	(17,568)	21,380

Net income (loss)	$22,854	$58,053	$3,019	$5,089	$(30,539)

Net income (loss) per share:
Basic	$0.44	$1.13	$0.06	$0.10	$(0.62)
Diluted	$0.42	$1.09	$0.06	$0.10	$(0.62)

Weighted average shares outstanding:
Basic	52,455	51,570	50,424	49,800	49,458
Diluted	54,706	53,296	50,477	52,019	49,458

Balance Sheet Data:
Cash and cash equivalents	$41,399	$20,557	$618	$1,426	$1,305
Working capital (deficit)	75,979	52,145	(1,549)	645	(16,679)
Capital expenditures, net	12,305	12,102	5,810	12,827	10,713
Total assets	163,165	138,605	76,564	89,926	92,054
Short-term obligations	696	397	6,100	14,707	14,378
Long-term obligations, less current maturities	646	667	—	11,600	4,400
Shareholders’ equity	121,471	99,748	35,420	33,381	23,306
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

The fiscal years presented are as follows:

Fiscal Year	Fiscal Year End
2006	December 31, 2006
2007	December 30, 2007
2008	December 28, 2008
2009	January 3, 2010
2010	January 2, 2011

(2)
During fiscal year 2010, we recorded legal settlement expense of $1.8 million related to the settlement of the Tiffany Sharpe, et al. v APAC Customer Services, Inc. suit. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.

(3)
We recorded severance, restructuring and other charges (reversals) in each of the fiscal years presented in the “Selected Financial Data” table noted above. For fiscal years 2010, 2009 and 2008, see Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. We recorded $1.6 million of restructuring and other charges in fiscal year 2007 related to downsizing space in our Tucson, Arizona customer care center and eliminating certain administrative and operations positions. Restructuring and other charges related to this plan were $1.4 million and included $0.6 million in lease termination and other costs and $0.8 million in severance costs related to the elimination of six positions. During 2007, we also reversed $0.1 million in lease termination and other costs associated with the 2006 restructuring initiatives as operating expenses were lower than originally estimated and recorded $0.3 million in charges related to our July 2005 restructuring as a result of our conclusion that we would be unable to sublet the remaining unused space in our corporate office in Deerfield, Illinois. We recorded $2.4 million of restructuring and other charges in fiscal year 2006. During that year, we closed four customer care centers with approximately 960 workstations. Restructuring and other charges associated with these closures were $1.8 million comprised of lease termination and other costs of $0.8 million, the write down of property and equipment of $0.5 million net of reductions from the proceeds from the sale of related assets, and severance costs of $0.5 million related to the elimination of 119 administrative and support positions. We also recorded additional charges of $0.9 million related to the 2005 restructuring as a result of delays in subletting space in our corporate office, which charges were partially offset by a reversal of $0.3 million of prior year charges not utilized

(4)
During fiscal year 2009, we reversed $37.9 million of the valuation allowance that had been provided against the deferred tax assets, which resulted in a deferred income tax benefit of $23.8 million. In 2007, we reversed a $17.6 million tax reserve and related accrued interest, in connection with the Internal Revenue Services’ proposed adjustment to our 2002 tax return, which was favorably resolved in 2007. We provided a valuation allowance of $27.3 million against deferred tax assets as of December 31, 2006. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.

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
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, communications, business services, media & publishing, travel & entertainment, technology and financial services industries. As of January 2, 2011, we operated 15 customer care centers: eight domestic, two domestic client-owned facilities, four international centers located in the Philippines and one international facility located in the Dominican Republic. The lease for our newest center in Montevideo, Uruguay was signed in 2010 and we expect to begin operations in early 2011. As of January 2, 2011, our United States operations consisted of approximately 6,300 workstations and our international operations consisted of approximately 4,600 workstations. This compares to approximately 6,200 domestic workstations and approximately 4,200 international workstations as of January 3, 2010.
In 2005, we initiated a strategic realignment to exit our outbound customer acquisition business, focus our resources on inbound client relationships in a number of key industries and reposition ourselves for long-term growth and profitability. We exited virtually all of our outbound customer acquisition business, which resulted in the closure of 16 domestic customer care centers.
We invested heavily in the growth of our off-shore capacity in the Philippines and increased our off-shore revenue. In the period from 2006 to 2009, we opened three additional centers in the Philippines, bringing our total number of off-shore centers to four. Also, in 2009, we opened our first near-shore center in Latin America, located in the Dominican Republic. In 2010, we signed a lease for a facility in Uruguay and expect to begin operations in early 2011.
During 2008, we implemented cost savings initiatives which resulted in the reduction of overhead costs and headcount, refinanced our debt, and took steps to improve our operating efficiencies. We realized an immediate impact from these and other cost savings initiatives resulting in us being profitable on a full year basis for fiscal year 2008. In 2009, we expanded the sales organization and focused on expanding our service offerings and client base. In 2010, we continued to expand our service offerings in off-shore locations and increased our capital spending positioning us for future growth. These actions have resulted in an increase in revenue of 11.2% to $326.0 million for 2010, and resulted in a gross profit margin of 21.0% for 2010. Fiscal year 2010 included legal settlement expense, severance charges and accelerated stock compensation expense totaling $3.8 million and fiscal year 2009 included an extra week of earnings totaling $0.4 million. Excluding these items, income before taxes for 2010 was $37.8 million, a 10.2% increase, as compared to $34.3 million for 2009.
In September 2010, Kevin Keleghan joined the Company as President and Chief Executive Officer after serving on our Board of Directors during the previous year. Mr. Keleghan brings broad-based experience and strong strategic capabilities to lead us into the future. He has more than 25 years of experience in financial and business services, call center management, and outsourcing, along with a strong track record of operational leadership and of strategically building businesses.
Business Outlook
For 2011, we expect to continue to expand our operations off-shore and maintain efficiencies domestically which we believe should continue to improve our financial performance. We will continue to focus on providing customized, high quality customer care services and solutions to market leaders in industries that place significant value on long-term customer relationships. Our focus is to continually provide the highest level of quality services to our clients. We will strive to operate as efficiently as possible, optimizing our capacity and maximizing our utilization, in order to achieve our objectives. We expect to achieve growth both with existing and new clients. We intend to expand our service offerings globally. We may add new centers on the basis of client needs. Through growth, we seek to diversify our client base and reduce client concentration. We also manage our business with a goal of leveraging our infrastructure and increasing cash flow.

Results of Operations
The following table sets forth selected information about our results of operations for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008 (fiscal years 2010, 2009 and 2008, respectively). Certain additional components of cost of services have been included as we believe they enhance an understanding of our results of operations.

	For the Fiscal Year Ended[1]
	January 2,	January 3,	December 28,	2010 vs 2009	2009 vs 2008
	2011	2010	2008	% Fav (Unfav)	% Fav (Unfav)
	(Dollars in thousands, except statistical data and notes)

Net revenue	$325,958	$293,177	$248,799	11.2%	17.8%
Cost of Services:
Direct labor	175,915	158,669	143,500	(10.9)	(10.6)
Other facility expenses	81,575	69,176	64,453	(17.9)	(7.3)

Total cost of services	257,490	227,845	207,953	(13.0)	(9.6)

Percentage of revenue	79.0%	77.7%	83.6%

Gross profit	68,468	65,332	40,846	4.8	59.9
Gross profit margin	21.0%	22.3%	16.4%
Operating Expenses:
Selling, general & administrative expenses	31,427	30,773	30,118	(2.1)	(2.2)
Legal settlement	1,793	(41)	30	*	236.7
Severance, restructuring and other charges (reversals)	1,404	(56)	3,635	*	101.5

Total operating expenses	34,624	30,676	33,783	(12.9)	9.2

Operating income	33,844	34,656	7,063	(2.3)	390.7
Other (income) expense, net	(138)	(36)	(347)	283.3	(89.6)
Interest (income) expense, net	(31)	(34)	4,358	(8.8)	100.8

Income before income taxes	34,013	34,726	3,052	(2.1)	1,037.8
Income tax expense (benefit)	11,159	(23,327)	33	(147.8)	*

Net income	$22,854	$58,053	$3,019	(60.6)%	1,822.9%

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
Non-GAAP Financial Measures
To supplement our consolidated financial statements presented in accordance with GAAP, we present EBITDA, adjusted EBITDA and certain adjusted financial results, which are defined as non-GAAP financial measures. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. The items excluded from these non-GAAP financial measures are significant components of our financial statements and must be considered in performing a comprehensive analysis of our overall financial results.
We believe these non-GAAP financial measures provide meaningful supplemental information and are useful in understanding our results of operations and analyzing trends because they exclude certain charges that are not part of our ordinary business operations.
EBITDA, adjusted EBITDA and non-GAAP adjusted financial results are measures used by our lenders, investors and analysts to evaluate our financial performance and our ability to pay interest and repay debt. These measures are also indicative of our ability to fund the capital investments necessary for our continued growth. We use these measures, together with our GAAP financial metrics, to assess our financial performance, allocate resources, measure our performance against debt covenants and evaluate our overall progress towards meeting our long-term financial objectives.

We believe that these non-GAAP financial measures are useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision making. In addition, we believe investors, analysts and lenders benefit from referring to EBITDA, adjusted EBITDA and non-GAAP adjusted financial results when assessing our performance and expectations of our future performance. However, this information should not be used as a substitute for our GAAP financial information; rather it should be used in conjunction with financial statement information contained in our consolidated financial statements presented in accordance with GAAP.
Our calculation of EBITDA, adjusted EBITDA and non-GAAP financial results may not be consistent with calculations of similar measures used by other companies. The accompanying notes have more details on the GAAP financial measure that is most directly comparable to our non-GAAP financial measure and the related reconciliation between these financial measures.

	For the Fiscal Year Ended[1]
	January 2,	January 3,	December 28,	2010 vs 2009	2009 vs 2008
	2011	2010	2008	% Fav (Unfav)	% Fav (Unfav)
	(Dollars in thousands, except statistical data and notes)

EBITDA [2]	$45,585	$46,562	$19,477	(2.1)%	139.1%
Adjusted EBITDA [2]	49,350	46,465	23,207	6.2	100.2

Statistical Information:
Number of customer care centers
Domestic	10	10	9	—	1
International	5	5	4	—	1

Total	15	15	13	—	2

Number of workstations, end of period
Domestic	6,274	6,222	4,855	52	1,367
International	4,573	4,206	3,467	367	739

Total	10,847	10,428	8,322	419	2,106

Notes to Non-GAAP Financial Measures

(1)
We operate on a 52/53- week fiscal year that ends on the Sunday closest to December 31. All fiscal years presented were 52 weeks, except for fiscal year 2009 which ended on January 3, 2010. Fiscal year 2009 was 53 weeks.

(2)
We define EBITDA as net income plus income tax expense (benefit), depreciation and amortization, and interest expense. We define adjusted EBITDA as EBITDA adjusted for legal settlement expense, severance, restructuring and other charges (reversals) and the acceleration of certain stock compensation expense.

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

EBITDA and adjusted EBITDA can be reconciled to net income, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	For the Fiscal Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
	(Dollars in thousands)

Net income	$22,854	$58,053	$3,019
Interest (income) expense, net	(31)	(34)	4,358
Income tax expense (benefit)	11,159	(23,327)	33
Depreciation and amortization	11,603	11,870	12,067

EBITDA	$45,585	$46,562	$19,477

Legal settlement	1,793	(41)	30
Severance, restructuring and other charges (reversals)	1,404	(56)	3,635
Accelerated stock compensation expense (a)	568	—	65

Adjusted EBITDA	$49,350	$46,465	$23,207

(a)
Accelerated stock compensation expense for fiscal year 2010 was the result of the acceleration of the vesting of stock options related to the June 2010 retirement of two members of our Board of Directors and the September 2010 severance agreement with our former President and CEO. Accelerated stock compensation expense for fiscal year 2008 was the result of the acceleration of the vesting of stock options related to the June 2008 retirement of one member of our Board of Directors.

Non-GAAP Adjusted Financial Results
Non-GAAP adjusted financial results measure revenue, and profit adjusted for the income tax benefit resulting from the reversal of the valuation allowance and the financial impact of the additional week of operating results for fiscal year 2009. The presentation of non-GAAP adjusted financial results is not intended to be considered in isolation or as a substitute for net income presented in accordance with GAAP. The items excluded from non-GAAP adjusted financial results are significant components of our financial statements and must be considered in performing a comprehensive assessment of our overall financial results.
We believe this information is useful to investors and analysts in order to provide a better understanding of our operating results on a comparable basis. We believe that this information provides investors and analysts with a more complete understanding of underlying operating results and ongoing operations by excluding the effect of infrequent activities. We use this information, together with our GAAP financial metrics, to assess our financial performance, allocate resources, and evaluate our overall progress towards meeting our long-term financial objectives.
We recognize that the computation of non-GAAP adjusted financial results may not be consistent with calculations of similar information used by other companies. The accompanying table has more details on the GAAP financial measures that are most directly comparable to non-GAAP adjusted financial results and the related reconciliations between this financial information.
Non-GAAP adjusted financial results for the 53 weeks ended January 3, 2010 can be reconciled to revenue, gross profit, income before taxes, income tax expense (benefit), and net income which we believe to be the most directly comparable financial measures calculated and presented in accordance with GAAP, as follows:

	For the Fiscal Year Ended January 3, 2010
		Non-GAAP Adjustments
		Valuation		Non-GAAP
	Actual	Allowance	Fifty-Third Week	Adjusted
	(Dollars in thousands)

Revenue	$293.2	$—	$(6.0)	$287.2
Gross profit	65.3	—	(0.9)	64.5
Pretax profit (IBT)	34.7	—	(0.4)	34.4
Income tax expense (benefit)	(23.3)	23.8	—	0.5
Net income	58.1	(23.8)	(0.4)	33.8
Adjusted EBITDA	46.5	—	(0.4)	46.1

Fiscal Year 2010 Results of Operations Compared to Fiscal Year 2009 Results of Operations
Net revenue increased $32.8 million, or 11.2% to $326.0 million in fiscal year 2010, as compared to $293.2 million in fiscal year 2009. In fiscal year 2010, revenue of $7.3 million was generated from new clients across most verticals who began operations with us during the year. The $32.8 million increase is primarily driven by growth from existing and new clients of $19.5 million in the media & publishing vertical, $8.6 million in the business services vertical, $3.7 million in the healthcare vertical, $2.8 million in the technology vertical, $1.6 million in the financial services vertical and $2.4 million of other services, partially offset by a decline of $4.3 million in the communications vertical and $1.5 million in the travel & entertainment vertical. Fiscal year 2009 included 53 weeks as compared to 52 weeks in fiscal year 2010 and the additional week resulted in $6.0 million of extra revenue in fiscal year 2009. Excluding the extra week in fiscal year 2009, net revenue for fiscal year 2010 increased $38.8 million or 13.5%.
Cost of services increased $29.7 million, or 13.0% to $257.5 million for fiscal year 2010, as compared to $227.8 million for fiscal year 2009. Direct labor increased $17.2 million, or 10.9%, primarily driven by increased volume in the media & publishing vertical both domestically and off-shore, increased volume in the domestic business services, healthcare, technology and financial services verticals, higher domestic wage rates and benefits and decreased domestic efficiencies, partially offset by lower wage rates and benefits off-shore. Total facility and other costs increased by $12.4 million, or 17.9%, primarily due to $7.1 million of increased facility costs primarily related to the addition of our second customer care center in Tucson, Arizona, the opening of our fourth customer care center in the Philippines and the opening of a customer care center in the Dominican Republic, all of which took place in 2009, and growth in our customer care centers in Green Bay, Wisconsin and Davenport, Iowa. Other facility expenses increased $5.3 million due to $2.3 million of salaries and wages associated with increased operational support, $1.0 million of increased information technology costs, $0.4 million of telecommunication costs associated with increased volumes domestically and off-shore and $1.6 million of other facility expenses. Cost of services as a percentage of revenue increased to 79.0% for fiscal year 2010, up from 77.7% in fiscal year 2009, as a result of higher domestic wage rates and benefits, decreased domestic efficiencies and increased facility and other costs.
Gross profit increased $3.1 million, or 4.8%, to $68.4 million for fiscal year 2010, as compared to $65.3 million for fiscal year 2009, primarily due to increased volume in the media & publishing vertical both domestically and off-shore, increased volume in the domestic business services, healthcare, technology and financial services verticals and lower wage rates and benefits off-shore, partially offset by increased facility and other costs, higher domestic wage rates and benefits and decreased domestic efficiencies. Gross profit margin was 21.0% for fiscal year 2010, as compared to 22.3% for fiscal year 2009 driven by higher domestic wage rates and benefits, decreased domestic efficiencies and increased facility and other costs.
Selling, general and administrative expenses were $31.4 million for fiscal year 2010, an increase of $0.7 million from $30.7 million for fiscal year 2009. The increase is primarily due to a $2.7 million increase in compensation and benefits primarily associated with an increase in our sales, human resources and executive teams, a $1.2 million increase in stock compensation expense resulting from the acceleration of the vesting of stock options related to the June 2010 retirement of two members of our Board of Directors and the September 2010 severance agreement with our former President and CEO, and the impact of an expense reversal during the first quarter of fiscal year 2009 related to options vesting at that time, but which were forfeited in earlier periods, a $0.8 million increase in travel and entertainment expense and $0.8 million increase in information technology expenses, partly offset by a $2.3 million decrease in incentive compensation, a $1.5 million decrease in costs associated with the final amortization of intangible assets and a $1.0 million decrease in professional fees.
Legal settlement expense of $1.8 million in fiscal year 2010 relates to the settlement of the Tiffany Sharpe, et al. v. APAC Customer Services, Inc. suit which included payments to eligible class members and their attorneys. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.
Severance, restructuring and other charges increased $1.5 million to $1.4 million in fiscal 2010, as compared to a recovery of $0.1 million in fiscal 2009. The $1.4 million of severance and other charges recorded in fiscal year 2010 include $1.3 million related to the September 2010 resignation of the Company’s former President and CEO and $0.1 million related to other positions. The fiscal year 2009 restructuring reversal was primarily related to adjustments in severance charges and retirement obligations recorded in fiscal year 2008 and the reversal of the remaining reserve for property taxes associated with the 2006 restructuring initiative. See Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.
Operating income was $33.8 million for fiscal year 2010, as compared to $34.7 million for fiscal year 2009. The $0.9 million decrease was the result of the legal settlement of $1.8 million, an increase in severance, restructuring and other charges of $1.5 million and increased selling, general and administrative expenses of $0.7 million, partially offset by the $3.1 million increase in gross profit, as noted above.

Net interest income of less than $0.1 million for the fiscal year 2010 was primarily related to $0.5 million from the amortization of points on forward contracts, partially offset by $0.5 million of fees and interest associated with the Revolving Loan Agreement with PNC Bank National Association (PNC). Net interest income of less than $0.1 million for fiscal year 2009 was primarily related to $0.7 million from the amortization of points on forward contracts, partially offset by $0.6 million of fees and interest associated with borrowings under the Revolving Loan Agreement with PNC.
EBITDA was $45.6 million for fiscal year 2010, a decrease of $1.0 million as compared to $46.6 million for fiscal year 2009. Adjusting for the legal settlement expense, severance, restructuring and other charges and the acceleration of certain stock compensation expense, adjusted EBITDA improved $2.9 million to $49.4 million for fiscal year 2010 from $46.5 million for fiscal year 2009, primarily due to the increase in gross profit, as noted above. More information concerning these non-GAAP financial measures, including the definition of EBITDA and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Income tax expense was $11.2 million for fiscal year 2010 for an effective tax rate of 32.8%. The effective rate is below the statutory rate mainly due to the generation of employment credits. The income tax benefit of $23.3 million for fiscal year 2009 was driven by a deferred income tax benefit of $23.8 million resulting from the reversal of substantially all of the valuation allowance previously provided against the deferred tax assets, partially offset by $0.5 million tax expense related to the gross income earned tax of 5% on a portion of our Philippine financial results and domestic state income taxes.
Net income was $22.9 million for fiscal year 2010, as compared to $58.1 million for fiscal year 2009. The $35.2 million decrease was primarily due to the $34.5 million increase in income tax expense and a $0.9 million decrease in operating income as noted above, partially offset by a $0.1 million increase in other income.
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

Restructuring and other charges decreased $3.7 million to a recovery of $0.1 million in fiscal year 2009, as compared to a charge of $3.6 million in fiscal year 2008. The fiscal year 2009 restructuring reversal was primarily related to adjustments in severance charges and retirement obligations recorded in fiscal year 2008 and the reversal of the remaining reserve for property taxes associated with the 2006 restructuring initiative. We recorded $3.5 million of severance charges in fiscal year 2008 related to changes in our executive team and operational and administrative positions. We recorded less than $0.1 million of restructuring charges in fiscal year 2008, primarily related to changes in the May 2007 downsizing of our Tucson, Arizona customer care center as a result of delays in subletting space in the center. See Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information.
Operating income was $34.7 million for fiscal year 2009, as compared to $7.1 million for fiscal year 2008. The $27.6 million improvement was the result of a $24.5 million increase in gross profit and a $3.7 million decrease in restructuring and other charges, partially offset by a $0.6 million increase in selling, general and administrative expenses as noted above.
Net interest income was less than $0.1 million for fiscal year 2009 and was primarily related to $0.7 million from the amortization of points on forward contracts, partially offset by $0.6 million of fees and interest associated with borrowings under the Revolving Loan Agreement with PNC. Interest expense of $4.4 million for fiscal year 2008 was primarily related to the acceleration of deferred financing charges and prepayment of fees of $1.8 million due to the early repayment in May 2008 of our loan facilities with LaSalle Bank National Association (LaSalle) and Atalaya Funding II, L.P. as lender and Atalaya Administrative, LLC, as agent (Atalaya), $1.5 million of fees and interest associated with borrowings against those loan facilities and $1.2 million of fees and interest associated with borrowings under the new Revolving Loan Agreement with PNC, partially offset by $0.1 million from the amortization of points on forward contracts.
EBITDA was $46.6 million for fiscal year 2009, an increase of $27.1 million, as compared to $19.5 million for fiscal year 2008. The increase is driven by higher gross profit, partially offset by an increase in selling, general and administrative expenses. Adjusting for the legal settlement expense, severance, restructuring and other charges and the acceleration of certain stock compensation expense, adjusted EBITDA improved $23.3 million to $46.5 million for fiscal year 2009 from $23.2 million for fiscal year 2008, primarily due to the increase in gross profit, as noted above. More information concerning these non-GAAP financial measures, including the definition of EBITDA and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Liquidity and Capital Resources
The following table sets forth our consolidated statements of cash flow data for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.

	For the Fiscal Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
	(Dollars in thousands)

Net cash provided by operating activities	$36,541	$31,937	$27,035
Net cash used in investing activities	(11,359)	(10,898)	(5,753)
Net cash used in financing activities	(4,776)	(1,812)	(20,849)
Effect of exchange rates on cash	436	712	(1,241)

Net change in cash	$20,842	$19,939	$(808)

Operating Activities
Net cash provided by operating activities was $36.5 million in fiscal year 2010 and primarily related to $22.9 million of net income, adjustments for non-cash expenses of $11.6 million for depreciation and amortization, $10.6 million for deferred income taxes and $2.1 million for stock compensation expense, partially offset by a $7.1 million increase in accounts receivable due to increased revenue and timing of collections, $2.3 million of excess income tax benefits from stock option transactions and a $1.3 million net change in operating assets and liabilities.
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
Net cash provided by operating activities was $27.0 million in fiscal year 2008 and primarily related to $3.0 million of net income, adjustments for non-cash expenses including $12.1 million for depreciation and amortization and $1.3 million for stock compensation expense, a $7.7 million net change in operating assets and liabilities and a $2.9 million decrease in accounts receivable.
Investing Activities
Net cash used in investing activities increased $0.5 million to $11.4 million in fiscal year 2010 as compared to $10.9 million in fiscal year 2009. Cash used in investing activities in 2010 consisted primarily of $6.2 million in capital expenditures related to client implementations and expansions and $5.2 million in continued investment in operational and information technology equipment.
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
Net cash used in investing activities was $5.8 million in fiscal year 2008 and consisted primarily of $2.1 million in capital expenditures related to client implementations, $1.5 million in capital expenditures and build-out related to our third and fourth customer care centers in the Philippines, $1.3 million for the build-out of our Davenport, Iowa customer care center, net of funding from the landlord, and $1.0 million in continued investment in information technology equipment.
Financing Activities
Net cash used in financing activities of $4.8 million for fiscal year 2010 is primarily the result of a $4.9 million repurchase of our common stock, a $3.2 million payment to our former CEO resulting from a stock option repurchase agreement and $0.7 million of payments against capital lease obligations, partially offset by $2.3 million in excess income tax benefits from stock option transactions and $1.7 million cash received from the exercise of stock options.
Net cash used in financing activities of $1.8 million for fiscal year 2009 is primarily the result of net payments of $6.1 million against the Revolving Loan Agreement and $0.1 million of payments against capital lease obligations, offset by $4.4 million cash received from the exercise of stock options, including the excess tax benefit.
Net cash used in financing activities of $20.8 million for fiscal year 2008 is the result of net payments of $14.0 million as repayment in full of our outstanding term loan with Atalaya, net decreased borrowings of $6.2 million under our Revolving Loan Agreement and $1.0 million in financing costs associated with the debt facility with PNC entered into in May 2008, partially offset by $0.4 million in cash received from the exercise of stock options.
Bank Financing
As of January 2, 2011, there were no outstanding borrowings under the Revolving Loan Agreement and the Company had cash and cash equivalents of $41.4 million.

During the fifty-two weeks ended January 2, 2011, we were party to a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC, as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides us with a $40.0 million revolving loan facility which expires in May 2011. With the upcoming expiration, we are currently evaluating various financing alternatives and intend to obtain a replacement facility prior to the maturity of the current Revolving Loan Agreement. We anticipate more favorable terms for a new facility, however there can be no assurance that we will enter into such an arrangement. The Revolving Loan Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Revolving Loan Agreement prohibit us (with limited exceptions) from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments. We obtained a waiver from our current lender permitting us to execute our stock repurchase program as approved by our Board of Directors. Our ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from our clients.
We had no amounts outstanding under our Revolving Loan Agreement and had approximately $32.6 million of undrawn borrowing capacity under the Revolving Loan Agreement as of January 2, 2011, based upon borrowing base calculations. We were in compliance with our financial covenants as of January 2, 2011. For more information regarding the Revolving Loan Agreement, see Note 9 of the Notes to Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K.
Future Liquidity
We expect that our cash balances of $41.4 million, cash flow from operations and available borrowings of $32.6 million under our Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures, and repay debt obligations for the next twelve months.
We are not aware of any issues with our lenders which might cause funds not to be available for us to draw upon under the terms of our Revolving Loan Agreement.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements other than operating leases.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of our accounting policies are considered critical, due to the level of subjectivity and judgment necessary in applying these policies and because the impact of these estimates and assumptions on our financial condition and operating performance may be material. Based on the foregoing, we have identified the following accounting policies and estimates that we believe are most critical in the preparation of our consolidated financial statements: accounting for derivatives, allowance for doubtful accounts, accounting for employee benefits, revenue recognition, accounting for stock-based compensation and income taxes. We have used methodologies that are consistent from year to year in all material respects.
Accounting for derivatives
We use forward contracts to mitigate foreign currency risk. Our derivatives are designated as cash flow hedges to the extent that the instruments qualify for accounting as a hedging instrument and therefore, the effective portion of gains and losses that result from changes in fair value of the derivative instruments are recorded in accumulated other comprehensive income until the hedged transaction affects income, at which time gains and/or losses are realized. If the instrument does not qualify for accounting as a hedge, the change in the value of the instrument during the reporting period is recorded immediately to earnings. Unrealized gain and unrealized loss in value of outstanding forward contracts was $1.1 million and less than $0.1 million, respectively, and was recorded in other assets and other liabilities as of January 2, 2011. We expect these amounts to be reclassified into earnings over the next eighteen months.
Changes in the currency exchange rate subsequent to January 2, 2011 will have the impact of increasing or decreasing the forward contract settlement, which is recorded periodically through earnings. A decrease in the U.S. dollar to the foreign currency exchange rate would have the effect of reducing earnings and conversely, an increase in the foreign currency exchange rate would have the effect of increasing earnings.
Allowance for doubtful accounts
We recorded an allowance for doubtful accounts of $1.1 million as of January 2, 2011 based on our assessment of the probable estimated losses in trade accounts receivable. This estimate is based on specific allowances for certain identified receivables with balances outstanding generally greater than 90 days. An additional allowance for estimated losses on all other receivables is based on their age and our collection history. The collection history is determined based on a range of the average losses incurred in our receivables portfolio over the prior three years. If the financial condition of one or more of our customers were to deteriorate significantly, resulting in a reduced ability to make payments, or our collection history were to materially deteriorate, additional allowances would be required which would have the effect of reducing earnings.
Accounting for employee benefits and obligations
We recorded a liability for group health claims of $1.5 million as of January 2, 2011 and workers’ compensation claims of $0.4 million as of January 2, 2011 based on an estimate of claims incurred, but not reported, as well as known claims at the end of the period. The estimate for group health claims is derived from an analysis prepared by an experienced third party actuary. The estimate is based on the number of participants in the medical plan at an estimated average claim per participant. The estimated claim per participant is determined with reference to our average medical costs incurred per participant over the prior two years and other relevant factors. Should actual claims incurred exceed our estimates, we would record an additional liability which results in a charge to earnings. The estimate for workers compensation claims is derived from an analysis performed by an experienced third party actuary. The reserve is based upon outstanding claims from the prior years. Unforeseen claims or claims exceeding estimates provided by the actuary could result in an adjustment to the estimated liability and an additional charge to earnings. Conversely, should favorable trends result in a reduction in the estimates provided by the actuary, we would reduce our estimated liability which would benefit earnings.
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

Delivery of services to our clients generally entails an initial implementation effort during which costs are incurred in connection with information and telephony systems implementation, establishment of operating processes and hiring and training of employees. Certain of our client contracts provide for payment of fees in connection with some of these activities and, in such instances, related costs are expensed as incurred. Revenue for training and other implementation services is recognized based on the transactional services delivered. The initial implementation effort is not considered a separate element, but rather, these implementation activities, together with the ongoing service delivery, constitute a single unit of accounting. Revenue recognized is limited to the amount which we are contractually entitled to collect from our clients.
Certain client contracts do not provide for separate payment of fees for implementation activities; rather such fees are implicitly included within the rates associated with the ongoing service delivery. For these arrangements, no revenue is recognized related to the implementation activities and specific direct and incremental costs associated with the implementation activities are deferred and amortized over the period the related ongoing service revenue is recognized. Deferred costs were $0.4 million at January 2, 2011. Should the contract with our client terminate before its expected termination period any deferred costs associated with the terminated client would be immediately recorded as a charge to earnings.
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
There are several assumptions used in calculating the fair value of options and common share awards. The assumptions used in calculating the fair value of options include expected volatility, risk-free interest rate, expected life, and annualized forfeiture rate. The annualized forfeiture rate is also used in calculating the value of common share awards. We estimated the forfeiture rate of 5.4%, volatility ranging between 78% to 90% and expected life for all awards ranging from 3.1 years to 3.4 years based on our experience during the preceding fiscal years. The risk-free interest rate of .63% to 1.7% is based on the three year treasury bond. Any changes in the assumptions used or future significant awards granted or forfeited will change the future stock compensation expense recorded. An increase in compensation expense will have the effect of reducing earnings, and conversely, a decrease in compensation expense will increase earnings.
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
On a quarterly basis, we review the likelihood that deferred tax assets will be realized in future tax periods under the more-likely-than-not criteria. In making this judgment, all available evidence, both positive and negative, is considered in determining whether, based on the available evidence, a valuation allowance is required. Due to the uncertainty in the ability to realize forecasted earnings, a full valuation allowance of $39.0 million existed as of December 28, 2008 to fully offset our net deferred tax assets. Pretax earnings increased substantially in 2009 to $34.7 million and we expected to be profitable in future periods as well. Because we believed it was more-likely-than-not that the deferred tax assets will be realized in future tax periods, we reversed substantially all of the valuation allowance in fiscal year 2009. The remaining valuation allowance of $0.4 million relates to state net operating loss carryforwards where realization of the net operating loss carryforward is uncertain.

New Accounting Pronouncements
Fair Value
In January 2010, the Financial Accounting Standards Board (FASB) issued guidance amending ASC Topic 820 “Fair Value Measurements and Disclosures”. ASC Sub-topic 820-10 and related guidance was amended to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this guidance, as it relates to transfers in and out of Levels 1 and 2, effective January 4, 2010, the beginning of our 2010 fiscal year with no material impact on our consolidated financial statements. We have evaluated the impact of this guidance, as it relates to disclosures regarding Level 3 and determined it will not have a material impact on our consolidated financial statements. For more information regarding fair value disclosures see Note 16 of the Notes to Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K.
Revenue Recognition
In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables which revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We have evaluated the impact of this guidance and determined it will not have a material impact on our consolidated financial statements.
Contractual Obligations and Commitments
We have the following contractual obligations and commercial commitments:

Payment due by period
	Less than 1			Over 5
	Year	2 to 3 Years	4 to 5 Years	Years	Total
	(Dollars in thousands)
Contractual Obligations:
Operating leases	$6,861	$11,860	$10,667	$11,687	$41,075
Capital leases	696	529	151	—	1,376

Total contractual obligations	$7,557	$12,389	$10,818	$11,687	$42,451

Other Commercial Commitments:
Telecommunications commitments	$4,221	$5,165	$—	$—	$9,386
Letters of Credit	3,090	—	—	—	3,090

Total other commercial commitments	$7,311	$5,165	$—	$—	$12,476

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to the impact of U.S. interest rate changes directly related to our normal operating and funding activities and foreign currency exchange risk related to our operating costs in international locations. Our Revolving Loan Agreement bears interest at floating rates, subjecting us to interest rate risk. To date, the impact from interest rate fluctuations has not been material.
The impact from foreign currency exchange rates has become significant due to the change in the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations in international locations. We maintain a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines’ share of revenue. As of January 2, 2011, forward contracts to purchase 1,235 million Philippine pesos at a U.S. dollar notional of $27.3 million were outstanding.
We prepared a sensitivity analysis of our foreign currency exposure for the fiscal year ended January 2, 2011, assuming a one point adverse change in the foreign exchange rates. Holding all other variables constant, the hypothetical adverse change would result in less than a $1.0 million impact on our financial results.
As we continue to expand operations in the Dominican Republic and Uruguay, the impact from foreign currency exchange rates will become more significant. We will evaluate the use of derivatives to mitigate this exposure as deemed necessary.

Item 8.	Financial Statements and Supplementary Data.
The following financial information is included in this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
Shareholders of APAC Customer Services, Inc.
We have audited the accompanying consolidated balance sheet of APAC Customer Services, Inc. as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended January 2, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APAC Customer Services, Inc. at January 2, 2011 and January 3, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), APAC Customer Services, Inc.’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 18, 2011

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except net income per share data)

	For the Fiscal Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
Net revenue	$325,958	$293,177	$248,799
Cost of services	257,490	227,845	207,953

Gross profit	68,468	65,332	40,846
Operating expenses:
Selling, general and administrative expenses	31,427	30,773	30,118
Legal settlement	1,793	(41)	30
Severance, restructuring and other charges (reversals)	1,404	(56)	3,635

Total operating expenses	34,624	30,676	33,783

Operating income	33,844	34,656	7,063
Other (income) expense, net	(138)	(36)	(347)
Interest (income) expense, net	(31)	(34)	4,358

Income before income taxes	34,013	34,726	3,052
Income tax expense (benefit)	11,159	(23,327)	33

Net income	$22,854	$58,053	$3,019

Net income per share:
Basic	$0.44	$1.13	$0.06

Diluted	$0.42	$1.09	$0.06

Weighted average shares outstanding:
Basic	52,455	51,570	50,424

Diluted	54,706	53,296	50,477

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 2,	January 3,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$41,399	$20,557
Accounts receivable, less allowances of $1,065 and $1,144, respectively	52,483	45,358
Deferred tax assets, current	11,051	14,593
Other current assets	8,204	6,323

Total current assets	113,137	86,831

Property and equipment, net	28,030	25,653
Goodwill	13,338	13,338
Other intangible assets, net	425	1,028
Deferred tax assets, non-current	5,387	10,170
Other assets	2,848	1,585

Total assets	$163,165	$138,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital leases — current portion	$696	$397
Accounts payable	4,964	2,770
Income taxes payable	93	365
Accrued payroll and related items	22,205	21,964
Accrued liabilities	9,200	9,190

Total current liabilities	37,158	34,686

Other non-current liabilities	4,536	4,171
Commitments and contingencies	—	—

Shareholders’ equity:
Common Shares, $0.01 per share; authorized 200,000,000 shares; 53,359,090 shares issued and 52,488,457 shares outstanding at January 2, 2011, and 52,318,726 shares issued and outstanding at January 3, 2010	533	523
Additional paid-in capital	112,668	109,818
Accumulated earnings (deficit)	11,166	(11,688)
Accumulated other comprehensive income	1,980	1,095
Treasury shares: 870,633 and 0 shares at cost at January 2, 2011 and January 3, 2010, respectively	(4,876)	—

Total shareholders’ equity	121,471	99,748

Total liabilities and shareholders’ equity	$163,165	$138,605

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)

					Accumulated
	Common	Common	Additional	Accumulated	Other	Total
	Shares	Share	Paid-In	Earnings	Comprehensive	Treasury	Shareholders’
	Issued	Amount	Capital	(Deficit)	Income	Stock	Equity
Balance, December 30, 2007	50,379,296	$504	$102,647	$(72,760)	$2,990	$—	$33,381
Net income		—	—	3,019	—	—	3,019
Foreign currency translation adjustment, net of tax		—	—	—	(1,315)	—	(1,315)
Unrealized loss on derivative contracts, net of tax		—	—	—	(1,539)	—	(1,539)

Total comprehensive income							165
Issuance of warrants		—	215	—	—	—	215
Purchase of treasury stock		—	—	—	—	(49)	(49)
Exercise of employee stock options, including related excess income tax benefits	404,016	5	350	—	—	48	403
Stock compensation expense		—	1,305	—	—	—	1,305

Balance, December 28, 2008	50,783,312	$509	$104,517	$(69,741)	$136	$(1)	$35,420

Net income		—	—	58,053	—	—	58,053
Foreign currency translation adjustment, net of tax		—	—	—	25	—	25
Unrealized gain on derivative contracts, net of tax		—	—	—	934	—	934

Total comprehensive income							59,012
Purchase of treasury stock		—	—	—	—	(6)	(6)
Exercise of employee stock options, including related excess income tax benefits	1,535,414	14	4,441	—	—	7	4,462
Stock compensation expense		—	860	—	—	—	860

Balance, January 3, 2010	52,318,726	$523	$109,818	$(11,688)	$1,095	$—	$99,748

Net income		—	—	22,854	—	—	22,854
Foreign currency translation adjustment, net of tax		—	—	—	583	—	583
Unrealized gain on derivative contracts, net of tax		—	—	—	302	—	302

Total comprehensive income							23,739
Purchase of treasury stock		—	—	—	—	(4,876)	(4,876)
Exercise of employee stock options	1,040,364	10	1,641	—	—	—	1,651
Option settlement obligation		—	(3,186)	—	—	—	(3,186)
Excess tax benefit from share-based payments			2,307	—	—	—	2,307
Stock compensation expense		—	2,088	—	—	—	2,088

Balance, January 2, 2011	53,359,090	$533	$112,668	$11,166	$1,980	$(4,876)	$121,471

See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Fiscal Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
Operating Activities:
Net income	$22,854	$58,053	$3,019
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,603	11,870	12,067
Deferred income taxes	10,632	(24,763)	—
Non-cash restructuring charges	—	—	14
Stock compensation expense	2,088	860	1,305
Excess income tax benefits from stock option transactions	(2,307)	—	—
Non-cash warrant issuances	—	—	215
Loss on sale of property and equipment	2	38	193
Amortized gain on sale leaseback	(133)	(94)	(118)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,125)	(13,811)	2,921
Other current assets	(1,880)	(2,782)	2,955
Accounts payable	2,194	1,129	(646)
Accrued payroll and related items	241	3,237	2,773
Income taxes (receivable) payable	(272)	112	33
Accrued liabilities	306	(1,310)	2,471
Other assets and liabilities	(1,662)	(602)	(167)

Net cash provided by operating activities	36,541	31,937	27,035

Investing Activities:
Purchase of property and equipment, net	(11,360)	(10,899)	(5,810)
Net proceeds from sale of property and equipment	1	1	57

Net cash used in investing activities	(11,359)	(10,898)	(5,753)

Financing Activities:
Borrowings under revolving credit facility	—	326,021	324,936
Payments under revolving credit facility	—	(332,121)	(331,143)
Payments on long-term debt	—	—	(14,000)
Payment of capital lease obligations	(672)	(139)	—
Payment of financing costs	—	(29)	(996)
Payment of stock option repurchase obligation	(3,186)	—	—
Stock option transactions	1,651	4,462	403
Excess income tax benefits from stock option transactions	2,307	—	—
Purchase of treasury stock	(4,876)	(6)	(49)

Net cash used in financing activities	(4,776)	(1,812)	(20,849)

Effect of exchange rates on cash	436	712	(1,241)
Net increase (decrease) in cash and cash equivalents	20,842	19,939	(808)

Cash and Cash Equivalents:
Beginning of year	20,557	618	1,426

End of year	$41,399	$20,557	$618

Supplemental Disclosures:
Cash payments for interest	$231	$393	$2,396
Cash payments for income taxes	1,441	227	—

Capital expenditures funded by others	624	295	1,413
Property and equipment purchases acquired under capital leases	945	1,203	—
See Notes to Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data and as otherwise indicated)
1. Description of Business
APAC Customer Services, Inc. (Company) is a leading provider of customer care services and solutions to market leaders in the healthcare, communications, business services, media & publishing, travel & entertainment, technology and financial services industries. As of January 2, 2011, the Company operated 15 customer care centers: eight domestic, two domestic client-owned facilities, four international centers located in the Philippines and one international center located in the Dominican Republic. The domestic operations consist of approximately 6,300 workstations and the international operations consist of approximately 4,600 workstations. The Company consists of a single operating segment that offers customer care services and solutions to its clients.
2. Basis of Presentation and Principles of Consolidation
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All of the Company’s subsidiaries are wholly-owned and are included in the consolidated financial statements. The Company’s international customer care centers use their local currency as their functional currency. Assets and liabilities of international customer care centers have been translated at period-end exchange rates, and income and expenses have been translated using average exchange rates for the period. All inter-company transactions and balances have been eliminated in consolidation.
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
Delivery of services to the Company’s clients generally entails an initial implementation effort during which costs are incurred in connection with information and telephony systems implementation, establishment of operating processes and hiring and training of employees. Certain of the Company’s client contracts provide for payment of fees in connection with some of these activities and, in such instances, related costs are expensed as incurred. Revenue for training and other implementation services is recognized based on the transactional services delivered. The initial implementation effort is not considered a separate element, but rather, these implementation activities, together with the ongoing service delivery, constitute a single unit of accounting. Revenue recognized is limited to the amount which the Company is contractually entitled to collect from its clients.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Certain client contracts do not provide for separate payment of fees for implementation activities; rather such fees are implicitly included within the rates associated with the ongoing service delivery. For these arrangements, no revenue is recognized related to the implementation activities and specific direct and incremental costs associated with the implementation activities are deferred and amortized over the period the related ongoing services revenue is recognized. Should the contract with the Company’s client terminate before its expected termination period any deferred costs associated with the terminated client would be immediately recorded as a charge to earnings.
In many cases, the Company is subject to varying client quality, service level, and performance standards, such as average handle time, occupancy rate, abandonment rate, call quality, and customer satisfaction. The Company’s performance against such standards may provide bonus opportunities, or conversely, may subject us to penalties, which are recognized as earned or incurred.
Cost of services
The Company generally recognizes costs associated with its customer care services as they are incurred in accordance with guidance on the recognition and measurement in financial statements of business enterprise. Cost of services include direct labor, telephone and other facility expenses directly related to providing customer care services to its clients.
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
Accounting for derivatives
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
Accounting for employee benefits and obligations
The Company records a liability for group health and workers’ compensation claims based on an estimate of claims incurred, but not reported, as well as known claims at the end of the reporting period. The estimate for workers’ compensation claims is derived from an analysis performed by an experienced third party actuary. The reserve is based upon outstanding claims from the prior years. The estimate for group health claims is also derived from an analysis prepared by an experienced third party actuary. The estimate for group health claims is based on the number of participants in the medical plan at an estimated average claim per participant. The estimated claim per participant is determined with reference to the Company’s average medical costs incurred per participant over the prior two years and other relevant factors.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The liability recorded for these accounts, which are included in accrued payroll and related items and accrued liabilities, at January 2, 2011 and January 3, 2010, were:

	2010	2009
Group Health Insurance	$1,486	$1,170
Workers’ Compensation	$431	$929
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
Property and Equipment
Property and equipment are recorded at cost and depreciated on a straight-line basis, using estimated useful lives of up to 15 years for buildings, the life of the lease for leasehold improvements, 3 to 7 years for telecommunications equipment, and 3 to 7 years for workstations and office equipment. The Company also capitalizes certain costs associated with the leasing of various computer equipment, which is included in property and equipment. As of January 2, 2011, the gross carrying value of capital leases was $2.2 million. Amortization of capital leases is provided on a straight line basis over the term of each lease, which is generally three to five years. The Company had $1.4 million of unamortized capital lease costs as of January 2, 2011. See Note 9 for information regarding long-term lease obligations and future minimum capital lease payments.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Excluding capitalized software, the total depreciation expense for property and equipment, including amortization of capital leases for fiscal years 2010, 2009 and 2008 was $8.8 million, $8.0 million and $8.3 million, respectively. No interest cost was capitalized as a component of building and leasehold improvements for the fiscal year ended January 2, 2011. Interest cost of less than $0.1 million was capitalized for the fiscal year ended January 3, 2010.

	January 2,	January 3,
	2011	2010
Building and leasehold improvements	$23,833	$22,677
Telecommunications equipment	44,736	39,691
Workstations and office equipment	13,770	12,435
Capitalized software	22,117	18,972
Construction in progress	4,861	2,151
Accumulated depreciation and amortization	(81,287)	(70,273)

Property and equipment, net	$28,030	$25,653

Net property and equipment located at the Company’s international customer care centers totaled $9.1 million and $10.5 million as of January 2, 2011 and January 3, 2010, respectively.
Capitalized Software
The Company capitalizes certain costs related to the purchase and installation of computer software and for internally developed software for internal use. Amortization is provided on a straight-line basis over estimated useful lives of up to 5 years. The Company had $3.6 million of unamortized capitalized software costs as of January 2, 2011 and $1.7 million of unamortized capitalized software costs as of January 3, 2010. Amortization expense for capitalized software costs was $1.9 million in fiscal year 2010 and $1.5 million in fiscal years 2009 and 2008.
Goodwill
Under the provisions of FASB ASC 250, goodwill is not amortized, but instead the Company is required and it is its policy to test all existing goodwill for impairment at least annually and more frequently if circumstances require. The Company tested the goodwill for impairment in the third quarter of 2010 and 2009, resulting in no impairment being recorded. As of January 2, 2011, the Company had $13.3 million of goodwill.
Financial Information about Industry Segments
The Company has one reportable segment and therefore, in accordance with FASB ASC 280 “Segment Reporting”, all segment-related financial information is included in the consolidated financial statements. The reportable segment reflects the Company’s operating and reporting structure.
Accounting for Stock-Based Compensation
At January 2, 2011, the Company had a share-based incentive compensation plan for employees and non-employee directors, which authorized the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan was 11.8 million at January 2, 2011, of which 1.1 million shares are available for future grants.
Options to purchase common shares are granted at the closing price of the common shares on The NASDAQ Global Market on the date of the grant. Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.

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
Total stock-based compensation expense was $2.1 million, $0.9 million and $1.3 million for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively. As of January 2, 2011, there was $5.9 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately 3.4 years.
During the fiscal year ended January 2, 2011, the Company awarded 250,000 non-vested common shares at a weighted average value per share of $5.23 that vest ratably five years from the grant date. The Company did not award non-vested common shares during the fiscal year ended January 3, 2010. During the fiscal year ended December 28, 2008, the Company awarded 50,000 non-vested common shares to employees at a weighted average value per share of $1.10 that vest ratably two years from the grant date.
Concentrations of Credit and Other Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables and foreign currency forward contracts. The Company places its cash and cash equivalents with major financial institutions and limits the amount of financial exposure to any one institution.
The Company’s accounts receivable arise from sales to clients in a variety of industries. The Company performs continuing credit evaluations of its clients, maintains allowances for potential credit losses and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition, past collection history and overall aging of the receivables. The top five clients accounted for approximately 72%, 76% and 78% of total revenue in fiscal years 2010, 2009 and 2008, respectively. Three of the Company’s clients were each responsible for 10% or more of its revenues in fiscal year 2010. See Note 5 for more information about significant client concentration.
The counterparties to the Company’s foreign currency contracts are three major financial institutions. The Company has not experienced non-performance by any of its counterparties nor does the Company expect there to be significant non-performance risk associated with its counterparties for derivative contracts outstanding as of January 2, 2011.
New Accounting Pronouncements
Fair Value
In January 2010, the FASB issued guidance amending ASC Topic 820 “Fair Value Measurements and Disclosures”. ASC Sub-topic 820-10 and related guidance was amended to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance, as it relates to transfers in and out of Levels 1 and 2, effective January 4, 2010, the beginning of its’ current fiscal year with no material impact on its consolidated financial statements. The Company has evaluated the impact of this guidance, as it relates to disclosures regarding Level 3 and determined it will not have a material impact on its consolidated financial statements. See Note 16 for more information about fair value disclosures.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Revenue Recognition
In October 2009, the FASB issued guidance on ASC Topic 605 “Revenue Recognition” related to revenue arrangements with multiple deliverables which revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has evaluated the impact of this guidance and determined it will not have a material impact on its consolidated financial statements.
4. Comprehensive Income
Comprehensive income for fiscal years 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Net income	$22,854	$58,053	$3,019
Foreign currency translation adjustment [1]	583	25	(1,315)
Unrealized gain (loss) on derivative contracts	302	934	(1,539)

Total comprehensive income	$23,739	$59,012	$165

(1)	The foreign currency translation adjustments in fiscal year 2010, 2009 and 2008 relate to the impact of the change in exchange rates on net assets located outside of the United States.
The following is a summary of the Company’s accumulated other comprehensive income activity for the years ended January 2, 2011, January 3, 2010 and December 28, 2008.

		Cash Flow	Accumulated
		Hedges -	Other
	Currency	Derivative	Comprehensive
	Translations	Contracts	Income
Balance, December 30, 2007	$2,197	$793	$2,990
Depreciation on current period hedging transactions	—	(2,260)	(2,260)
Realized loss reclassified to earnings	—	721	721
Foreign currency translation adjustment	(1,315)	—	(1,315)
Tax effect	—	—	—

Balance, December 28, 2008	$882	$(746)	$136

Appreciation on current period hedging transactions	—	1,012	1,012
Realized loss reclassified to earnings	—	161	161
Foreign currency translation adjustment	176	—	176
Tax effect	(151)	(239)	(390)

Balance, January 3, 2010	$907	$188	$1,095

Appreciation on current period hedging transactions	—	1,879	1,879
Realized gain reclassified to earnings	—	(1,412)	(1,412)
Foreign currency translation adjustment	674	—	674
Tax effect	(91)	(165)	(256)

Balance, January 2, 2011	$1,490	$490	$1,980

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
5. Significant Clients
The Company’s ten largest clients collectively accounted for approximately 89% of the Company’s revenue in fiscal year 2010 and 90% in fiscal years 2009 and 2008. Clients that were individually responsible for 10% or more of the Company’s revenues for fiscal years 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Verizon Wireless	21.6%	27.7%	21.0%
United Parcel Services, Inc.	21.0	20.6	25.1
Medco Health Solutions, Inc.	13.9	13.5	11.5
WellPoint, Inc.	5.8	6.9	12.5

Total	62.3%	68.7%	70.1%

Accounts receivable related to these significant clients as a percentage of net accounts receivable at the end of fiscal year 2010 and 2009, respectively, were:

	Percent of Net
	Accounts Receivable
	2010	2009
Verizon Wireless	19.1%	34.7%
Medco Health Solutions, Inc.	13.6	12.4
United Parcel Services, Inc	5.4	9.9
WellPoint, Inc.	3.9	8.8

Total	42.0%	65.7%

6. Supplemental Balance Sheet Data
The components of other current assets and other accrued liabilities included in the consolidated balance sheets are as follows:

	January 2,	January 3,
Consolidated Balance Sheet	2011	2010

Prepaid expenses and other assets	$4,365	$2,931
Non-qualified retirement plan	2,375	1,931
Unrecognized gain on forward contracts	1,109	657
Non-trade receivables	355	804

Other current assets	$8,204	$6,323

Non-qualified retirement plan obligation	$2,375	$1,931
Accrued capital expenditures	1,901	890
Accrued professional fees	654	719
Accrued severance	536	261
Accrued temporary labor	476	839
Deferred rent	473	1,134
Accrued workers’ compensation	431	929
Accrued telecom	424	961
Other accrued liabilities	1,930	1,526

Accrued liabilities	$9,200	$9,190

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
7. Severance, Restructuring and Other Charges
Severance and Other Charges
The Company recorded $1.4 million in severance and other charges for fiscal year 2010, of which $1.3 million related to the September 2010 resignation of Michael Marrow as the Company’s President and Chief Executive Officer. Cash payments of $0.5 million for severance and other charges have been made through January 2, 2011 and remaining cash payments of $0.9 million are payable through December 2012.
An additional $0.3 million of accelerated stock compensation expense was recorded directly in selling, general and administrative expense as part of overall stock compensation expense and was the result of the immediate vesting of all remaining unvested options included in Mr. Marrow’s February 25, 2008 option grant.
The Company had a repurchase obligation of $3.2 million related to these vested stock options as part of the Company’s severance agreement with Mr. Marrow. The full amount of this repurchase obligation was charged to equity in accordance with ASC 718-20-35-1 “Repurchases or Cancellations of Awards of Equity Instruments”. The repurchase obligation was paid in October 2010.
The Company recorded a reversal of severance charges of less than $0.1 million for fiscal year 2009, primarily related to adjustments in severance charges and retirement obligations recorded in fiscal year 2008.
The Company recorded $3.5 million of severance charges in fiscal year 2008 related to changes in the Company’s executive team and operational and administrative positions. During fiscal year 2008, several changes in the executive team occurred and the Company also eliminated approximately 130 operational and administrative positions throughout the company. All payments related to 2008 severance charges have been made through January 2, 2011.
Restructuring Charges
The Company did not record any restructuring charges in fiscal year 2010. The Company recorded a reversal of restructuring charges of less than $0.1 million in fiscal in fiscal year 2009, primarily related to adjustments to severance charges resulting from the 2007 restructuring initiative and the reversal of the remaining reserve for property taxes associated with the 2006 restructuring initiative.
The Company recorded less than $0.1 million of restructuring charges in fiscal year 2008, primarily related to incremental costs resulting from delays in subletting space in the Company’s Tucson, Arizona customer care center.
8. Income Taxes
The income tax expense (benefit) for fiscal years 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Current foreign provision	$336	$275	$—
Current state provision	423	236	33

Total current provision	759	511	33
Deferred federal provision (benefit)	10,180	(23,108)	—
Deferred state provision (benefit)	220	(730)	—

Total deferred provision (benefit)	10,400	(23,838)	—

Total income tax expense (benefit)	$11,159	$(23,327)	$33

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
A reconciliation of the statutory federal income tax expense (benefit) to the actual effective income tax expense (benefit) for fiscal years 2010, 2009 and 2008 is as follows:

	2010	2009	2008
U.S. Statutory tax expense — rate (35%)	$11,905	$12,154	$1,068
U.S. State taxes, net of U.S. Federal benefit and state credits	625	790	63
Work Opportunity Tax Credits	(1,880)	(558)	(246)
Work Opportunity Tax Credits add back to income	771	—	—
Other, including permanent items	90	411	30
Decrease in state NOL	231	993	—
Deferred tax asset adjustment	—	783	(2,418)
Valuation allowance (reversal)	(583)	(37,900)	1,536

Actual tax expense (benefit)	$11,159	$(23,327)	$33

The valuation allowance decreased by $37.9 million during fiscal year 2009, due primarily to 2009 earnings and by a $23.8 million reversal due to the Company’s improved financial performance and the expectation that generating future profits will enable it to fully utilize these deferred tax assets.
The significant components of deferred income tax assets and liabilities are as follows:

	January 2,	January 3,
	2011	2010
Deferred tax assets:
Net operating loss and credit carryforwards	$10,030	$20,270
Payroll related items	2,228	1,480
Depreciation	1,899	550
Stock compensation expense	1,263	925
Deferred rent	1,206	1,498
Self-insurance related costs	713	781
Other	788	900

Total deferred tax assets	18,127	26,404
Deferred tax liabilities:
Foreign exchange adjustment on fixed assets	(242)	(151)
Derivative contracts	(404)	(239)
Intangible assets	(646)	(271)

Total deferred tax liabilities	(1,292)	(661)

Net deferred tax assets before valuation allowance	16,835	25,743

Valuation allowance	(397)	(980)

Net deferred tax assets	$16,438	$24,763

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In accordance with FASB ASC740 “Income Taxes”, the Company assesses the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings and cash flows, the nature and timing of future deductions and benefits represented by the deferred tax assets and its cumulative earnings for the last twelve quarters. After considering both the positive and negative evidence, the Company determined that it was more-likely-than-not that it would not realize the full value of a portion of its deferred tax assets related to certain state net operating loss carryforwards. As a result, a valuation allowance of $0.4 million and $1.0 million was established as of January 2, 2011 and January 3, 2010.
The Company’s net deferred tax assets are $16.4 million as of January 2, 2011, of which $0.6 million relates to state net operating losses incurred in the prior years. The Company has no federal net operating loss carryforwards as of January 2, 2011.
State tax net operating loss carryforwards of $20.0 million expire over the following periods:

Net Operating Loss
Expiration	Carryforward
2011	$246
2012	402
2013	4
2014	406
2015	0
Thereafter	18,913

$19,971

The Company has Work Opportunity Tax Credits and Alternative Minimum Tax Credits of $7.7 million and $1.3 million, respectively, as of January 2, 2011. The Work Opportunity Tax Credits expire at various periods between 2018 and 2030. The Alternative Minimum Tax Credit is available indefinitely.
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
The Company benefits from an income tax holiday as a Philippine Economic Zone Authority (PEZA) registrant. The Company is required to comply with certain financial metrics to qualify for the income tax holiday. The tax holiday for the Alabang facilities expired in April 2009. The tax holiday for the Cubao, Philippines facility expires in 2012. The tax holiday for the Leyte, Philippines facility expires in 2013. As a result of its free zone status, the Company is exonerated from income tax and certain other taxes.
The U.S. federal statute of limitations remains open for the years of 2007 and forward. Foreign and U.S. state jurisdictions have statutes ranging from three to four years.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
9. Long-term Obligations
Debt
The Company did not have any long-term debt outstanding as of January 2, 2011 and January 3, 2010. As of January 2, 2011, there were no outstanding borrowings under the Revolving Loan Agreement and the Company had cash and cash equivalents of $41.4 million.
On May 5, 2008, the Company entered into a Revolving Credit and Security Agreement (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides the Company with a $40.0 million revolving loan facility which expires in May 2011. With the upcoming expiration, the Company is currently evaluating various financing alternatives and intends to obtain a replacement facility prior to the maturity of the current Revolving Loan Agreement. The Company anticipates more favorable terms for a new facility, however there can be no assurance that it will enter into such an arrangement.
The Company’s ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from its clients. The Revolving Loan Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Revolving Loan Agreement prohibit (with limited exceptions) the Company from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments. The Company obtained a waiver from PNC permitting it to repurchase common shares under the program approved by the Company’s Board of Directors.
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
The Company was in compliance with its financial covenants as of January 2, 2011. At the end of fiscal year 2010, the Company had approximately $32.6 million in undrawn borrowing capacity under its Revolving Loan Agreement, based upon borrowing base calculations.
Capital Leases
Long-term obligations as of January 2, 2011 and January 3, 2010 consisted of capital leases and are included as a component of other liabilities.

	January 2,	January 3,
	2011	2010
Obligations under capital leases	$1,376	$1,064
Less: current portion of capital leases	696	397

Long-term obligations of capital leases	$680	$667

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The Company entered into capital leases for the acquisition of computer hardware which are included in property and equipment. Amortization of capital lease assets is provided on a straight-line basis over the term of each lease, which is generally three to five years, and is recorded as a component of depreciation and amortization expense. The Company’s capital leases as of January 2, 2011 and January 3, 2010, are as follows:

	January 2,	January 3,
	2011	2010
Capital leases	$2,151	$1,203
Less: accumulated amortization	790	150

Net capital leases	$1,361	$1,053

The present value of future net minimum lease payments (included in long term obligations and current portion shown above) as of January 2, 2011, are as follows:

Capital
Leases
2011	$781
2012	418
2013	131
2014	105
2015	61

Total minimum lease payments	1,496
Less: amount representing estimated executory costs	73

Net minimum lease payments	1,423
Less: amount representing interest	47

Present value of net minimum lease payments	$1,376

10. Commitments and Contingencies
Lease Commitments
The Company leases its customer care centers, administrative offices and certain equipment under operating leases. Rent expense for fiscal years 2010, 2009 and 2008 was $7,324, $6,853 and $7,038, respectively.
On October 10, 2006, the Company sold its Cedar Rapids, Iowa facility in a sale-leaseback transaction that resulted in a net gain of $0.8 million. The gain has been deferred and is being amortized over terms based on the individual lease agreements.
Future minimum rental payments for real estate and equipment at January 2, 2011, are as follows:

Operating
Leases
2011	$6,861
2012	6,269
2013	5,591
2014	5,336
2015	5,331
Years thereafter	11,687

Total payments	$41,075

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
Telecommunications Commitments
The Company has contracts with its telecommunications providers that require certain minimum usage each year of the contract. At January 2, 2011, the commitments under these contracts are as follows:

Total
2011	$4,221
2012	4,221
2013	944

Total commitments	$9,386

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
In March 2010, the Company entered into an agreement to resolve the collective action. On June 16, 2010, the Court entered an order approving the resolution of all claims under the FLSA collective action. Under the terms of the agreement, the Company agreed to pay a maximum amount of $4.0 million to resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees. As a result, the Company recorded a liability of $2.4 million for the thirteen weeks ended April 4, 2010 which represented its estimate at the time of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. Based on the court’s final order approving the agreement, (including setting the amount of plaintiffs’ attorneys’ fees) and a revised estimated rate of participation from eligible class members, the Company reduced the previously recorded liability by $0.5 million during the thirteen weeks ended October 3, 2010 to an adjusted recorded liability of $1.8 million which reflected its revised expectation of the final amount which would ultimately be paid.
On December 21, 2010, a final order of dismissal was entered by the Court triggering the Company’s payment obligations under the agreement to resolve the collective action. The final amount paid to class members who participated in the action and to plaintiff’s attorney was approximately $1.8 million.
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

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
11. Shareholders’ Equity
The authorized capital stock of the Company consists of 200 million common shares, $.01 par value per share, of which 53,359,090 were issued as of January 2, 2011, and 50 million preferred shares, $.01 par value per share, of which no shares have been issued. During fiscal year 2010, the Company repurchased a total of 870,633 shares at a cost of $4.9 million under a stock repurchase program authorized by the Board of Directors in August 2010. Under the approved program, the Company can repurchase up to an aggregate of five million shares of its common stock on the open market at prevailing market prices or in negotiated transactions off the market. The Company is not obligated to acquire any particular amount of common stock as a result of the plan, which may be suspended at any time at its discretion.
In fiscal years 2009 and 2008 treasury shares of 959 and 46,234 were issued through the Company’s Incentive Stock Plan. No treasury shares have been issued through the Plan in fiscal year 2010.
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

	2010	2009	2008

Net income	$22,854	$58,053	$3,019
Weighted average common shares outstanding	52,455	51,570	50,424
Income per share—basic	$0.44	$1.13	$0.06

Effects of dilutive securities	2,251	1,726	53
Weighted average common and common equivalent shares outstanding	54,706	53,296	50,477
Income per share—diluted	$0.42	$1.09	$0.06
Options to purchase 1.4 million, 1.0 million and 3.7 million shares of common stock for the fiscal years 2010, 2009 and 2008, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
13. Stock Awards
The Amended and Restated 2005 Incentive Stock Plan (Plan) adopted on April 4, 2007 replaced and superseded the 2005 Incentive Stock Plan. Under the Plan, directors, officers, key employees and non-employee consultants may be granted non-qualified stock options, incentive stock options, stock appreciation rights, performance shares and stock awards, as determined by the Compensation Committee of the Board of Directors. Options to purchase common shares are granted with an exercise price equal to the closing price of the common shares on The NASDAQ Global Market on the date of the grant. A total of 11.8 million shares have been authorized for grant under the Plan. At January 2, 2011, 1.1 million shares were available for future grant under the Plan. The exercise price of stock options granted under the Plan may not be less than 100% of the fair market value of the common shares on the date of grant. Options under the Plan expire no later than 10 years after date of grant.
Each non-employee director receives four quarterly grants of an equal number of options. The number of options granted is determined once each year by dividing $90 by the average fair market value of the stock for the previous year. The exercise price is the fair market value of the underlying stock on the date of the grant. In fiscal years 2010, 2009 and 2008, non-employee directors received an aggregate of 211,165, 299,614 and 256,852 options, respectively.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The Company estimated the fair value of its new option grants during fiscal years 2010, 2009 and 2008 using the Black-Scholes option-pricing model with the following assumptions:

	For the Fiscal Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
Expected volatility	78 - 90%	87 - 91%	81 - 93%
Risk-free interest rate	0.63 - 1.70%	1.27 - 1.70%	2.14 - 3.99%
Expected life in years	3.14 - 3.42	2.96 - 3.29	2.11 - 2.40
Annualized forfeiture rate	5.4%	13.3%	14.4%
Weighted average grant date fair value	$3.11	$2.60	$0.56
Stock Option Activity
Stock option activity under the Plan for fiscal years 2010, 2009 and 2008 was as follows:

			Weighted
		Grant Price	Average	Aggregate
		Range	Exercise Price	Intrinsic
Description	Shares	Per Share	Per Share	Value
Outstanding as of December 30, 2007	6,944,019	$0.85 - $11.63	$2.22
Granted	2,859,352	0.79 - 2.15	1.19
Exercised	(450,250)	0.85 - 1.35	0.90
Forfeited	(1,140,501)	0.79 - 4.60	1.66
Expired	(1,697,981)	1.35 - 11.56	2.59

Outstanding as of December 28, 2008	6,514,639	$0.79 - $11.63	$1.98
Granted	1,216,114	1.38 - 6.05	4.42
Exercised	(1,268,502)	0.86 - 5.64	2.47
Forfeited	(191,224)	1.38 - 5.84	3.98
Expired	(134,350)	1.35 - 10.97	4.79

Outstanding as of January 3, 2010	6,136,677	$0.79 - $11.63	$2.24
Granted	1,490,165	4.91 - 6.43	5.45
Exercised	(790,364)	0.86 - 5.53	2.09
Forfeited	(256,500)	1.49 - 5.75	5.35
Expired	(935,500)	1.21 - 11.63	1.48

Outstanding as of January 2, 2011	5,644,478	$0.79 - $6.43	$3.09	$16,832

Stock options exercisable at January 2, 2011	2,636,975		$2.31	$9,920
The weighted average grant date fair value of options granted in fiscal years 2010, 2009 and 2008 was $3.11, $2.60 and $0.56 per share, respectively.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The following table summarizes information concerning stock options outstanding as of January 2, 2011:

	Per Share Exercise Price Ranges			Total
	$0.79-$1.62	$1.64-$5.23	$5.31-$6.43	$0.79-$6.43
Outstanding as of January 2, 2011	2,182,078	2,518,445	943,955	5,644,478
Weighted average remaining term	6.52	6.87	8.19	6.96
Weighted average exercise price	$1.25	$3.72	$5.67	$3.09

Exercisable as of January 2, 2011	1,263,824	1,163,809	209,342	2,636,975
Weighted average remaining term				5.10
Weighted average exercise price	$1.31	$2.79	$5.67	$2.31
Non-vested Common Share Activity
Non-vested common share grant activity for fiscal year 2010 was as follows:

Description	Shares
Outstanding as of January 3, 2010	25,000
Granted	250,000
Issued	(25,000)
Cancelled	—

Outstanding as of January 2, 2011	250,000

In fiscal year 2010, the Company awarded 250,000 non-vested common shares at a weighted average value per share of $5.23.
14. Benefit Plans
Employees meeting certain eligibility requirements may contribute up to 25% of pretax gross wages, subject to certain restrictions, to the 401(k) savings plan. The Company also sponsors a non-qualified retirement plan (Select Plan) for senior employees. Those employees meeting the eligibility requirements as defined therein may contribute up to 25% of their base wages across the 401(k) plan and the Select Plan, subject to certain restrictions. The Company makes matching contributions of 50% of the first 6% of an employee’s wages contributed to these plans. Company matching contributions vest 20% per year over a five-year period. For fiscal years 2010, 2009 and 2008 the Company made matching contributions to the plans of $547, $499 and $553, respectively. As of January 2, 2011, the fair value of investments in the Select Plan totaled $2.4 million and are reflected on the Company’s balance sheet in other current assets. The offsetting obligation to employees participating in the Select Plan, which will always equal the fair value of the investments in accordance with the plan documents, are recorded on the Company’s balance sheet in other current liabilities.
15. Related Party Transactions
In connection with the Revolving Loan Agreement with PNC, the Company had a $9.0 million letter of credit (Credit Enhancement Letter of Credit) which was provided by TCS Global Holdings, L.P. (TCS), an affiliate of Theodore G. Schwartz, the Company’s Chairman and principal shareholder. On March 20, 2009, PNC released the Credit Enhancement Letter of Credit based on the Company having achieved certain financial ratios and EBITDA and having met certain minimum availability thresholds under the Revolving Loan Agreement.
In connection with the issuance of the Credit Enhancement Letter of Credit, the Company and TCS had also entered into a Reimbursement and Security Agreement, dated May 5, 2008 (Reimbursement Agreement). The Company paid $0.3 million in 2008 to TCS for fees related to the Credit Enhancement Letter of Credit and the Reimbursement Agreement.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
16. Fair Value Measurements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 2, 2011:

	Fair Value Measurements as of January 2, 2011
	Level 1	Level 2	Level 3
Assets:
Cash equivalents [1]	$38,465	$—	$—
Non-qualified retirement plan [2]	2,375	—	—
Foreign currency contracts [3]	—	1,109	—
Non-current investments [4]	1,179	—	—
Liabilities:
Foreign currency contracts [3]	$—	$22	$—
Non-qualified retirement plan obligation [2]	2,375	—	—

(1)	Cash equivalents: The carrying amount of these items approximates fair value at period end.

(2)
Non-qualified retirement plan: The Company maintains a non-qualified retirement plan (Select Plan) for highly compensated employees who are limited in the amount of contributions that they can make in the Company’s 401K plan. As of January 2, 2011, the fair value of investments in the Select Plan totaled $2.4 million and is reflected on the Company’s balance sheet in other current assets. The offsetting obligation to employees participating in the Select Plan, which will always equal the fair value of the investments, are recorded on the Company’s balance sheet in other current liabilities.

(3)
Foreign currency contracts: The carrying amount of these items is based on the market valuation approach which is provided by the counter-party institutions and uses the closing or mid-market rate and forward points obtained from external sources on the date of valuation. There are no guaranteed selling prices for these forward currency contracts.

(4)
Non-current investments: The carrying amount of these items, which represent Philippine treasury bills, approximates fair value at fiscal year-end and is recorded as a component of other assets on the Company’s balance sheet.

The carrying amounts of accounts receivable, accounts payable and short-term debt approximate fair value.
There were no transfers of assets or liabilities between Level 1 and Level 2 during fiscal year 2010.
17. Derivative Instruments
The Company uses forward contracts to mitigate foreign currency risk. The derivatives are designated as cash flow hedges to the extent that the instruments qualify for accounting as a hedging instrument; therefore, the effective portion of gains and losses that result from changes in fair value of the derivative instruments are recorded in accumulated other comprehensive income (OCI) until the hedged transaction affects income, at which time gains and/or losses are realized. The Company expects these amounts to be reclassified into earnings over the next eighteen months. If the instrument does not qualify for accounting as a hedge, the change in the value of the instrument during the reporting period is recorded immediately to earnings. The Company assesses hedge effectiveness each reporting period.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The objective of the foreign currency hedge contract is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippine’s share of revenue. The Company currently engages in forward contracts with three major financial credit institutions. As of January 2, 2011, forward contracts to purchase 1,235 million Philippine pesos at a U.S. dollar notional of $27.3 million were outstanding.
Each contract is designated to a hedged item which is settled periodically. The hedged item represents the change in the U.S. dollar cash flow necessary to settle the accounts payable balance at periodic intervals over the next eighteen months. The settlement timing corresponds with the payroll and rent cycles in the Philippines. No ineffectiveness is anticipated because the notional amount of the contracts is no more than 95% of the anticipated payable balance and declines steadily over the course of the next eighteen months. Also, the maturity date of the forward contract coincides with the timing of the effective repayment of the intercompany payable. The Company had no gain or loss recognized in income related to ineffectiveness for fiscal years 2010, 2009 and 2008.
The Company had entered into an interest rate swap with the objective of mitigating the variability in cash flows resulting from changes in the underlying interest rate index or changes in the LIBOR rate. As of December 28, 2008, a pay fixed / receive floating interest rate swap for a $5.0 million notional amount was outstanding. The interest rate swap had a maturity date of May 2011. The interest rate swap did not meet the criteria to be accounted for as a hedge and therefore, the unrealized loss of less than $0.1 million and $0.3 million for the fiscal years ended January 3, 2010 and December 28, 2008, respectively, was recognized as a component of interest expense in the Company’s Statement of Operations. The contract was terminated in June 2009 due to the elimination of outstanding borrowings.
At January 2, 2011 and January 3, 2010, the fair value carrying amount of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	January 2,	January 3,	Balance Sheet	January 2,	January 3,
	Location	2011	2010	Location	2011	2010
Derivatives designated as hedging instruments :
Foreign currency contracts	Other Current Assets	$1,109	$657	Accrued Liabilities	$22	$15

Derivatives not designated as hedging instruments:
NA	Other Current Assets	—	—	Accrued Liabilities	—	—

Total derivatives		$1,109	$657		$22	$15

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
The effect of derivative instruments on the Consolidated Statement of Operations for fiscal years 2010, 2009 and 2008 was as follows:

	Amount of Gain (Loss) Recognized			Gain (Loss) Reclassified from Accumulated
Derivatives Designated as	in OCI on Derivatives (Effective Portion)			OCI into Income (Effective Portion)
Cash Flow	January 2,	January 3,	December 28,		January 2,	January 3,	December 28,
Hedging Instruments	2011	2010	2008	Location	2011	2010	2008
Foreign currency contracts	$302	$934	$(1,539)	Cost of Services	$1,412	$(161)	$(721)

		Amount of Gain (Loss) Recognized in Income
		on Derivative
Derivatives not Designated	Location of Gain (Loss) Recognized	January 2,	January 3,	December 28,
as Hedging Instruments	in Income on Derivative	2011	2010	2008
Interest rate swap	Interest income (expense)	$—	$(18)	$(278)
18. Subsequent Events
On February 14, 2011, the Company entered into an amendment to its existing Vendor Agreement, dated October 4, 2004, with Medco Health Services, Inc. (“Medco”). The amendment has an effective date of December 29, 2010. Pursuant to the amendment, the Company agreed to continue to provide call-center services to Medco on the revised terms set forth in the amendment. A copy of the amendment is being filed as an Exhibit to this Form 10-K.

APAC CUSTOMER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data and as otherwise indicated)
19. Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal years 2010 and 2009:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal year ended January 2, 2011:

Net revenue	$85,254	$77,386	$76,878	$86,440	$325,958
Gross profit	20,446	16,377	14,846	16,799	68,468
Operating income	9,899	8,267	6,704	8,974	33,844
Net income	6,560	5,329	4,644	6,321	22,854
Net income per share:
Basic	$0.13	$0.10	$0.09	$0.12	$0.44
Diluted	$0.12	$0.10	$0.08	$0.12	$0.42

Fiscal year ended January 3, 2010:

Net revenue	$73,246	$66,042	$68,360	$85,529	$293,177
Gross profit	18,550	15,404	14,165	17,213	65,332
Operating income	10,852	7,801	6,656	9,347	34,656
Net income	10,619	7,736	6,588	33,110	58,053
Net income per share:
Basic	$0.21	$0.15	$0.13	$0.63	$1.13
Diluted	$0.20	$0.14	$0.12	$0.61	$1.09
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
Disclosure Controls and Procedures
As of January 2, 2011, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 2, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2011. The effectiveness of our internal control over financial reporting as of January 2, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended January 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of APAC Customer Services, Inc.
We have audited APAC Customer Services, Inc.’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). APAC Customer Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion of the company’s internal control over financial reporting based on our audit.
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
In our opinion, APAC Customer Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of APAC Customer Services, Inc. as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 2, 2011 and our report dated February 18, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 18, 2011

Item 9B.	Other Information.
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information required by this Item (except for the information regarding executive officers required by Item 401 of Regulation S-K which is included in Part I under the caption “Executive Officers of Registrant”) will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2011 under the caption “Election of Directors,” which information is incorporated herein by reference.
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
Information concerning compliance with Section 16 of the Exchange Act will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2011 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated by reference.

Item 11.	Executive Compensation.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2011 under the captions “Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a)
The information concerning the security ownership of certain beneficial owners required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2011 under the caption “Common Shares Beneficially Owned by Principal Shareholders and Management,” which information is hereby incorporated by reference.

(b)
The information concerning security ownership of management required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2011 under the caption “Common Shares Beneficially Owned by Principal Shareholders and Management,” which information is hereby incorporated by reference.

Equity Compensation Plan Information
The following table summarizes the status of common shares authorized for issuance under our Amended and Restated 2005 Incentive Stock Plan as of January 2, 2011.

	Number of Securities		Number of Securities Remaining
	to Be Issued Upon	Weighted Average	Available for Future Issuance
	Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants, and Rights	Warrants, and Rights	Reflected in the First Column)
Equity compensation plans approved by security holders	5,644,478	$3.09	1,127,766

Equity compensation plans not approved by security holders	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2011 under the captions “Election of Directors” and “Certain Relationships and Related Transactions,” which information is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item will be set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2011 under the caption “Relationships with Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) (1) Financial Statements
The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
(i)	Report of Independent Registered Public Accounting Firm for the Fiscal Years Ended January 2, 2011, January 3, 2010, and December 28, 2008

(ii)	Consolidated Statements of Operations for the Fiscal Years Ended January 2, 2011, January 3, 2010, and December 28, 2008

(iii)	Consolidated Balance Sheets as of January 2, 2011 and January 3, 2010

(iv)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended January 2, 2011, January 3, 2010, and December 28, 2008

(v)	Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2011, January 3, 2010, and December 28, 2008

(vi)	Notes to Consolidated Financial Statements

(vii)	Quarterly Results of Operations for the Fiscal Years Ended January 2, 2011 and January 3, 2010
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
Dated: February 18, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Theodore G. Schwartz* Theodore G. Schwartz	Chairman of the Board of Directors	February 18, 2011

/s/ Kevin T. Keleghan Kevin T. Keleghan	Director, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2011

/s/ Andrew B. Szafran Andrew B. Szafran	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2011

/s/ Joseph R. Doolan Joseph R. Doolan	Vice President and Controller (Principal Accounting Officer)	February 18, 2011

/s/ Katherine Andreasen* Katherine Andreasen	Director	February 18, 2011

/s/ John J. Park * John J. Park	Director	February 18, 2011

/s/ Samuel K. Skinner* Samuel K. Skinner	Director	February 18, 2011

/s/ John L. Workman * John L. Workman	Director	February 18, 2011

*	Andrew B. Szafran, as attorney in fact for each person indicated.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning of	Costs		End of
Description	Period	and Expenses	Deductions (a)	Period
Allowance for doubtful accounts:
Fiscal Year ended December 28, 2008	1,097	2,203	1,865	1,435
Fiscal Year ended January 3, 2010	1,435	888	1,179	1,144
Fiscal Year ended January 2, 2011	1,144	427	506	1,065

(a)	Represents charges for which the allowance account was created.

Exhibit Index

Exhibit
Number	Description

3.1	Articles of Incorporation of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

3.2	Second Amended and Restated By-laws of APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated August 22, 2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

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

*10.7	Letter Agreement, dated January 16, 2008, with Robert J. Keller, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated January 17, 2008.

*10.8	Employment Agreement with Mark E. McDermott, dated April 12, 2004, incorporated by reference into APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

*10.9
Amendment to Employment Agreement with Mark E. McDermott, dated August 6, 2007, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

*10.10	Employment Agreement with Joseph R. Doolan, dated January 11, 2006, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 9, 2006.

*10.11
APAC Customer Services, Inc. Management Incentive Plan, as amended and restated effective August 2, 2007, incorporated by reference into APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

*10.12	Form of Amended and Restated Employment Security Agreement, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

*10.13	Form of Employment Security Agreement, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

*10.14	Executive Employment Agreement, dated February 18, 2008, with Michael P. Marrow, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated February 19, 2008.

10.15	Registration Rights Agreement, incorporated by reference to APAC TeleServices, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 33-95638.

10.16
Master Services Agreement, dated April 24, 2008, with United Parcel Services OASIS Supply Corporation, incorporated by reference to APAC Customer Services, Inc.’s current Report on Form 8-K, dated April 28, 2008.

10.17
Vendor Agreement for Call Center Services, dated September 26, 2004 with Medco Health Solutions, Inc., incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Exhibit
Number	Description

10.18
Revolving Loan and Security Agreement, dated May 5, 2008, among APAC Customer Services, Inc. and PNC Bank, National Association, as agent, and the financial institutions from time to time party thereto as lenders, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated May 6, 2008.

*10.19	Employment Agreement with Arthur DiBari, dated March 11, 2008, incorporated by reference to APAC Customer Services, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008.

*10.20	Employment Agreement with Andrew B. Szafran, dated May 12, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated May 14, 2008.

*10.21	Employment Agreement with Robert B. Nachwalter, dated October 31, 2008, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated November 20, 2008.

10.22	Form of Indemnification Agreement dated April 28, 2009, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated April 28, 2009.

*10.23	Employment Agreement with Christopher H. Crowley, dated February 12, 2009, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated March 12, 2009.

10.24
Master Agreement for Call Center Services Between Verizon Corporate Services Group Inc. and APAC Customer Services, Inc., incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated July 14, 2009.

*10.25	Employment Agreement with Eric Tinch, dated April 1, 2010, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated April 12, 2010.

*10.26	Executive Employment Agreement with Kevin T. Keleghan, dated September 13, 2010, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed September 13, 2010.

*10.27	Employment Security Agreement with Kevin T. Keleghan, dated September 13, 2010, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed September 13, 2010.

*10.28
Agreement Protecting Company Interests with Kevin T. Keleghan, dated September 13, 2010, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed September 13, 2010.

*10.29
Letter Amendment to Executive Employment Agreement with Michael P. Marrow, dated September 12, 2010, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed September 13, 2010 (amendment filed September 14, 2010.)

*10.30	Letter Amendment to Employment Agreement with Arthur DiBari, executed on October 1, 2010, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed October 6, 2010.

*10.31	Letter Amendment, dated December 31, 2010, to Employment Agreement with Eric Tinch, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed January 3, 2011.

10.32	Amendment to Vendor Agreement, dated February 14, 2011 but effective as of December 29, 2010, between APAC Customer Services, Inc. and Medco Health Services, Inc.,

21.1	Subsidiaries of APAC Customer Services, Inc.

23.2	Consent of Ernst & Young LLP.

24.1	Power of attorney executed by Katherine Andreasen, John J. Park, Theodore G. Schwartz, Samuel K. Skinner and John L. Workman.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory plans or arrangements.