Form 10-Q
period 2011-04-03
APAC CUSTOMER SERVICES, INC
filed 2011-05-12
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 3, 2011
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
Yes ☐     No ☑
There were 51,218,419 common shares, $0.01 par value per share, outstanding as of May 6, 2011.

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
See our filings with the Securities and Exchange Commission (SEC) for further discussion of the risks and uncertainties associated with our business, in particular, the discussion in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 3,	January 2,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,268	$41,399
Accounts receivable, net	46,772	52,483
Deferred tax assets, current	7,606	11,051
Other current assets	8,288	8,204

Total current assets	113,934	113,137

Property and equipment, net	28,065	28,030
Goodwill and intangible assets, net	13,783	13,763
Deferred tax assets, non-current	5,387	5,387
Other assets	2,761	2,848

Total assets	$163,930	$163,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital leases — current portion	$617	$696
Accounts payable	3,719	4,964
Income taxes payable	401	93
Accrued payroll and related items	22,477	22,205
Accrued liabilities	8,324	9,200

Total current liabilities	35,538	37,158
Other non-current liabilities	4,510	4,536
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 53,417,300 shares issued and 51,625,975, shares outstanding at April 3, 2011, and 53,359,090 shares issued and 52,488,457 shares outstanding at January 2, 2011	534	533
Additional paid-in capital	113,145	112,668
Accumulated earnings	18,187	11,166
Accumulated other comprehensive income	2,323	1,980
Treasury shares: 1,791,325 and 870,633 shares at cost at April 3, 2011 and January 2, 2011, respectively	(10,307)	(4,876)

Total shareholders’ equity	123,882	121,471

Total liabilities and shareholders’ equity	$163,930	$163,165

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 3,	April 4,
	2011	2010

Net revenue	$88,043	$85,254
Cost of services	68,544	64,808

Gross profit	19,499	20,446

Operating expenses:
Selling, general and administrative expenses	8,301	8,146
Legal settlement	2	2,400
Severance and other charges	425	1

Total operating expenses	8,728	10,547

Operating income	10,771	9,899
Other (income) expense, net	20	(109)
Interest (income) expense, net	32	(8)

Income before income taxes	10,719	10,016
Income tax expense	3,698	3,456

Net income	$7,021	$6,560

Net income per share:
Basic	$0.14	$0.13

Diluted	$0.13	$0.12

Weighted average number of shares outstanding:
Basic	51,797	52,309

Diluted	53,528	54,630

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 3,	April 4,
	2011	2010
Operating activities:
Net income	$7,021	$6,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,921	3,112
Deferred income taxes	3,445	138
Stock compensation expense	372	500
Amortized gain on sale leaseback	(40)	(23)
Loss (gain) on sale of property and equipment	8	(1)
Income taxes payable	309	3,296
Change in operating assets and liabilitie	3,650	8,661

Net cash provided by operating activities	17,686	22,243

Investing activities:
Purchases of property and equipment, net	(2,408)	(2,231)
Net proceeds from sale of property and equipment	—	1

Net cash used in investing activities	(2,408)	(2,230)

Financing activities:
Payment of capital lease obligations	(285)	(124)
Stock option transactions	106	11
Purchase of treasury stock	(5,431)	—

Net cash used in financing activities	(5,610)	(113)

Effect of exchange rate change on cash	201	209

Net increase in cash and cash equivalents	9,869	20,109

Cash and cash equivalents:
Beginning balance	41,399	20,557

Ending balance	$51,268	$40,666

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
The Company’s international customer care centers use their local currency, the Philippine peso and the Dominican peso, as their functional currency. Assets and liabilities of international customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the respective periods. All inter-company transactions and balances have been eliminated. The balance sheet at April 3, 2011 has been derived from the unaudited financial statements at that date and includes all of the information and notes required by GAAP for interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
The Company operates on a thirteen week fiscal quarter that ends on the Sunday closest to March 31. The Company operates on a 52/53 week fiscal year that ends on the Sunday closest to December 31.
2. New Accounting Pronouncements
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (FASB) issued guidance on Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition” related to revenue arrangements with multiple deliverables, which revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance effective January 3, 2011, the beginning of the Company’s current fiscal year, did not have any material impact on the Company’s unaudited condensed consolidated financial statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
3. Accrued Liabilities
The components of other current accrued liabilities included in the unaudited condensed consolidated balance sheets are as follows:

	April 3,	January 2,
	2011	2011
Non-qualified retirement plan obligation	$2,260	$2,375
Accrued capital expenditures	967	1,901
Accrued severance	732	536
Accrued professional fees	703	654
Deferred rent	582	473
Accrued telecom	432	424
Accrued workers’ compensation	412	431
Other accrued liabilities	2,236	2,406

Total	$8,324	$9,200

4. Accounting for Stock-Based Compensation
The Company has a share-based incentive compensation plan for employees and non-employee directors, which authorizes the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 1.2 million shares are available for future grants at April 3, 2011.
Total stock-based compensation expense was $0.4 million and $0.5 million for the thirteen weeks ended April 3, 2011 and April 4, 2010, respectively. As of April 3, 2011, there was $5.3 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately 3.2 years.
A summary of the Company’s non-vested common share grant activity during the thirteen weeks ended April 3, 2011 is presented below:

Number of Shares
Outstanding on January 2, 2011	250,000
Granted	—
Issued	—
Cancelled	—

Outstanding on April 3, 2011	250,000

The Company did not award non-vested common shares during the thirteen weeks ended April 3, 2011 and April 4, 2010.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
A summary of the Company’s stock option grant activity during the thirteen weeks ended April 3, 2011 is presented below:

					Weighted Average	Aggregate
	Number of	Grant Price Range Per			Exercise Price Per	Intrinsic
	Options	Share			Share	Value

Outstanding on January 2, 2011	5,644,478	$0.79	–	$6.43	$3.09
Granted	119,875	5.86	–	6.12	5.90
Exercised	(58,210)	1.10	–	5.13	1.81
Forfeited	(186,000)	1.49	–	5.86	5.26
Expired	(4,250)	2.81	–	5.31	3.75

Outstanding on April 3, 2011	5,515,893	$0.79	–	$6.43	$3.09	$16,065

Exercisable on April 3, 2011	2,745,621	$0.79	–	$6.05	$2.31	$10,128
Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.
5. Comprehensive Income
Comprehensive income for the thirteen weeks ended April 3, 2011 and April 4, 2010 is as follows:

	Thirteen Weeks Ended
	April 3,	April 4,
	2011	2010
Net income	$7,021	$6,560
Foreign currency translation adjustment	262	190
Unrealized gain on derivative contracts	81	270

Total comprehensive income	$7,364	$7,020

6. Legal Proceedings
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
In March 2010, the Company entered into an agreement to resolve the collective action. On June 16, 2010, the Court entered an order approving the resolution of all claims under the FLSA collective action. Under the terms of the agreement, the Company agreed to pay a maximum amount of $4.0 million to resolve claims by eligible class members, including payments to class members and payments for plaintiff attorneys’ fees. As a result, the Company recorded a liability of $2.4 million for the thirteen weeks ended April 4, 2010 which represented its estimate at the time of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. Based on the court’s final order approving the agreement, (including setting the amount of plaintiffs’ attorneys fees) and a revised estimated rate of participation from eligible class members, the Company reduced the previously recorded liability by $0.5 million during the thirteen weeks ended October 3, 2010 to an adjusted recorded liability of $1.8 million which reflected its revised expectation of the final amount which would ultimately be paid.
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
7. Debt
As of April 3, 2011, there were no outstanding borrowings under the Revolving Loan Agreement and the Company had cash and cash equivalents of $51.3 million.
As of January 3, 2011, the Company was party to a Revolving Credit and Security Agreement, as amended, (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides the Company with a $40.0 million revolving loan facility which expires in May 2011. On April 27, 2011, the Company entered into the Second Amendment to Revolving Credit and Security Agreement (Second Amendment) which amends the Revolving Credit and Security Agreement (Credit Agreement) among the Company, Agent and Lenders dated May 5, 2008. The Second Amendment extends the term of the Credit Agreement to September 30, 2011. The Company is evaluating various financing alternatives and intends to obtain a replacement facility prior to the expiration of the extended term. The Company anticipates favorable terms for a new facility; however, there can be no assurance that the Company will enter into such an arrangement.
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
The Company was in compliance with its financial covenants as of April 3, 2011. At April 3, 2011, the Company had approximately $36.9 million in undrawn borrowing capacity under its Revolving Loan Agreement, based upon borrowing base calculations.
8. Severance and Other Charges
The Company recorded $0.4 million in severance and other charges for the thirteen weeks ended April 3, 2011 related to the elimination of certain management and administrative positions. Cash payments of $0.1 million for these severance and other charges have been made through April 3, 2011 and remaining cash payments of $0.3 million are payable through August 2011.
Cash payments of $0.2 million for severance and other charges related to the September 2010 resignation of Michael Marrow, the Company’s former President and Chief Executive Officer and other positions in 2010 have been made through April 3, 2011 and remaining cash payments of $0.7 million are payable through December 2012.
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
Income tax expense for the thirteen weeks ended April 3, 2011 was $3.7 million. This results in a 34.5% effective income tax rate for the thirteen weeks ended April 3, 2011, which is lower than the statutory rate due to the generation of tax credits. Income tax expense for the thirteen weeks ended April 4, 2010 was $3.5 million, which results in a 34.5% effective income tax rate for the thirteen weeks ended April 4, 2010.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
10. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares plus the effect of dilutive potential common shares outstanding and non-vested common shares using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the thirteen weeks ended April 3, 2011 and April 4, 2010:

	Thirteen Weeks Ended
	April 3,	April 4,
	2011	2010
Net income	$7,021	$6,560

Shares used in basic per share calculation	51,797	52,309
Effects of dilutive securities:
Stock options	1,695	2,312
Non-vested stock	36	9

Shares used in diluted per share calculation	53,528	54,630

Net income per share:
Basic	$0.14	$0.13

Diluted	$0.13	$0.12

For the thirteen weeks ended April 3, 2011, options to purchase 1.8 million shares of common stock were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the thirteen weeks ended April 4, 2010, options to purchase 0.9 million shares of common stock were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 3, 2011:

	Fair Value Measurements as of April 3, 2011
	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$51,073	$—	$—
Non-qualified retirement plan(2)	2,260	—	—
Foreign currency contracts(3)	—	1,234	—
Non-current investments(4)	1,199	—	—
Liabilities:
Non-qualified retirement plan obligation(2)	$2,260	$—	$—

(1)	Cash equivalents: The carrying amount of these items approximates fair value at period end.

(2)
Non-qualified retirement plan: The Company maintains a non-qualified retirement plan (“Select Plan”) for highly compensated employees who are limited in the amount of contributions that they can make in the Company’s 401K plan. As of April 3, 2011, the fair value of investments in the Select Plan totaled $2.3 million and is reflected on the Company’s balance sheet in other current assets. The offsetting obligation to employees participating in the Select Plan, which will always equal the fair value of the investments, are recorded on the Company’s balance sheet in other current liabilities.

(3)
Foreign currency contracts: The carrying amount of these items is based on the market valuation approach which is provided by the counter-party institutions and uses the closing or mid-market rate and forward points obtained from external sources on the date of valuation. There are no guaranteed selling prices for these forward currency contracts.

(4)
Non-current investments: The carrying amount of these items, which represent Philippine treasury bills, approximates fair value as of April 3, 2011 and is recorded as a component of other assets on the Company’s balance sheet.

The carrying amounts of accounts receivable, accounts payable and short-term debt approximate fair value.
There were no transfers of assets or liabilities between Level 1 and Level 2 during the thirteen weeks ended April 3, 2011.
12. Derivative Instruments
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
The objective of the foreign currency hedge contract is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippine’s share of revenue. The Company currently engages in forward contracts with three major financial credit institutions. Forward contracts to purchase 1,613 million Philippine pesos at a U.S. dollar notional of $36.0 million were outstanding as of April 3, 2011.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
Each contract is designated to a hedged item which is settled periodically. The hedged item represents the change in the U.S. dollar cash flow necessary to settle the accounts payable balance at periodic intervals over the next 18 months. The settlement timing corresponds with the payroll and rent cycles in the Philippines. No ineffectiveness is anticipated because the notional amount of the contracts is no more than 95% of the anticipated payable balance and declines steadily over the course of the next eighteen months. Also, the maturity date of the forward contract coincides with the timing of the effective repayment of the intercompany payable. The Company had no gain or loss recognized in income related to the ineffectiveness for the thirteen weeks ended April 3, 2011 and April 4, 2010.
At April 3, 2011 and January 2, 2011, the fair value carrying amount of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives
		Fair Value
	Balance Sheet	April 3,	January 2,
	Location	2011	2011
Derivatives designated as hedging instruments :
Foreign currency contracts	Other Current Assets	$1,234	$1,109

Total derivatives		$1,234	$1,109

	Liability Derivatives
		Fair Value
	Balance Sheet	April 3,	January 2,
	Location	2011	2011
Derivatives designated as hedging instruments :
Foreign currency contracts	Accrued Liabilities	$—	$22

Total derivatives		$—	$22

The effect of derivative instruments on the unaudited condensed consolidated statement of operations for the thirteen weeks ended April 3, 2011 and April 4, 2010 was as follows:

Amount of Gain (Loss)
	Recognized in OCI on		Gain (Loss) Reclassified from
Derivatives Designated	Derivatives (Effective		Accumulated OCI into Income
as	Portion)		(Effective Portion)
Cash Flow	Thirteen Weeks Ended
Hedging	April 3,	April 4,		April 3,	April 4,
Instruments	2011	2010	Location	2011	2010
Foreign currency contracts	$81	$270	Cost of Services	$249	$251
As of April 3, 2011, $1.1 million of unrealized gains included in accumulated OCI relate to contracts that may impact earnings during the next 12 months.
13. Subsequent Events
On May 1, 2011, the Company acquired a portion of the tele-sales services business unit of SEI, LLC. The acquisition includes the contracts and related services which SEI has historically delivered to one of the world’s leading technology companies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this report and our audited consolidated financial statements which appear in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. Our management’s discussion and analysis contains “forward-looking statements”. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events and are subject to known and unknown risks and uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. See “Forward Looking Statements and Factors That May Affect Future Results” on page 3 and page 4 of this Quarterly Report on Form 10-Q and Item 1A in Part II of this Quarterly Report on Form 10-Q.
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, communications, business services, media & publishing, travel & entertainment, technology and financial services industries. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international, and client-owned locations. As of April 3, 2011, we operated 15 customer care centers; eight domestic, two domestic client-owned facilities, four international centers located in the Philippines and one international facility located in the Dominican Republic. The lease for our center in Montevideo, Uruguay was signed in 2010 and we expect to begin operations in the second quarter of 2011. The lease for our newest center in the Philippines was signed in April 2011 and we expect to begin operations late in the second quarter of 2011. As of April 3, 2011, our domestic operations consisted of approximately 6,300 workstations and our international operations consisted of approximately 4,700 workstations.
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
In the first quarter of 2011, our revenue increased 3.3% to $88.0 million as compared to $85.3 million for the first fiscal quarter of 2010. Our gross profit totaled $19.5 million, generating a margin of 22.1%. Net income rose to $7.0 million, a 7.0% increase as compared to $6.6 million in the prior year fiscal quarter.

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
We have used methodologies that are consistent from year to year in all material respects. We have identified the following accounting policies and estimates that we believe are most critical in the preparation of our unaudited condensed consolidated financial statements: accounting for derivatives, allowance for doubtful accounts, accounting for employee benefits, revenue recognition, accounting for stock-based compensation and income taxes. For details concerning these critical accounting policies and estimates see Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 3 to our audited consolidated financial statements which appears in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. Any deviation from these policies or estimates could have a material impact on our unaudited condensed consolidated financial statements.

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen weeks ended April 3, 2011 and April 4, 2010, respectively. Certain additional components of cost of services have been included as we believe they would enhance an understanding of our results of operations. All amounts in the table below are presented in thousands.

	Thirteen Weeks Ended
	April 3,	April 4,	Fav (Unfav)
	2011	2010	% Change
Net Revenue	$88,043	$85,254	3.3%

Cost of Services:
Direct labor	46,171	45,202	(2.1)
Other facility expenses	22,373	19,606	(14.1)

Total cost of services	68,544	64,808	(5.8)

Percentage of revenue	77.9%	76.0%	—

Gross profit	19,499	20,446	(4.6)
Gross profit margin	22.1%	24.0%	—

Operating Expenses:
Selling, general and administrative expenses	8,301	8,146	(1.9)
Legal settlement	2	2,400	*
Severance and other charges	425	1	*

Total operating expenses	8,728	10,547	17.2

Operating income	10,771	9,899	8.8
Other (income) expense, net	20	(109)	*
Interest (income) expense, net	32	(8)	*

Income before income taxes	10,719	10,016	7.0
Income tax expense	3,698	3,456	(7.0)

Net income	$7,021	$6,560	7.0%

*	Means that the percentage change is not meaningful
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
We believe these non-GAAP financial measures provide meaningful supplemental information and are useful in understanding our results of operations and analyzing trends because they excludes certain charges that are not part of our ordinary business operations.
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

	Thirteen Weeks Ended (1)
	April 3,	April 4,	Fav (Unfav)
	2011	2010	% Change
	(Dollars in thousands except statistical data and
	notes)

EBITDA (2)	$13,672	$13,120	4.2%

Adjusted EBITDA (2)	$14,099	$15,521	(9.2)%

Statistical information:
Number of customer care centers:
Domestic	10	10
International	5	5

Total	15	15

Number of workstations, end of period:
Domestic	6,296	6,260
International	4,680	4,201

Total	10,976	10,461

Notes to Non-GAAP Financial Measures

(1)	We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to March 31.

(2)
We define EBITDA as net income plus income tax expense, depreciation and amortization, and interest expense. We define adjusted EBITDA as EBITDA adjusted for legal settlement expense and severance and other charges.

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

EBITDA and adjusted EBITDA can be reconciled to net income, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended
	April 3,	April 4,
	2011	2010
	(Dollars in thousands)
Net income	$7,021	$6,560
Interest (income) expense, net	32	(8)
Income tax expense	3,698	3,456
Depreciation and amortization	2,921	3,112

EBITDA	$13,672	$13,120

Legal Settlement	2	2,400
Severance and other charges	425	1

Adjusted EBITDA	$14,099	$15,521

Comparison of Results of Operations for the Thirteen Weeks Ended April 3, 2011 and April 4, 2010
Net revenue increased 3.3% to $88.0 million for the thirteen weeks ended April 3, 2011, as compared to $85.3 million for the thirteen weeks ended April 4, 2010. The increase in revenue of $2.7 million is primarily driven by growth from new and existing clients of $7.3 million in the media & publishing vertical, $2.0 million in the technology vertical, $1.7 in the business services vertical and $0.9 million of other services, partially offset by a $7.1 million decrease in the communications vertical and a $2.1 million decrease in the healthcare vertical associated with a client who exited this vertical in the fourth quarter of 2010.
Cost of services increased $3.7 million, or 5.8%, to $68.5 million for the thirteen weeks ended April 3, 2011, from $64.8 million for the thirteen weeks ended April 4, 2010. Direct labor increased $1.0 million, or 2.1%, primarily driven by increased volume in the off-shore media & publishing vertical, increased volume in the domestic technology and business services verticals, and decreased domestic efficiencies. Total facility and other costs increased $2.7 million, or 14.1%, primarily due to $1.3 million of increased facility costs associated with increased growth at our customer care center in the Dominican Republic, expansion at our Leyte, Philippines facility and the build-out of our customer care center in Montevideo, Uruguay. Other facility expenses increased $1.4 million due to $0.4 million of increased technology costs, $0.3 million of salaries and wages associated with increased operations support and $0.7 million of other facility expenses. Cost of services as a percentage of revenue increased to 77.9% for the thirteen weeks ended April 3, 2011, as compared to 76.0% for the thirteen weeks ended April 4, 2010, primarily due to increased facility and other costs and decreased domestic efficiencies.
Gross profit decreased $0.9 million, or 4.6%, to $19.5 million for the thirteen weeks ended April 3, 2011, as compared to $20.4 million for the thirteen weeks ended April 4, 2010. Increased volume in the off-shore media & publishing vertical and increased volume in the domestic technology and business services verticals was more than offset by increased facility and other costs related to growth and expansion in our off-shore facilities and decreased domestic efficiencies. Gross profit margin decreased from 24.0% for the thirteen weeks ended April 4, 2010, as compared to 22.1% for the thirteen weeks ended April 3, 2011, driven by increased facility and other costs.
Selling, general and administrative expenses were $8.3 million for the thirteen weeks ended April 3, 2011, a $0.2 million increase from $8.1 million for the thirteen weeks ended April 4, 2010. The increase is primarily associated with a $0.2 million increase in compensation and benefits, a $0.2 million increase in travel and entertainment expense, a $0.2 million increase in technology expense and a $0.2 million increase in other operating expenses, partially offset by a $0.6 million decrease in costs associated with the final amortization of intangible assets in 2010.
Legal settlement expense was $2.4 million for the thirteen weeks ended April 4, 2010 related to a proposed litigation settlement of the Tiffany Sharpe, et al. v. APAC Customer Services, Inc. suit. The $2.4 million recorded for the thirteen weeks ended April 4, 2010 represented our estimate at that time of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. For more information regarding the 2010 legal settlement, see Note 6 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
Severance and other charges were $0.4 million for the thirteen weeks ended April 3, 2011 and relate to the elimination of certain management and administrative positions.
Operating income was $10.8 million for the thirteen weeks ended April 3, 2011, as compared to $9.9 million for the thirteen weeks ended April 4, 2010. The $0.9 million increase was the result of a $2.4 million decrease in legal settlement expense, partially offset by decreased gross profit, as noted above and increased severance and other charges.
Net interest expense of less than $0.1 million for the thirteen weeks ended April 3, 2011 was primarily related to $0.1 million from the amortization of points on forward contracts, partially offset by $0.1 million of fees associated with the Revolving Loan Facility with PNC. Net interest income of less than $0.1 million for the thirteen weeks ended April 4, 2010 was primarily related to $0.1 million from the amortization of points on forward contracts, partially offset by $0.1 million of fees associated with the Revolving Loan Facility with PNC.

EBITDA was $13.7 million for the thirteen weeks ended April 3, 2011, a $0.6 million increase from $13.1 million for the thirteen weeks ended April 4, 2010. Adjusting for legal settlement and severance and other charges, adjusted EBITDA decreased $1.4 million to $14.1 million for the thirteen weeks ended April 3, 2011, as compared to $15.5 million for the thirteen weeks ended April 4, 2010, primarily due to the decrease in gross profit, as noted above. More information concerning these non-GAAP financial measures, including the definition of EBITDA and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Income tax expense for the thirteen weeks ended April 3, 2011 was $3.7 million. This results in a 34.5% effective income tax rate for the thirteen weeks ended April 3, 2011, which is lower than the statutory rate due to the generation of tax credits. Due to the utilization of net operating loss carryforwards and tax credits, our estimated cash taxes paid for fiscal year 2011 will be approximately 10-15% of income before taxes. Income tax expense for the thirteen weeks ended April 4, 2010 was $3.5 million which represents an effective rate of 34.5%.
Net income for the thirteen weeks ended April 3, 2011 was $7.0 million, as compared to $6.6 million for the thirteen weeks ended April 4, 2010. The $0.4 million increase was primarily due to the $2.4 million decrease in legal settlement expense, partially offset by decreased gross profit, increased severance and other charges and increased income tax expense.
Liquidity and Capital Resources
The following table sets forth our unaudited condensed consolidated statements of cash flow data for the thirteen weeks ended April 3, 2011 and April 4, 2010, respectively.

	Thirteen Weeks Ended
	April 3,	April 4,
	2011	2010
	(Dollars in thousands)
Net cash provided by operating activities	$17,686	$22,243
Net cash used in investing activities	(2,408)	(2,230)
Net cash used in financing activities	(5,610)	(113)
Effect of exchange rate changes on cash	201	209

Net increase in cash and cash equivalents	$9,869	$20,109

Operating Activities
Net cash provided by operating activities was $17.7 million for the thirteen weeks ended April 3, 2011, as compared to $22.2 million for the thirteen weeks ended April 4, 2010. The $4.5 million decrease in cash is primarily related to a $3.8 million change in accounts receivable due to the timing of cash receipts and a $2.4 million accrual in 2010 for legal settlement expense, partially offset by a $1.6 million decrease in accrued payroll primarily related to incentive compensation and net changes in prepaid expenses and other assets and liabilities of $0.1 million.
Investing Activities
Net cash used in investing for the thirteen weeks ended April 3, 2011 consisted primarily of $1.4 million in continued investment in site operational and information technology equipment and $1.0 million in capital expenditures related to client implementations. Cash used in investing activities for the thirteen weeks ended April 4, 2010 consisted primarily of $1.5 million in continued investment in operational and information technology equipment and $0.7 million in capital expenditures related to client implementations.

Financing Activities
Net cash used in financing activities of $5.6 million for the thirteen weeks ended April 3, 2011 is primarily the result of a $5.4 million repurchase of our common stock and $0.3 million of payments against capital lease obligations, partially offset by $0.1 million of cash received from the exercise of stock options. Net cash used in financing activities of $0.1 million for the thirteen weeks ended April 4, 2010 relates to payments made on capital leases, slightly offset by cash received from the exercise of stock options.
Bank Financing
As of April 3, 2011, there were no outstanding borrowings under the Revolving Loan Agreement and we had cash and cash equivalents of $51.3 million.
During the thirteen weeks ended April 3, 2011, we were party to a Revolving Credit and Security Agreement, as amended, (Revolving Loan Agreement) with PNC Bank National Association (PNC), as agent, and the financial institutions from time to time parties thereto as lenders. The Revolving Loan Agreement provides us with up to a $40.0 million revolving loan facility which expires in May 2011. On April 27, 2011, we entered into the Second Amendment to Revolving Credit and Security Agreement (Second Amendment) which amends the Revolving Credit and Security Agreement (Credit Agreement) among the Company, Agent and Lenders dated May 5, 2008. The Second Amendment extends the term of the Credit Agreement to September 30, 2011. We are evaluating various financing alternatives and intend to obtain a replacement facility prior to the expiration of the extended term. We anticipate favorable terms for a new facility; however, there can be no assurance that we will enter into such an arrangement. The Revolving Loan Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Revolving Loan Agreement prohibit us (with limited exceptions) from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments. We obtained a waiver from our current lender permitting us to execute our stock repurchase program as approved by our Board of Directors. Our ability to borrow under the Revolving Loan Agreement depends on the amount of eligible accounts receivable from our clients.
We had approximately $36.9 million of undrawn borrowing capacity under the Revolving Loan Agreement as of April 3, 2011, based upon borrowing base calculations. We were in compliance with our financial covenants as of April 3, 2011.
Future Liquidity
We expect that our cash balances of $51.3 million, cash flows from operations and available borrowings of $36.9 million under our Revolving Loan Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures and repay debt obligations for the next twelve months.
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
The impact from foreign currency exchange rates has become significant due to the change in the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations in international locations. We maintain a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines’ share of revenue. Forward contracts to purchase 1,613 million Philippine pesos at a U.S. dollar notional of $36.0 million were outstanding as of April 3, 2011.
As we continue to expand operations in the Dominican Republic and Uruguay, the impact from foreign currency exchange rates will become more significant. We will evaluate the use of derivatives to mitigate this exposure as deemed necessary.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of April 3, 2011, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, of our disclosure controls and procedures as of April 3, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended April 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors
For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. There have been no material changes to these risk factors since that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchase of our common stock during the first fiscal quarter of 2011:
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares (or	Average Price	as Part of Publicly	Yet Be Purchased
	Units)	Paid per Share	Announced Plans	Under the Plans or
Period	Purchased	(or Unit)	or Programs (1)	Programs (1)
Beg Balance 1/02/2011	870,633	$5.60	870,633	4,129,367

1/03/2011 – 1/30/2011	261,438	5.96	261,438	3,867,929
1/31/2011 – 2/27/2011	331,657	5.79	331,657	3,536,272
2/28/2011 – 4/03/2011	327,597	5.96	327,597	3,208,675

Total	1,791,325	$5.75	1,791,325	3,208,675

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

APAC Customer Services, Inc.
Date: May 12, 2011	By:	/s/ Kevin T. Keleghan
Kevin T. Keleghan
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Andrew B. Szafran
Andrew B. Szafran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2011	By:	/s/ Joseph R. Doolan
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

4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

10.1	Second Amendment to Revolving Credit and Security Agreement, dated April 27, 2011, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed on May 3, 2011.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.