Form 10-Q
period 2011-07-03
APAC CUSTOMER SERVICES, INC
filed 2011-08-03
CIK 949297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 3, 2011
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 51,321,416 common shares, $0.01 par value per share, outstanding as of July 22, 2011.

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
Generally, forward-looking statements include expressed expectations, estimates and projections of future events and financial performance and the assumptions on which these expressed expectations, estimates and projections are based. Statements that are not historical facts, including statements about our beliefs and expectations and those of our management, are forward-looking statements. Sometimes these statements will contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “goals,” “would,” “could,” “should,” “plans,” and other similar words. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions about future events, and they are subject to known and unknown risks and uncertainties and other factors that can cause actual events and results to differ materially from historic results and those projected. Such statements are based upon the current beliefs and expectations of the Company’s management. The risks included below are not exhaustive.
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

•	Volatility in our stock price may result in loss of investment for shareholders, potential litigation and substantial cost associated with litigation, as well as diversion of management’s attention.

•	Our inability to complete the Merger with an affiliate of One Equity Partners (“One Equity”) or if the Merger Agreement is otherwise terminated may result in adverse consequences to the Company.

•	The impact of the Merger on our business relationships, operating results and business generally is unknown and may negatively impact our business.

•	The costs, delay and management time and attention associated with litigation related to the Merger could negatively affect the Merger or result in a negative impact to our financial results.

•
There is the possibility that competing offers will be made which could result in the termination of the Merger Agreement as well as additional cost, delay and potential diversion of management’s attention.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 3,	January 2,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,741	$41,399
Accounts receivable, net	45,671	52,483
Deferred tax assets, current	7,094	11,051
Other current assets	10,661	8,204

Total current assets	113,167	113,137

Property and equipment, net	29,372	28,030
Goodwill and intangible assets, net	20,597	13,763
Deferred tax assets, non-current	5,387	5,387
Other assets	2,876	2,848

Total assets	$171,399	$163,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capital leases — current portion	$548	$696
Accounts payable	4,545	4,964
Income taxes payable	108	93
Accrued payroll and related items	22,096	22,205
Accrued liabilities	10,405	9,200

Total current liabilities	37,702	37,158
Other non-current liabilities	6,472	4,536
Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $0.01 per share; authorized 200,000,000 shares; 53,519,267 shares issued and 51,285,652 shares outstanding at July 3, 2011, and 53,359,090 shares issued and 52,488,457 shares outstanding at January 2, 2011	535	533
Additional paid-in capital	113,809	112,668
Accumulated earnings	23,635	11,166
Accumulated other comprehensive income	2,141	1,980
Treasury shares: 2,233,615 and 870,633 shares at cost at July 3, 2011 and January 2, 2011, respectively	(12,895)	(4,876)

Total shareholders’ equity	127,225	121,471

Total liabilities and shareholders’ equity	$171,399	$163,165

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Net revenue	$82,494	$77,386	$170,537	$162,640
Cost of services	65,958	61,009	134,502	125,817

Gross profit	16,536	16,377	36,035	36,823
Operating expenses:
Selling, general and administrative expenses	8,086	8,116	16,387	16,262
Legal settlement	1	7	3	2,407
Severance and other charges (reversals)	71	(13)	496	(12)

Total operating expenses	8,158	8,110	16,886	18,657

Operating income	8,378	8,267	19,149	18,166
Other expense, net	34	139	54	30
Interest (income) expense, net	28	(7)	60	(15)

Income before income taxes	8,316	8,135	19,035	18,151
Income tax expense	2,869	2,806	6,567	6,262

Net income	$5,447	$5,329	$12,468	$11,889

Net income per share:
Basic	$0.11	$0.10	$0.24	$0.23

Diluted	$0.10	$0.10	$0.23	$0.22

Weighted average number of shares outstanding:
Basic	51,052	52,476	51,425	52,393

Diluted	52,735	54,831	53,131	54,745

See Notes to Condensed Consolidated Financial Statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 3,	July 4,
	2011	2010
Operating activities:
Net income	$12,468	$11,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,900	6,071
Deferred income taxes	3,957	5,548
Stock compensation expense	837	1,195
Amortized gain on sale leaseback	(81)	(52)
Loss (gain) on sale of property and equipment	8	(1)
Income taxes payable (refundable)	15	(365)
Change in operating assets and liabilities	2,505	4,676

Net cash provided by operating activities	25,609	28,961

Investing activities:
Purchases of property and equipment, net	(6,785)	(3,968)
Net proceeds from sale of property and equipment	—	1
Acquisition of business	(2,200)	—

Net cash used in investing activities	(8,985)	(3,967)

Financing activities:
Payment of capital lease obligations	(527)	(332)
Stock option transactions, including related excess income tax benefits	307	533
Purchase of treasury stock	(8,019)	—

Net cash (used in) provided by financing activities	(8,239)	201

Effect of exchange rate change on cash	(43)	(336)

Net increase in cash and cash equivalents	8,342	24,859

Cash and cash equivalents:
Beginning balance	41,399	20,557

Ending balance	$49,741	$45,416

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
The Company’s international customer care centers use their local currency, the Philippine peso, the Dominican peso and the Uruguayan Peso, as their functional currency. Assets and liabilities of international customer care centers have been translated at period-end rates, and income and expenses have been translated using average exchange rates for the respective periods. All inter-company transactions and balances have been eliminated. The balance sheet at July 3, 2011 has been derived from the unaudited financial statements at that date and includes all of the information and notes required by GAAP for interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011. Copies of the Company’s filings are available on a web site maintained by the SEC at http://www.sec.gov.
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
Comprehensive Income
In June 2011, the FASB issued amendments to ASC Topic 220 “Comprehensive Income” related to how entities present total comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating these amendments and does not expect them to have a material impact on its unaudited condensed consolidated financial statements.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
3. Acquisition of Fargo, North Dakota Call Center Operations
On April 29, 2011, the Company acquired certain assets and assumed certain liabilities of the Fargo, North Dakota tele-sales services business unit (“Fargo”) of Shields Enterprises International LLC (“SEI”). The acquisition includes the contracts and related services, including sales and marketing and partner channel support, which SEI has historically delivered to one of the world’s leading technology companies. The acquisition is accounted for as a business under ASC Topic 805, Business Combinations.
The purchase price totaled $6.4 million, which represents the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, and consisted of the following: cash of $2.2 million, and contingent consideration of $4.2 million.
A significant portion of the acquisition purchase price includes amounts determined on the achievement of certain contingent financial performance measures. If the Fargo related revenue for the month of August 2011 exceeds $0.3 million the Company will pay contingent consideration equal to $2.2 million multiplied by the percentage difference between actual Fargo related revenue and $0.3 million, however if the actual revenue for August 2011 exceeds $0.6 million the payment will be $2.2 million. Additional contingent consideration is paid to SEI equal to 3.5% of the Fargo related revenue for a period of sixty months after the closing date. In addition, consideration of 1% of certain new revenue generated from activities or services related to the Fargo operations is paid for a period of 24 months for any additional services engaged within sixty months of the closing date.
The acquisition results in the generation of intangible assets relating to customer relationships and non-competition agreements totaling $4.8 million, which will be amortized over their estimated useful lives ranging from five to fifteen years. In addition, goodwill totaling $1.8 million was generated from the acquisition.
The preliminary valuation of the assets acquired and liabilities assumed was determined using the income approach. The fair value measurement related to the contingent consideration liability, customer relationship intangible asset and non-competition agreement is based upon significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurement.
The results of the Fargo operations have been included in the unaudited condensed consolidated financial statements since the date of the acquisition resulting in revenue of $1.9 million. Pro-forma disclosures have not been included as they are not material.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
4. Accrued Liabilities
The components of other current accrued liabilities included in the unaudited condensed consolidated balance sheets are as follows:

	July 3,	January 2,
	2011	2011
Non-qualified retirement plan obligation	$2,335	$2,375
Contingent consideration obligation — SEI	2,184	—
Accrued professional fees	828	654
Deferred rent	652	473
Accrued capital expenditures	633	1,901
Accrued severance	449	536
Accrued telecom	405	424
Accrued workers’ compensation	364	431
Other accrued liabilities	2,555	2,406

Total	$10,405	$9,200

5. Accounting for Stock-Based Compensation
The Company has a share-based incentive compensation plan for employees and non-employee directors, which authorizes the granting of various equity-based incentive awards, including stock options and non-vested common shares. The total number of common shares authorized for issuance under the plan is 11.8 million, of which 1.0 million shares are available for future grants at July 3, 2011.
Total stock-based compensation expense was $0.5 million and $0.7 million for the thirteen weeks ended July 3, 2011 and July 4, 2010, respectively. For the twenty-six weeks ended July 3, 2011 and July 4, 2010, total stock-based compensation expense was $0.8 million and $1.2 million, respectively. As of July 3, 2011, there was $5.5 million of unrecognized compensation cost related to unvested awards that is expected to be recognized over a weighted-average period of approximately 3.22 years.
A summary of the Company’s non-vested common share grant activity during the twenty-six weeks ended July 3, 2011 is presented below:

Number of Shares
Outstanding on January 2, 2011	250,000
Granted	36,000
Issued	—
Cancelled	—

Outstanding on July 3, 2011	286,000

The Company awarded 36,000 non-vested common shares during the thirteen weeks ended July 3, 2011. The Company did not award non-vested common shares during the thirteen weeks ended July 4, 2010.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
A summary of the Company’s stock option grant activity during the twenty-six weeks ended July 3, 2011 is presented below:

					Weighted Average
	Number of	Grant Price Range Per			Exercise Price Per	Aggregate
	Options	Share			Share	Intrinsic Value
Outstanding on January 2, 2011	5,644,478	$0.79	—	$6.43	$3.09
Granted	287,755	5.33	—	6.12	5.83
Exercised	(124,177)	0.92	—	5.31	2.47
Forfeited	(212,500)	1.10	—	5.86	4.77
Expired	(11,875)	1.55	—	5.31	3.85

Outstanding on July 3, 2011	5,583,681	$0.79	—	$6.43	$3.18	$12,381

Exercisable on July 3, 2011	2,902,085	$0.79	—	$6.43	$2.32	$8,819
Substantially all of the options become exercisable between one to five years after the grant date and generally expire ten years from the grant date.
6. Goodwill and Other Intangible Assets
As of July 3, 2011, the Company had $15.1 million of goodwill, which included $1.8 million of goodwill resulting from the April 2011 acquisition of the Fargo operations from SEI. For more information regarding the April 2011 acquisition, see Note 3. As of January 2, 2011, the Company had $13.3 million of goodwill.
The identifiable intangible assets of the Company include acquired customer relationships and internally developed software. The acquired customer relationships have a gross carrying value of $33.3 million and $28.5 million as of July 3, 2011 and January 2, 2011, respectively, and accumulated amortization of $28.6 million and $28.5 million as of July 3, 2011 and January 2, 2011, respectively. The internally developed software has a gross carrying value of $1.0 million and $0.7 million as of July 3, 2011 and January 2, 2011, respectively, and accumulated amortization of $0.3 million and $0.2 million as of July 3, 2011 and January 2, 2011, respectively. Total amortization expense related to intangible assets was $0.1 million and $0.3 million for the thirteen weeks ended July 3, 2011 and July 4, 2010, respectively, and $0.1 million and $0.9 million for the twenty-six weeks ended July 3, 2011 and July 4, 2010, respectively.
7. Comprehensive Income
Comprehensive income for the thirteen and twenty-six weeks ended July 3, 2011 and July 4, 2010 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Net income	$5,447	$5,329	$12,468	$11,889
Foreign currency translation adjustment	102	(167)	364	23
Unrealized gain on derivative contracts	(284)	(636)	(203)	(366)

Total comprehensive income	$5,265	$4,526	$12,629	$11,546

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
9. Debt
The Company is party to a Revolving Credit and Security Agreement, as amended, (the “Credit Agreement”) with PNC Bank National Association (“PNC”), as agent, and the financial institutions from time to time parties thereto as lenders. The Credit Agreement provides the Company with a $40.0 million revolving loan facility which was originally set to expire in May 2011. On April 27, 2011, the Company entered into the Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) which amended the Credit Agreement among the Company, Agent and Lenders dated May 5, 2008. The Second Amendment extended the term of the Credit Agreement to September 30, 2011. The Company is evaluating its options for a further extension of the Credit Agreement. See “Bank Financing” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
The Company’s ability to borrow under the Credit Agreement depends on the amount of eligible accounts receivable from its clients. The Credit Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Credit Agreement prohibit (with limited exceptions) the Company from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments. The Company obtained a waiver from PNC permitting it to repurchase common shares under the program approved by the Company’s Board of Directors.
Borrowings under the Credit Agreement incur a floating interest rate based on the LIBOR index rate or an alternate base rate which approximates the prime rate defined in the Credit Agreement subjecting the Company to interest rate risk and requires a $5.0 million interest rate hedge.
As of July 3, 2011, there were no outstanding borrowings under the Credit Agreement and the Company had cash and cash equivalents of $49.7 million.
The Credit Agreement is secured principally by a grant of a first priority security interest in all of the Company’s personal property, including its accounts receivable. In addition, the Company pays a commitment fee on the unused portion of the Credit Agreement as well as fees on outstanding letters of credit.
The Company was in compliance with its financial covenants as of July 3, 2011. At July 3, 2011, the Company had approximately $37.8 million in undrawn borrowing capacity under its Credit Agreement, based upon borrowing base calculations.
10. Severance and Other Charges
The Company recorded less than $0.1 million and $0.5 million in severance and other charges for the thirteen and twenty-six weeks ended July 3, 2011, respectively, related to the elimination of certain management and administrative positions. Cash payments of $0.4 million for these severance and other charges have been made through July 3, 2011 and remaining cash payments of $0.1 million are payable through August 2011.
Cash payments of $0.8 million for severance and other charges related to the September 2010 resignation of Michael Marrow, the Company’s former President and Chief Executive Officer and other positions in 2010 have been made through July 3, 2011 and remaining cash payments of $0.6 million are payable through December 2012.
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
Income tax expense for the thirteen and twenty-six weeks ended July 3, 2011 was $2.9 million and $6.6 million, respectively. This results in a 34.5% effective income tax rate for the thirteen and twenty-six weeks ended July 3, 2011, which is lower than the statutory rate due to the generation of tax credits. Income tax expense for the thirteen and twenty-six weeks ended July 4, 2010 was $2.8 million and $6.3 million, respectively. This results in a 34.5% effective income tax rate for the thirteen and twenty-six weeks ended July 4, 2010, which is lower than the statutory rate due to the generation of tax credits.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
12. Earnings Per Share
Basic earnings per share are computed by dividing the Company’s net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares plus the effect of dilutive potential common shares outstanding and non-vested common shares using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the thirteen and twenty-six weeks ended July 3, 2011 and July 4, 2010:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
	(In thousands, except earnings per share)

Net income	$5,447	$5,329	$12,468	$11,889

Shares used in basic per share calculation	51,052	52,476	51,425	52,393
Effects of dilutive securities
Stock options	1,639	2,355	1,666	2,348
Non-vested stock	44	—	40	4

Shares used in diluted per share calculation	52,735	54,831	53,131	54,745

Net income per share:
Basic	$0.11	$0.10	$0.24	$0.23

Diluted	$0.10	$0.10	$0.23	$0.22

For the thirteen and twenty-six weeks ended July 3, 2011, options to purchase 1.9 million and 1.8 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the thirteen and twenty-six weeks ended July 4, 2010, options to purchase 1.2 million and 1.0 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 3, 2011:

	Fair Value Measurements as of
	July 3, 2011
	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$43,203	$—	$—
Non-qualified retirement plan(2)	2,335	—	—
Foreign currency(3)	—	815	—
Non-current investments(4)	1,215	—	—

Liabilities:
Contingent consideration obligation — SEI (5)	$—	$—	$4,237
Non-qualified retirement plan obligation(2)	2,335	—	—
Foreign currency contracts(3)	—	38	—

(1)   Cash equivalents: The carrying amount of these items approximates fair value at period end.
(2)   Non-qualified retirement plan: The Company maintains a non-qualified retirement plan (“Select Plan”) for highly compensated employees who are limited in the amount of contributions that they can make in the Company’s 401K plan. As of July 3, 2011, the fair value of investments in the Select Plan totaled $2.3 million and is reflected on the Company’s balance sheet in other current assets. The offsetting obligation to employees participating in the Select Plan, which will always equal the fair value of the investments, are recorded on the Company’s balance sheet in other current liabilities.
(3)   Foreign currency contracts: The carrying amount of these items is based on the market valuation approach which is provided by the counter-party institutions and uses the closing or mid-market rate and forward points obtained from external sources on the date of valuation. There are no guaranteed selling prices for these forward currency contracts.
(4)   Non-current investments: The carrying amount of these items, which represent Philippine treasury bills, approximates fair value as of July 3, 2011 and is recorded as a component of other assets on the Company’s balance sheet.
(5)   Contingent consideration obligation — SEI: The carrying amount of this item represents estimated future payments related to the Company’s acquisition of the Fargo operations from SEI. The fair value was determined using the income approach. The contingent consideration for the Fargo acquisition was preliminarily recorded at $4.2 million at the acquisition date and the liability did not change by a material amount from the date of acquisition to July 3, 2011.
The carrying amounts of accounts receivable, accounts payable and short-term debt approximate fair value.
There were no transfers of assets or liabilities between Level 1 and Level 2 during the thirteen weeks ended July 3, 2011.

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
14. Derivative Instruments
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
The objective of the foreign currency hedge contract is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippine’s share of revenue. The Company currently engages in forward contracts with three major financial credit institutions. Forward contracts to purchase 1,503 million Philippine pesos at a U.S. dollar notional of $33.7 million were outstanding as of July 3, 2011.
Each contract is designated to a hedged item which is settled periodically. The hedged item represents the change in the U.S. dollar cash flow necessary to settle the accounts payable balance at periodic intervals over the next 18 months. The settlement timing corresponds with the payroll and rent cycles in the Philippines. No ineffectiveness is anticipated because the notional amount of the contracts is no more than 95% of the anticipated payable balance and declines steadily over the course of the next eighteen months. Also, the maturity date of the forward contract coincides with the timing of the effective repayment of the intercompany payable. The Company had no gain or loss recognized in income related to the ineffectiveness for the thirteen and twenty-six weeks ended July 3, 2011 and July 4, 2010.
At July 3, 2011 and January 2, 2011, the fair value carrying amount of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives
		Fair Value
	Balance Sheet	July 3,	January 2,
	Location	2011	2011
Derivatives designated as hedging instruments :
Foreign currency contracts	Other Current Assets	$815	$1,109

Total derivatives		$815	$1,109

	Liability Derivatives
		Fair Value
	Balance Sheet	July 3,	January 2,
	Location	2011	2011
Derivatives designated as hedging instruments :
Foreign currency contracts	Accrued Liabilities	$38	$22

Total derivatives		$38	$22

APAC CUSTOMER SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
The effect of derivative instruments on the unaudited condensed consolidated statement of operations for the thirteen and twenty-six weeks ended July 3, 2011 and July 4, 2010 was as follows:

	Amount of Gain					Gain (Loss) Recognized in Income on
	(Loss) Recognized in		Gain (Loss) Reclassified from			Derivatives (Ineffective Portion and
Derivatives	OCI on Derivatives		Accumulated OCI into Income			Amount Excluded from Effectiveness
Designated as	(Effective Portion)		(Effective Portion)			Testing)
Cash Flow	Thirteen Weeks Ended
Hedging	July 3,	July 4,		July 3,	July 4,		July 3,	July 4,
Instruments	2011	2010	Location	2011	2010	Location	2011	2010
Foreign currency contracts	$(284)	$(636)	Cost of Services	$415	$392	na	$—	$—

	Amount of Gain					Gain (Loss) Recognized in Income on
	(Loss) Recognized in		Gain (Loss) Reclassified from			Derivatives (Ineffective Portion and
Derivatives	OCI on Derivatives		Accumulated OCI into Income			Amount Excluded from Effectiveness
Designated as	(Effective Portion)		(Effective Portion)			Testing)
Cash Flow	Twenty-Six Weeks Ended
Hedging	July 3,	July 4,		July 3,	July 4,		July 3,	July 4,
Instruments	2011	2010	Location	2011	2010	Location	2011	2010
Foreign currency contracts	$(203)	$(366)	Cost of Services	$664	$642	na	$—	$—
As of July 3, 2011, $0.7 million of unrealized gains included in accumulated OCI relate to contracts that may impact earnings during the next 12 months.
15. Subsequent Events
On July 6, 2011, the Company and One Equity Partners (“One Equity”) the private investment arm of JPMorgan Chase & Co, entered into a definitive merger agreement under which Blackhawk Acquisition Parent, LLC, (“Blackhawk”), an affiliate of One Equity will acquire 100% of the outstanding shares of the Company, through an all-cash transaction with an aggregate equity value of approximately $470 million. The agreement provides for the merger of the Company with Blackhawk Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Blackhawk. On July 29, 2011, the Company received notice of early termination of the waiting period under the Hart-Scott-Rodino Act of 1976 (as amended). The transaction is expected to close prior to the end of 2011, subject to the satisfaction of customary closing conditions, including, without limitation, approval of the Company’s shareholders.
On or about July 15, 2011, a purported class action complaint was filed against the Company. The Complaint was filed in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois against the Company, all of its directors and One Equity, Blackhawk and Merger Sub. The complaint alleges that the directors breached their fiduciary duties as it relates to the Merger. The complaint also alleges that One Equity, Blackhawk and Merger Sub aided and abetted the directors in breaching their fiduciary duties. The Company believes that the complaint is wholly without merit and intends to vigorously defend this action.

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
Overview
We are a leading provider of customer care services and solutions to market leaders in the healthcare, communications, business services, media & publishing, travel & entertainment, technology and financial services industries. Our services are provided through customer care centers staffed with skilled customer service representatives in domestic, international, and client-owned locations. As of July 3, 2011, we operated 17 customer care centers; eight domestic, two domestic client-owned facilities, five international centers located in the Philippines, one international center located in the Dominican Republic and one international center located in Uruguay. Additionally, we provide services to one of our clients through a co-location arrangement at one of the client’s domestic facilities. As of July 3, 2011, our domestic operations consisted of approximately 6,500 workstations and our international operations consisted of approximately 4,700 workstations.
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
In April 2011, we acquired certain assets and assumed certain liabilities of the Fargo, North Dakota tele-sales services business unit (“Fargo”) of Shields Enterprises International LLC (“SEI”). The acquisition includes the contracts and related services which SEI has historically delivered to one of the world’s leading technology companies. The acquisition date preliminary fair value of the consideration transferred totaled $6.4 million, which consisted of the following: cash of $2.2 million and contingent consideration of $4.2 million. For more information regarding the acquisition, see Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
In the first six months of 2011, our revenue increased 4.9% to $170.5 million as compared to $162.6 million for the first six months of 2010. Our gross profit totaled $36.0 million, generating a margin of 21.1%. Net income rose to $12.5 million, a 4.9% increase as compared to $11.9 million in the comparable prior year period.
The results of the Fargo operations have been included in the unaudited condensed consolidated financial statements since the date of the acquisition resulting in revenue of $1.9 million.
On July 6, 2011, the Company and One Equity Partners (“One Equity”) the private investment arm of JPMorgan Chase & Co, entered into a definitive merger agreement under which Blackhawk Acquisition Parent, LLC, (“Blackhawk”), an affiliate of One Equity will acquire 100% of the outstanding shares of the Company, through an all-cash transaction with an aggregate equity value of approximately $470 million. The agreement provides for the merger of the Company with Blackhawk Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Blackhawk. On July 29, 2011, the Company received notice of early termination of the waiting period under the Hart-Scott-Rodino Act of 1976 (as amended). The transaction is expected to close prior to the end of 2011, subject to the satisfaction of customary closing conditions, including, without limitation, approval of the Company’s shareholders.

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
We have used methodologies that are consistent from year to year in all material respects. We have identified the following accounting policies and estimates that we believe are most critical in the preparation of our unaudited condensed consolidated financial statements: accounting for derivatives, allowance for doubtful accounts, accounting for employee benefits, revenue recognition, intangible assets, accounting for stock-based compensation and income taxes. For details concerning these critical accounting policies and estimates see Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 3 to our audited consolidated financial statements which appears in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. Any deviation from these policies or estimates could have a material impact on our unaudited condensed consolidated financial statements.

Results of Operations
The following table sets forth selected information about our results of operations for the thirteen and twenty-six weeks ended July 3, 2011 and July 4, 2010, respectively. Certain additional components of cost of services have been included as we believe they would enhance an understanding of our results of operations. All amounts in the table below are presented in thousands.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 3,	July 4,	Fav (Unfav)	July 3,	July 4,	Fav (Unfav)
	2011	2010%	Change	2011	2010%	Change

Net Revenue	$82,494	$77,386	6.6%	$170,537	$162,640	4.9%
Cost of Services:
Direct labor	43,558	41,170	(5.8)	89,729	86,372	(3.9)
Other facility expenses	22,400	19,839	(12.9)	44,773	39,445	(13.5)

Total cost of services	65,958	61,009	(8.1)	134,502	125,817	(6.9)

Percentage of revenue	80.0%	78.8%	—	78.9%	77.4%	—

Gross profit	16,536	16,377	1.0	36,035	36,823	(2.1)
Gross profit margin	20.0%	21.2%	—	21.1%	22.6%	—

Operating Expenses:
Selling, general & administrative expenses	8,086	8,116	0.4	16,387	16,262	(0.8)
Legal settlement	1	7	85.7	3	2,407	*
Severance and other charges (reversals)	71	(13)	*	496	(12)	*

Total operating expenses	8,158	8,110	(0.6)	16,886	18,657	9.5

Operating income	8,378	8,267	1.3	19,149	18,166	5.4
Other expense, net	34	139	75.5	54	30	(80.0)
Interest (income) expense, net	28	(7)	(500.0)	60	(15)	(500.0)

Income before income taxes	8,316	8,135	2.2	19,035	18,151	4.9
Income tax expense	2,869	2,806	(2.2)	6,567	6,262	(4.9)

Net income	$5,447	$5,329	2.2%	$12,468	$11,889	4.9%

*	Means that the percentage change is not meaningful
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

	Thirteen Weeks Ended (1)			Twenty-Six Weeks Ended
	July 3,	July 4,	Fav (Unfav)	July 3,	July 4,	Fav (Unfav)
	2011	2010%	Change	2011	2010%	Change
	(Dollars in thousands except statistical data and notes)

EBITDA (2)	$11,323	$11,087	2.1%	$24,995	$24,207	3.3%
Adjusted EBITDA (2)	$11,912	$11,387	4.6%	$26,011	$26,908	(3.3)%

Statistical information:
Number of customer care centers:
Domestic (3)	10	10		10	10
International	7	5		7	5

Total	17	15		17	15

Number of workstations, end of period:
Domestic	6,510	6,267		6,510	6,267
International	4,710	4,222		4,710	4,222

Total	11,220	10,489		11,220	10,489

Notes to Non-GAAP Financial Measures
(1)   We operate on a thirteen-week fiscal quarter that ends on the Sunday closest to June 30.
(2)   We define EBITDA as net income plus income tax expense, depreciation and amortization, and interest expense. We define adjusted EBITDA as EBITDA adjusted for legal settlement expense, severance and other charges, transaction-related costs and accelerated stock compensation expense.
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

EBITDA and adjusted EBITDA can be reconciled to net income, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
	(Dollars in thousands)

Net income	$5,447	$5,329	$12,468	$11,889
Interest (income) expense, net	28	(7)	60	(15)
Income tax expense	2,869	2,806	6,567	6,262
Depreciation and amortization	2,979	2,959	5,900	6,071

EBITDA	$11,323	$11,087	$24,995	$24,207

Legal Settlement	1	7	3	2,407
Severance and other charges (reversals)	71	(13)	496	(12)
Transaction-related costs	517	—	517	—
Accelerated stock compensation expense	—	306	—	306

Adjusted EBITDA	$11,912	$11,387	$26,011	$26,908

(3)	We provide services to one of our clients through a co-location arrangement at one of the client’s domestic facilities.

Comparison of Results of Operations for the Thirteen Weeks Ended July 3, 2011 and July 4, 2010
Net revenue increased 6.6% to $82.5 million for the thirteen weeks ended July 3, 2011, as compared to $77.4 million for the thirteen weeks ended July 4, 2010. The increase in revenue of $5.1 million is primarily driven by growth from new and existing clients of $5.7 million in the media & publishing vertical, $3.1 million in the technology vertical, of which $1.9 million relates to the Fargo operations, $1.6 million in the business services vertical and $1.4 million of other services, partially offset by a $6.7 million decrease in the communications vertical.
Cost of services increased $5.0 million, or 8.1%, to $66.0 million for the thirteen weeks ended July 3, 2011, from $61.0 million for the thirteen weeks ended July 4, 2010. Direct labor increased $2.4 million, or 5.8%, primarily driven by increased volume in the off-shore media & publishing vertical, increased volume in the domestic technology vertical, due in part to the addition of the Fargo operations and increased volume in the domestic business services verticals, partially offset by decreased volume in the domestic telecommunications vertical and decreased international efficiencies. Total facility and other costs increased $2.6 million, or 12.9%, due to $2.1 million of increased facility costs associated with increased growth at our customer care centers in the Philippines and the Dominican Republic, the build-out of our customer care center in Uruguay, the addition of the Fargo operations and increased domestic maintenance costs. Other facility expenses increased $0.5 million due to $0.3 million of increased technology costs, $0.1 million of salaries and wages associated with increased operations support and $0.1 million of other facility expenses. Cost of services as a percentage of revenue increased to 80.0% for the thirteen weeks ended July 3, 2011, as compared to 78.8% for the thirteen weeks ended July 4, 2010, primarily due to decreased volume in the domestic telecommunications vertical, an increase in domestic wage rates and benefits, the build-out of the Uruguay customer care center, decreased international efficiencies and increased domestic maintenance costs.
Gross profit increased $0.1 million, or 1%, to $16.5 million for the thirteen weeks ended July 3, 2011, as compared to $16.4 million for the thirteen weeks ended July 4, 2010, as a result of the increased revenue being offset by increased direct labor and facility costs. Gross profit margin decreased from 21.2% for the thirteen weeks ended July 4, 2010 to 20.0% for the thirteen weeks ended July 3, 2011 driven by decreased volume in the domestic telecommunications vertical, an increase in domestic wage rates and benefits, the build-out of the Uruguay customer care center, decreased international efficiencies and increased domestic maintenance costs.
Selling, general and administrative expenses were flat at $8.1 million for the thirteen weeks ended July 3, 2011, as compared to the thirteen weeks ended July 4, 2010, as increases in professional fees of $0.5 million associated with the Fargo acquisition and pending merger with Blackhawk are offset by a $0.2 million decrease in other professional fees and a $0.3 million decrease in costs associated with the final amortization of intangible assets recorded in 2010.
Severance and other charges were $0.1 million for the thirteen weeks ended July 3, 2011, as compared to a slight reversal of severance and other charges for the thirteen weeks ended July 4, 2010 and related to the elimination of certain management and administrative positions.
Operating income was $8.4 million for the thirteen weeks ended July 3, 2011, as compared to $8.3 million for the thirteen weeks ended July 4, 2010. The $0.1 million increase is the result of an increase in gross profit, as noted above.
Net interest expense of less than $0.1 million for the thirteen weeks ended July 3, 2011 was primarily related to $0.1 million of fees associated with the Revolving Loan Facility with PNC, partially offset by $0.1 million from the amortization of points on forward contracts. Net interest income of less than $0.1 million for the thirteen weeks ended July 4, 2010 was primarily related to $0.1 million from the amortization of points on forward contracts, offset by $0.1 million of fees associated with the Revolving Loan Facility with PNC.
EBITDA was $11.3 million for the thirteen weeks ended July 3, 2011, a $0.2 million increase from $11.1 million for the thirteen weeks ended July 4, 2010. Adjusting for legal settlement expense, severance and other charges, transaction-related costs and accelerated stock compensation expense, adjusted EBITDA was $11.9 million for the thirteen weeks ended July 3, 2011, as compared to $11.4 million for the thirteen weeks ended July 4, 2010. More information concerning these non-GAAP financial measures, including the definition of EBITDA and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax expense for the thirteen weeks ended July 3, 2011 was $2.9 million. This results in a 34.5% effective income tax rate for the thirteen weeks ended July 3, 2011, which is lower than the statutory rate due to the generation of tax credits. Income tax expense for the thirteen weeks ended July 4, 2010 was $2.8 million which represents an effective rate of 34.5%.
Net income for the thirteen weeks ended July 3, 2011 was $5.4 million, as compared to $5.3 million for the thirteen weeks ended July 4, 2010. The $0.1 million increase is driven by the increase in gross profit, as noted above.
Comparison of Results of Operations for the Twenty-six Weeks Ended July 3, 2011 and July 4, 2010
Net revenue increased 4.9% to $170.5 million for the twenty-six weeks ended July 3, 2011, as compared to $162.6 million for the twenty-six weeks ended July 4, 2010. The increase in revenue of $7.9 million is primarily driven by growth from new and existing clients of $12.9 million in the media & publishing vertical, $5.1 million in the technology vertical, of which $1.9 million relates to the Fargo operations, $3.3 million in the business services vertical and $2.4 million of other services, partially offset by a $13.8 million decrease in the telecommunications vertical and a $2.0 million decrease in the healthcare vertical associated with a customer who existed this vertical in the fourth quarter of 2010.
Cost of services increased $8.7 million, or 6.9%, to $134.5 million for the twenty-six weeks ended July 3, 2011, from $125.8 million for the twenty-six weeks ended July 4, 2010. Direct labor increased $3.4 million, or 3.9%, primarily driven by increased international volume and expansion, increased volume in the domestic business services vertical and increased volume in the domestic technology vertical, due in part to the addition of the Fargo operations, partially offset by lower domestic wages due to the decline in volume in the telecommunications vertical. Total facility and other costs increased $5.3 million, or 13.5%, due to $3.4 million of increased facility costs associated with increased growth at our customer care centers in the Philippines and the Dominican Republic, the build-out of our customer care center in Uruguay, the addition of the Fargo operations and increased domestic maintenance costs. Other facility expenses increased $1.9 million due to $0.7 million of increased technology costs, $0.4 million of salaries and wages associated with increased operations support and $0.8 million of other facility costs. Cost of services as a percentage of revenue increased to 78.9% for the twenty-six weeks ended July 3, 2011, as compared to 77.4% for the twenty-six weeks ended July 4, 2010, as a result of decreased domestic and international efficiencies, and the build-out of the Uruguay customer care center.
Gross profit was $36.0 million for the twenty-six weeks ended July 3, 2011, as compared to $36.8 million for the twenty-six weeks ended July 4, 2010. The $0.8 million decrease is primarily due to decreased volumes in the domestic technology vertical and increased facility costs related to the build-out of the Uruguay customer care center, partially offset by increased international volume in the media & publishing vertical. Gross profit margin decreased from 22.6% for the twenty-six weeks ended July 4, 2010 to 21.1% for the twenty-six weeks ended July 3, 2011 driven by decreased domestic and international efficiencies, and the build-out of the Uruguay customer care center.
Selling, general and administrative expenses were $16.4 million for the twenty-six weeks ended July 3, 2011, as compared to $16.3 million for the twenty-six weeks ended July 4, 2010. The $0.1 million increase is primarily associated with a $0.5 million increase in professional fees resulting from the acquisition of the Fargo operations and the pending merger with Blackhawk, a $0.3 million increase in compensation and benefits and a $0.3 million increase in technology expense, partially offset by a $0.8 million decrease in costs associated with the final amortization on intangible assets recorded in 2010 and a $0.2 million decrease in other professional fees.
Legal settlement expense was $2.4 million for the twenty-six weeks ended July 4, 2010 related to a proposed litigation settlement of the Tiffany Sharpe, et al. v. APAC Customer Services, Inc. suit. The $2.4 million recorded for the thirteen weeks ended April 4, 2010 represented our estimate at that time of the costs to be incurred for attorneys’ fees and claims, based on expected opt-in rates for claimants in similar actions. For more information regarding the 2010 legal settlement, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Severance and other charges were $0.5 million for the twenty-six weeks ended July 3, 2011, as compared to a slight reversal of severance and other charges for the twenty-six weeks ended July 4, 2010. The $0.5 million increase related to the elimination of certain management and administrative positions.
Operating income was $19.2 million for the twenty-six weeks ended July 3, 2011, as compared to $18.2 million for the twenty-six weeks ended July 4, 2010. The $1.0 million increase was the result of a decrease in legal settlement expense of $2.4 million, partially offset by an $0.8 million decrease in gross profit, a $0.5 million increase in severance and other charges and a $0.1 million increase in selling, general and administrative expenses.
Net interest expense of $0.1 million for the twenty-six weeks ended July 3, 2011 was primarily related to $0.3 million of fees associated with the Revolving Loan Facility with PNC, partially offset by $0.2 million from the amortization of points on forward contracts. Net interest income of less than $0.1 million for the twenty-six weeks ended July 4, 2010 was primarily related to $0.2 million from the amortization of points on forward contracts, partially offset by $0.2 million of fees associated with the Revolving Loan Facility with PNC.
EBITDA was $25.0 million for the twenty-six weeks ended July 3, 2011, a $0.8 million increase from $24.2 million for the twenty-six weeks ended July 4, 2010. Adjusting for legal settlement expense, severance and other charges, transaction-related costs and accelerated stock compensation expense, adjusted EBITDA was $26.0 million for the twenty-six weeks ended July 3, 2011, as compared to $26.9 million for the twenty-six weeks ended July 4, 2010. The $0.9 million decrease was primarily due to the decrease in legal settlement expense and accelerated stock compensation expense, partially offset by a decrease in gross profit and an increase in severance and other charges and transaction-related costs, as noted above. More information concerning these non-GAAP financial measures, including the definition of EBITDA and adjusted EBITDA and a reconciliation of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, can be found under the heading “Non-GAAP Financial Measures” and the accompanying notes thereto appearing elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Income tax expense for the twenty-six weeks ended July 3, 2011 was $6.6 million. This results in a 34.5% effective income tax rate for the twenty-six weeks ended July 3, 2011, which is lower than the statutory rate due to the generation of tax credits. Due to the utilization of net operating loss carryforwards and tax credits, our estimated cash taxes paid for fiscal year 2011 will be approximately 10-15% of income before taxes. Income tax expense for the twenty-six weeks ended July 4, 2010 was $6.3 million which represents an effective rate of 34.5%.
Net income for the twenty-six weeks ended July 3, 2011 was $12.5 million, as compared to $11.9 million for the twenty-six weeks ended July 4, 2010.
Liquidity and Capital Resources
The following table sets forth our unaudited condensed consolidated statements of cash flow data for the twenty-six weeks ended July 3, 2011 and July 4, 2010, respectively.

	Twenty-Six Weeks Ended
	July 3,	July 4,
	2011	2010
	(Dollars in thousands)
Net cash provided by operating activities	$25,609	$28,961
Net cash used in investing activities	(8,985)	(3,967)
Net cash (used in) provided by financing activities	(8,239)	201
Effect of exchange rate changes on cash	(43)	(336)

Net increase in cash and cash equivalents	$8,342	$24,859

Operating Activities
Net cash provided by operating activities was $25.6 million for the twenty-six weeks ended July 3, 2011, as compared to $29.0 million for the twenty-six weeks ended July 4, 2010. The $3.4 million decrease was primarily the result of a $2.0 million change in accounts receivable due to the timing of cash receipts, a $1.6 million decrease in deferred income taxes driven by the utilization of net operating loss carryforwards and net changes in prepaid expenses and other assets and liabilities of $0.9 million, partially offset by a $1.2 million decrease in accrued payroll primarily related to incentive compensation.
Investing Activities
Net cash used in investing activities of $9.0 million for the twenty-six weeks ended July 3, 2011 consisted primarily of $2.6 million in capital expenditures related to client implementations, $2.4 million for the build-out of new facilities, $2.2 million for the acquisition of the Fargo operations and $1.8 million in continued investment in operational and information technology equipment. Cash used in investing activities of $4.0 million for the twenty-six weeks ended July 4, 2010 consisted primarily of $2.8 million in continued investment in operational and information technology equipment and $1.2 million in capital expenditures related to client implementations.
Financing Activities
Net cash used in financing activities of $8.2 million for the twenty-six weeks ended July 3, 2011 is primarily the result of an $8.0 million repurchase of our common stock and $0.5 million of payments against capital lease obligations, partially offset by $0.3 million of cash received from the exercise of stock options. Net cash provided by financing activities of $0.2 million for the twenty-six weeks ended July 4, 2010 relates to $0.5 million in cash received from the exercise of stock options, partially offset by $0.3 million in payments on capital leases.
Bank Financing
We are party to a Revolving Credit and Security Agreement, as amended, (the “Credit Agreement”) with PNC Bank National Association (“PNC”), as agent, and the financial institutions from time to time parties thereto as lenders. The Credit Agreement provides us with up to a $40.0 million revolving loan facility which was originally set to expire in May 2011. On April 27, 2011, we entered into the Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) which amended the Credit Agreement among the Company, Agent and Lenders dated May 5, 2008. The Second Amendment extended the term of the Credit Agreement to September 30, 2011. We are uncertain as to whether the Merger will be completed before the expiration of the current Credit Agreement and are currently evaluating our options with respect to a further extension of the Credit Agreement. We expect that we will be able to obtain an extension of the Credit Agreement under similar terms to the current extension of the Credit Agreement. In the event an extension of the Credit Agreement cannot be obtained, we believe cash balances and cash flows from operations will be sufficient to meet projected operating needs and fund any planned capital expenditures for the next twelve months.
The Credit Agreement contains certain financial covenants including limits on the amount of capital expenditures and maintenance of a minimum fixed charge coverage ratio. Other covenants in the Credit Agreement prohibit us (with limited exceptions) from incurring additional indebtedness, repurchasing outstanding common shares, permitting liens, acquiring, selling or disposing of certain assets, engaging in certain mergers and acquisitions, paying dividends or making certain restricted payments. We obtained a waiver from PNC permitting us to execute our stock repurchase program as approved by our Board of Directors. Our ability to borrow under the Credit Agreement depends on the amount of eligible accounts receivable from our clients.
As of July 3, 2011, there were no outstanding borrowings under the Credit Agreement and we had cash and cash equivalents of $49.7 million. We had approximately $37.8 million of undrawn borrowing capacity under the Credit Agreement as of July 3, 2011, based upon borrowing base calculations. We were in compliance with our financial covenants as of July 3, 2011.

Future Liquidity
We expect that our cash balances of $49.7 million, cash flows from operations and available borrowings of $37.8 million under our Credit Agreement will be sufficient to meet projected operating needs, fund any planned capital expenditures and repay debt obligations for the next twelve months.
We are not aware of any issues with our lenders which might cause funds not to be available for us to draw upon under the terms of our Credit Agreement.

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
The impact from foreign currency exchange rates has become significant due to the change in the U.S. dollar relative to the Philippine peso and the increase in cost of services due to our expanded operations in international locations. We maintain a currency rate hedging program with the objective of mitigating the impact of significant fluctuations in the U.S. dollar / Philippine peso exchange rate. The objective of the hedge transaction is to mitigate the variability in cash flows and expenses over the period of the hedge contracts due to the foreign currency risk associated with the repayment of the intercompany accounts payable from the U.S. operations to the Philippines representing the Philippines’ share of revenue. Forward contracts to purchase 1,503 million Philippine pesos at a U.S. dollar notional of $33.7 million were outstanding as of July 3, 2011.
As we continue to expand operations in the Dominican Republic and Uruguay, the impact from foreign currency exchange rates will become more significant. We will evaluate the use of derivatives to mitigate this exposure as deemed necessary.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of July 3, 2011, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, of our disclosure controls and procedures as of July 3, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended July 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors
For a detailed discussion of the risks and uncertainties associated with our business see Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. Except as set forth below, there have been no material changes to these risk factors since that report.
Our inability to complete the Merger with an affiliate of One Equity Partners (“One Equity”) or if the Merger Agreement is otherwise terminated may result in adverse consequences to the Company.
We signed a merger agreement with an affiliate of One Equity on July 6, 2011. The Merger Agreement includes a number of closing conditions which must be met to close the merger, some of which are beyond our control. In addition, One Equity has rights to terminate the Merger Agreement due to certain events, changes or other circumstances. If for any reason, we are unable to obtain the necessary approvals (including, without limitation shareholder approval), meet the required closing conditions or we do not complete the Merger, there could be negative consequences to the Company, including, but not limited to a decline in our stock price.
The impact of the Merger on our business relationships, operating results and business generally is unknown and may negatively impact our business.
Our client relationships are critical to the operating and financial results of the Company. It is unclear what, if any, impact the Merger may have on our client relationships. The loss of one or more significant clients or the inability to continue operating under existing client contracts with terms favorable to us could materially and adversely affect our financial results and our business.
The costs, delay and management time and attention associated with litigation related to the Merger could negatively affect the Merger or result in a negative impact to our financial results.
Current legal proceedings have been brought against the Company or other actions may be subsequently initiated relating to the pending Merger. Such litigation could result in significant potential costs, diversion of management’s attention from ongoing business concerns and delay the completion of the Merger. Additionally, as is the case with any such litigation, we cannot predict the outcome of such proceedings.
There is the possibility that competing offers will be made which could result in the termination of the Merger Agreement as well as additional cost, delay and potential diversion of management’s attention.
If we receive competing offers, the Board of Directors of the Company, consistent with its duties and the Merger Agreement, may need to consider such competing offers which could result in the termination of the Merger Agreement as well as additional cost, delay and potential diversion of management’s attention from the business during the pendency or consummation of a proposed transaction. Any such delays and increased costs may harm our business and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchase of our common stock during the second fiscal quarter of 2011:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares (or	Average Price	as Part of Publicly	Yet Be Purchased
	Units)	Paid per Share	Announced Plans	Under the Plans or
Period	Purchased	(or Unit)	or Programs (1)	Programs (1)
Beg Balance 4/03/2011	1,791,325	$5.75	1,791,325	3,208,675
4/04/2011 - 5/01/2011	306,940	5.94	306,940	2,901,735
5/02/2011 - 5/29/2011	135,350	5.65	135,350	2,766,385
5/30/2011 - 7/03/2011		—	—	2,766,385

Total	2,233,615	$5.77	2,233,615	2,766,385

(1)
On August 18, 2010, we announced that our Board of Directors had authorized the repurchase of up to an aggregate of five million shares of our common stock. Under the stock repurchase program, purchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. We are not obligated to acquire any particular amount of common stock as a result of the plan, which may be suspended at any time at our discretion. In light of the pending acquisition of the Company by Blackhawk, as described above, we do not currently intend to make any further repurchases of our common stock.

Item 6.	Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APAC Customer Services, Inc.
Date: August 3, 2011	By:	/s/ Kevin T. Keleghan
Kevin T. Keleghan
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ Andrew B. Szafran
Andrew B. Szafran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2011	By:	/s/ Joseph R. Doolan
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

4.1	Specimen Common Stock Certificate, incorporated by reference to APAC Customer Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
10.1	Second Amendment to Revolving Credit and Security Agreement, dated April 27, 2011, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, filed on May 3, 2011.
10.2	Employment Agreement with Gregory M. Carr, dated May 31, 2011, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8-K, dated June 6, 2011.
10.3	Agreement Protecting Company Interests with Gregory M. Carr, dated May 31, 2011, incorporated by reference to APAC Customer Services, Inc.’s Current Report on Form 8K, dated June 6, 2011.
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.